Form 10-Q
period 1996-09-30
ROSLYN BANCORP INC
filed 1997-01-07
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                        Commission File Number 0-28886


                                 ROSLYN BANCORP, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


DELAWARE                                                             11-3333218
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
 or organization)                                            Identification No.)


1400 OLD NORTHERN BOULEVARD, ROSLYN, NEW YORK                             11576
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (516) 621-6000
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


                                    Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1034 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  N/A   No
                                                          -----     -----
                                                      Yes        No   X
                                                          -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of December 31, 1996.

                        PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements.
        --------------------

      Roslyn Bancorp, Inc. is a newly formed holding company, formed for the purpose of acquiring all of the common stock of The Roslyn Savings Bank concurrent with its conversion from mutual to stock form of organization. At this time and until the conversion is complete, Roslyn Bancorp, Inc. is a noncapitalized corporation with no business activities and no material assets or liabilities. For a further discussion of Roslyn Bancorp's formation and intended operations see the Form S-1 Registration Statement as amended, initially filed on August 20, 1996 and declared effective on October 10, 1996. The description of Roslyn Bancorp, Inc. in these filings is herein incorporated by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

            See Item 1.


                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.
        -----------------

            None.

Item 2. Changes in Securities.
        ---------------------

            None.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

            None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

            None.

Item 5. Other Information.
        -----------------

            None.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

        Exhibit 99. Financial information for The Roslyn Savings Bank for the quarter ended September 30, 1996.

                             ROSLYN BANCORP, INC.
                            STATEMENTS OF CONDITION

                                               September 30,             December 31,
                                                   1996                     1995
                                            ------------------        -----------------
Assets...............................              $ --                      NA
Expenses.............................              $ --                      NA
See accompanying notes to financial statements


                           STATEMENTS OF OPERATIONS

                                                   Three Months and Nine Months
                                                        Ended September 30,
                                            -------------------------------------------
                                                   1996                     1996
                                            -------------------       -----------------
Income...............................              $ --                      NA
Expenses.............................              $ --                      NA
      Net income.....................              $ --                      NA
See accompanying notes to financial statements



                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             Nine Months Ended September 30, 1996
                                ---------------------------------------------------------------
                                                  Additional
                                   Common          Paid-in          Retained
                                   Stock           Capital          Earnings          Total
                                ------------     ------------      ----------      ------------
Balance December 31, 1995           $ NA             $ NA             $ NA             $ NA
Balance September 30, 1996          $ --             $ --             $ --             $ --

See accompanying notes to financial statements.


                      STATEMENTS OF CHANGE IN CASH FLOW

                                                    Nine Months Ended September 30,
                                                 --------------------------------------
                                                      1996                    1995
                                                 --------------          --------------
Funds provided............................            $ --                     NA
Funds used................................            $ --                     NA
See accompanying notes to financial statements.

                              ROSLYN BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    General
      -------

      Roslyn Bancorp, Inc. is a newly formed holding company formed for the purpose of acquiring all of the common stock of The Roslyn Savings Bank concurrent with its conversion from mutual to stock form of organization. At September 30, 1996, Roslyn Bancorp, Inc. was a corporation with no business activities and no material assets or liabilities.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            ROSLYN BANCORP, INC.


Dated:           January 7, 1997            By:  /s/ Joseph L. Mancino
      -------------------------------            -------------------------------
                                                 Joseph L. Mancino
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

Dated:           January 7, 1997            By:  /s/ Michael P. Puorro
      -------------------------------            -------------------------------
                                                 Michael P. Puorro
                                                 Chief Financial Officer
                                                 and Treasurer