Form 10-K405
period 1996-12-31
ROSLYN BANCORP INC
filed 1997-03-31
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996

                                    0-28886
                            Commission File Number

                             ROSLYN BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

           Delaware                                      11-3333218
-------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             1400 Old Northern Boulevard, Roslyn, New York  11576
            ------------------------------------------------------

            (Address of Principal Executive Offices)    (Zip Code)

                                (516) 621-6000
 -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act

                         Common Stock, $.01 par value
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [  X  ]    No [____]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     [  X  ]

As of March 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $808,741,418. This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's common stock on March 12, 1997, which was $18.625 as reported in the Wall Street Journal on March 13, 1997.

The Registrant had 43,642,459 shares of Common Stock outstanding as of March 12, 1997.

                                    INDEX
                                    -----

PART I

                                                                        Page No.
                                                                        --------
   Item 1.  Business........................................................ 1

   Item 2.  Properties...................................................... 50

   Item 3.  Legal Proceedings............................................... 52

   Item 4.  Submission of Matters to a Vote of Security Holders............. 52


PART II


   Item 5.  Market for Company's Common Equity
            and Related Stockholder Matters................................. 52

   Item 6.  Selected Financial Data......................................... 53

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 56

   Item 8.  Financial Statements and Supplementary Data..................... 73

   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................. 107

PART III


   Item 10. Directors and Executive Officers of the Company................. 108

   Item 11. Executive Compensation.......................................... 114


   Item 12. Security Ownership of Certain Beneficial Owners and Management.. 125

   Item 13. Certain Relationships and Related Transactions.................. 127

PART IV


   Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K........................................................ 127

SIGNATURES.................................................................. 129


                                    PART I
                            BUSINESS OF THE COMPANY

ITEM 1. BUSINESS.
----------------

     GENERAL

     Roslyn Bancorp, Inc., (also referred to as the "Company" or "Registrant") was incorporated under Delaware law on July 26, 1996. On January 10, 1997, the Registrant acquired The Roslyn Savings Bank and subsidiaries, Roslyn, New York, (the "Bank") as a part of the Bank's conversion from a mutual to a stock form of organization (the "Conversion"). On January 10, 1997, the Company issued an aggregate of 43,642,459 shares of its common stock, par value $0.01 per share ("Common Stock"), of which 42,371,359 shares were issued in a subscription offering and 1,271,100 shares were issued to The Roslyn Savings Foundation (the "Foundation"), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $410.7 million of net conversion proceeds of which $205.3 million was utilized for the acquisition of 100% of the outstanding stock of the Bank. As part of the Conversion, the Bank held $1.36 billion of proceeds in escrow on behalf of depositors and other individuals who submitted funds in anticipation of the Conversion. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision
("OTS") and the Securities and Exchange Commission ("SEC").   As of December 31,
1996, the Company did not transact any material business or operations and had no assets. Currently, the Company's activities consist solely of managing the Bank and investing the portion of net conversion proceeds retained by the Company. Accordingly, the following discussion addresses the operations of the Bank and its subsidiaries.

     The Bank is a community-oriented stock savings bank which was originally chartered by the State of New York in 1875. In August 1995, the Bank completed its acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. ("RMBI"), including its loan servicing portfolio, through its wholly-owned mortgage banking subsidiary, Residential First, Inc. ("RFI"). The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage-backed and mortgage related securities, various debt and equity securities, one- to four-family residential mortgage loans and commercial real estate loans. The Bank also invests in multi-family, construction and development, home equity, second mortgage, consumer and student loans. The Bank currently originates all one- to four-family loans through RFI. Currently, it is the Bank's policy to generally sell, on a servicing retained basis, most longer-term fixed-rate one- to four-family loans as a method of managing its interest rate risk and increasing its loan servicing fee income. However, the Bank currently retains for its portfolio one- to four-family fixed-rate loans in excess of 15 years which have interest rates of 8% or greater. The Bank's revenues are derived principally from the interest on its securities, mortgage, consumer and commercial loans and gains on loan sales and loan servicing fees. The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the sale of loans and securities.

     The Bank's mortgage banking subsidiary, RFI, conducts mortgage banking activities consisting of the origination, sale and servicing of one- to four-family loans secured by properties in the Bank's primary lending area as well as through RFI's mortgage origination offices located in the New York counties of Nassau, Suffolk, Queens and Albany, the New Jersey counties of Morris and Monmouth and the Connecticut counties of Fairfield and Hartford. Currently, all of the Bank's origination of one- to four-family loans is conducted through RFI, which originates loans on behalf of the Bank as well as various other investors and financial institutions.

     In addition to RFI, the Bank maintains various wholly-owned subsidiaries, most of which were incorporated in New York to maintain ownership of specific real estate properties the Bank has taken ownership over as a result of foreclosure or in connection with its lending activities. The Bank also offers savings bank life insurance through its Savings Bank Life Insurance ("SBLI") department.

     As a New York State chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Superintendent of Banks of the State of New York, the New York Banking Board and the New York Department of Banking ("NYBD").

     The Company's executive offices are located at 1400 Old Northern Boulevard, Roslyn, New York 11576. The telephone number is (516) 621-6000.

MARKET AREA AND COMPETITION

     The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates eight full service banking offices in Nassau and Suffolk Counties. The Bank's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located in Nassau and Suffolk Counties which the Bank generally considers to be its primary market area. The Bank's primary lending area has also historically been concentrated in Nassau and Suffolk Counties. However, with the establishment of RFI in August 1995, the Bank's primary lending area with regard to one- to four-family loans was broadened to include the area surrounding RFI's mortgage origination offices.

     The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service entities. Additionally, the Counties of Nassau and Suffolk have historically benefited from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. During the late 1980s and early 1990s, however, due in part to the effects of a prolonged period of weakness in the national economy, the decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan area experienced reduced levels of employment. In addition, the Counties of Nassau and Suffolk experienced reduced employment as a result of restructuring and downsizing in the high technology defense related industries. These conditions, in conjunction with a surplus of available commercial and residential property, resulted in an overall decline in the underlying values of properties located in the area during the late 1980s and early 1990s. Since 1993, the prices and values of real estate have stabilized and, in certain areas, the prices and values of real estate have increased.

     The Bank faces significant competition in its primary market area both in attracting deposits and in originating loans. The Long Island, New York area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and, in some cases, a national presence. This competition arises from commercial banks, savings banks, mortgage banking companies, mortgage brokers, credit unions and other providers of financial services, many of which are significantly larger than the Bank and, therefore, have greater financial and marketing resources than those of the Bank.

LENDING ACTIVITIES

     Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences and commercial real estate properties located in its primary lending area. At December 31, 1996, the Bank's gross loan portfolio totalled $528.5 million, of which $263.3 million were one- to four-family residential mortgage loans, or 49.8% of total gross loans, and $168.8 million were commercial real estate loans, or 32.0% of gross loans. At such date, the remainder of the loan portfolio consisted of $46.6 million of multi-family loans, or 8.8% of total gross loans; $37.5 million of construction and development loans, or 7.1% of total gross loans; $9.5 million of home equity and second mortgage loans, or 1.8% of total gross loans; $1.2 million of consumer loans, primarily consisting of home modernization and passbook loans, or .2% of total gross loans; and $1.6 million of student loans, or .3% of total gross loans.

     The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                         AT DECEMBER 31,
                           -------------------------------------------------------------------------------------------------------
                                    1996                 1995                 1994                 1993                 1992
                           -------------------------------------------------------------------------------------------------------
                                        PERCENT              PERCENT              PERCENT              PERCENT             PERCENT
                              AMOUNT   OF TOTAL    AMOUNT   OF TOTAL    AMOUNT   OF TOTAL    AMOUNT   OF TOTAL    AMOUNT   OF TOTAL
                           -------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Real estate loans:
 One- to four-family.......  $263,337     49.83%  $197,357     48.41%  $153,203     41.52%  $134,248     45.16%  $161,693    48.92%
 Multi-family..............    46,576      8.81     36,353      8.92     18,617      5.05     21,642      7.28     24,090     7.29
 Commercial real estate....   168,797     31.94    124,976     30.65    114,317     30.98    101,806     34.24    100,894    30.53
 Construction and
  development..............    37,459      7.09     41,611     10.21     56,163     15.22     12,983      4.37     17,020     5.15
 Home equity and second
  mortgage.................     9,506      1.80      3,672      0.90      4,346      1.18      5,255      1.77      4,607     1.39
Consumer(1)................     1,241      0.23      1,760      0.43      1,680      0.46      1,995      0.67      2,970     0.90
Student....................     1,576      0.30      1,959      0.48     20,626      5.59     19,345      6.51     19,230     5.82
                             --------    ------   --------    ------   --------    ------   --------    ------   --------   ------
   Gross loans.............   528,492    100.00%   407,688    100.00%   368,952    100.00%   297,274    100.00%   330,504   100.00%
                                         ======               ======               ======               ======              ======
Less:
 Unamortized discounts, net       701                  763                  978                    -                    -
 Deferred loan fees........       881                  666                  611                    -                    -
 Deferred mortgage
  interest.................       566                  493                  145                    -                    -
 Allowance for possible
  loan losses..............    23,320               23,350               25,127               24,502               23,187
                             --------             --------             --------             --------             --------
   Total loans, net........   503,024              382,416              342,091              272,772              307,317
Less:
 Loans held for sale, net:
   One- to four-family.....    12,558               15,278                    -                8,105                    -
   Student.................     1,576                1,873                    -                    -                    -
                             --------             --------             --------             --------             --------
   Loan receivable held
    for investment, net....  $488,890             $365,265             $342,091             $264,667             $307,317
                             ========             ========             ========             ========             ========

_________________________
(1)  Consumer loans include modernization and passbook loans.

     Loan Originations.   Prior to the establishment of its mortgage banking
subsidiary, RFI, in August 1995, all of the Bank's loan origination activity was conducted directly by the Bank's loan personnel at its branch offices and
through referrals from local real estate agents, attorneys and builders.   While
the Bank continues to directly originate all commercial real estate, multi-family, construction and development, home equity, second mortgage, consumer and student loans, since the establishment of RFI in August 1995, all one- to four-family loan origination activity has been conducted through RFI and RFI's commissioned loan officers operating in the Bank's full-service banking offices as well as in RFI's mortgage origination offices.

     All loans originated by the Bank, or by RFI on behalf of the Bank, are underwritten pursuant to the Bank's loan underwriting policies and procedures. The Bank originates both adjustable-rate and fixed-rate one- to four-family loans (through RFI), multi-family loans, commercial real estate loans, home equity and second mortgage loans, construction and development loans, consumer loans and student loans. Since 1993, the Bank has placed increased emphasis on the origination and retention of one- to four-family loans and commercial real estate loans to selected real estate developers operating within the Bank's primary market area. In 1995, the Bank began to phase out its direct student loan originations (except for its direct lending program with Student Loan Marketing Association ("SLMA")) in response to the federal government's initiation of the Federal Family Education Loan Program, which is a direct student lending program. The Bank's and RFI's ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

     Loan Sales, Servicing and Mortgage Banking Activities. Prior to the establishment of RFI, the Bank's loan sale, purchase and servicing activities were primarily conducted directly by the Bank. Since August 1995, all of the Bank's mortgage banking operations have been conducted through RFI with the exception of the servicing of one- to four-family loans originated by the Bank prior to the establishment of RFI, which continue to be serviced directly by the Bank. RFI was formed in conjunction with the Bank's August 1995 acquisition of certain assets and liabilities, including its loan servicing portfolio, of RMBI, a mortgage banking firm operating in the New York counties of Nassau, Suffolk, Queens and Albany, the New Jersey counties of Morris and Monmouth and the Connecticut counties of Fairfield and Hartford. RFI's activities are directed by its two executive officers, who were the co-founders of RMBI, with such activities being overseen by the Bank. RFI's mortgage banking activities primarily involve the origination, sale and servicing of one- to four-family loans generally secured by properties located in the areas surrounding the Bank's branch offices and RFI's mortgage origination offices.

     RFI originates one- to four-family loans through its commissioned loan personnel and through referrals from real estate brokers, builders, developers and other sources. RFI loan personnel operate in the Bank's eight branch offices as well as RFI's eight mortgage origination offices. RFI also utilizes a network of approved mortgage brokers and loan correspondents. As a mortgage banking company, RFI originates one- to four-family loans for sale to the Bank as well as a variety of other investors, including financial institutions and securities brokerage firms. RFI also originates loans for sale directly to the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") based upon loan terms and underwriting criteria provided to RFI by such agencies. RFI delivers loan products to investors in the form of whole loans and in the form of mortgage-backed securities issued by FNMA and FHLMC which it receives in exchange for the sale of whole loans to such agencies. RFI's one- to four-family loan production is not dedicated to the Bank as RFI offers a variety of competing loan products to customers pursuant to loan programs that are pre-approved by other potential loan investors. Accordingly, the Bank competes with RFI's other investors for the purchase of one- to four-family loans on the basis of rates and terms. With the exception of all Federal Housing Authority ("FHA")/Veterans Administration ("VA") loans and non-conforming loans, all loans sold by RFI are sold on a servicing retained basis. The Bank will revise its policy as to the types of loans it will originate for investment through RFI based upon an analysis of the current and anticipated market interest rates and other market
conditions.   It is currently the policy of the Bank to purchase from RFI for investment all adjustable-rate one- to four-family loans and fixed-rate one- to four-family mortgage loans with terms of 15 years or less or which have interest rates of 8% or more. For the year ended December 31, 1996, RFI originated $298.4 million of loans of which $76.3 million was purchased by the Bank for its loan portfolio. RFI currently does not offer commercial real estate, multi-family, construction and development, home equity, second mortgage or consumer loans.

     Funding for the origination of all loans by RFI is principally provided by the Bank through a $30 million revolving line of credit whereby borrowings on such line of credit are immediately paid down by RFI upon the sale of loans. At December 31, 1996, $1.8 million of RFI's mortgage loans were pledged to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." The notes are repaid as the related mortgage loans are sold or collected.

     RFI's mortgage banking revenues generally consist of loan origination fees, interest income on mortgages during the period they are held for sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of any loan servicing.

     The loan products currently offered by RFI include mortgage loans insured by the FHA and VA, as well as a variety of loans which conform to the underwriting standards specified by FNMA and FHLMC ("conforming loans") and, to a lesser extent, non-conforming loans. Since all loans originated by RFI are sold, such loans must meet the origination and underwriting criteria established by the final investors in the loans, including the Bank. All loans originated by RFI are sold pursuant to commitments negotiated with FNMA, FHLMC and other investors to purchase loans meeting such investor's defined criteria and which may require RFI to deliver a specific amount of mortgage loans. RFI sells most of the conforming mortgage loans it originates to FNMA and FHLMC in exchange for FNMA and FHLMC mortgage-backed securities through purchase and guarantee programs sponsored by these agencies; RFI, in turn, sells such FNMA and FHLMC mortgage-backed securities to private investors. These programs provide either for direct sale of mortgage loans to FNMA or FHLMC, or for the pooling of mortgage loans in exchange for securities guaranteed by FNMA and FHLMC. Exchanges of loans into agency securities and sales of loans are generally made without recourse to RFI in the event of default by the borrower, except, in the case of VA loans, which are subject to limitations on the VA's loan guarantees. RFI generally retains the servicing rights on the mortgage loans exchanged for mortgage-backed securities but generally sells loans to institutional investors on a servicing released basis. Non-conforming one- to four-family loans originated by RFI that do not meet FNMA and FHLMC guidelines are generally sold to the Bank and private institutional investors.

     Between the time RFI issues loan commitments and the time such loans, or the securities into which the loans are converted are sold, RFI is exposed to movements in the market price due to changes in market interest rates. RFI attempts to manage this risk by utilizing forward cash sales to FNMA, FHLMC and other approved investors or agencies and forward sales of mortgage-backed securities to securities brokers and dealers, other financial institutions and private investors (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, RFI attempts to cover between 75% and 105% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments RFI will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates as to closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan originations and purchases and management's estimates can expose the Bank and RFI to losses. If RFI is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, RFI may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at premium for delivery. While the aforementioned activity is managed continually, there can be no assurance that RFI will be successful in its efforts to eliminate the risk of interest rate fluctuation between the time origination or purchase commitments are issued and the ultimate sale of the loans.

     Currently, the Bank services all of its commercial real estate, construction and development, multi-family, home equity, second mortgage, consumer and student loans and all one- to four-family loans originated for its portfolio prior to its establishment of RFI on August 1, 1995. RFI services all loans it originates on behalf of the Bank as well as for all conforming loans sold to other investors. All FHA and VA loans are sold on a servicing-released basis, as are other selected loans sold to private institutional investors. In addition, in connection with the Bank's acquisition of certain liabilities and assets from RMBI, the Bank acquired the servicing rights of $623.0 million of loans sold by RMBI. At December 31, 1996, RFI's loan servicing portfolio totalled $858.4 million, primarily consisting of conforming fixed-rate loans. The Bank's loan servicing portfolio totalled $424.5 million as of December 31, 1996 and primarily consisted of one- to four-family, commercial real estate and construction and development loans originated by the Bank prior to its acquisition of certain assets and liabilities from RMBI. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. RFI utilizes a third party subservicer, Essex Home Mortgage Service Corporation ("Essex"), to service all loans. Essex receives an annual flat fee per loan and any ancillary fee income and RFI recognizes servicing fee income in excess of servicing fees paid to Essex and retains the use of the escrow balances. During the year ended December 31, 1996, the Bank sold without recourse, including loans sold in 1996 by RFI, approximately $152.0 million of whole loans with loan servicing retained.

     The following tables set forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated and includes RFI's loan originations on behalf of the Bank commencing August 1, 1995.

                                              FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                 1996       1995       1994
                                             ----------   --------   --------
                                                       (In thousands)
Gross loans(1):
Balance outstanding at beginning of period...  $407,688   $368,952   $297,274
                                               --------   --------   --------
 Loans originated:
   One- to four-family.......................   299,292    153,206     52,668
   Multi-family..............................    14,000     19,310        960
   Commercial real estate....................    59,555     17,310     26,431
   Construction and development..............    42,540     31,598     55,950
   Home equity and second mortgage...........     8,943         50        424
   Consumer and student(2)...................     3,958      4,845      4,664
                                               --------   --------   --------
     Total loans originated..................   428,288    226,319    141,097
 Loans purchased.............................    12,734     22,059     12,764
                                               --------   --------   --------
     Total loans originated and purchased....   441,022    248,378    153,861
                                               --------   --------   --------
Less:
 Principal repayments........................    95,105     66,084     61,196
 Sales of loans..............................   221,989    134,084     15,697
 Transfers to real estate owned..............       997      6,964      5,119
 Principal charged-off.......................     2,127      2,510        171
                                               --------   --------   --------
   Total loans...............................   528,492    407,688    368,952
Less: Loans held for sale, net...............   (14,134)   (17,151)         -
                                               --------   --------   --------
Loans receivable held for investment at end    $514,358   $390,537   $368,952
 of period...................................  ========   ========   ========

_____________________
(1) Gross loans includes loans receivable held for investment and loans held for sale.
(2)  Consumer loans originated consist of modernization and passbook loans.

     Loan Maturity and Repricing. The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1996. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totalled $95.1 million for fiscal 1996, $66.1 million for fiscal 1995 and $61.2 million for fiscal 1994.

                                                                    AT DECEMBER 31, 1996
                                               -------------------------------------------------------------------
                                                                      REAL ESTATE LOANS
                                               -------------------------------------------------------------------
                                                                                                          HOME
                                                  ONE- TO                COMMERCIAL   CONSTRUCTION     EQUITY AND
                                                   FOUR-     MULTI-         REAL           AND           SECOND
                                                  FAMILY     FAMILY       ESTATE      DEVELOPMENT       MORTGAGE
                                               ----------  -----------   ----------   ------------    ------------
                                                                      (IN THOUSANDS)
Amounts due:
 Within one year.............................   $ 12,859     $   380      $ 12,237         $18,969          $  127
                                                --------     -------      --------    ------------          ------
 After one year:
  More than one year to three years..........      2,620         663        18,121          16,453           1,918
  More than three years to five years........      2,114       1,286        16,526           2,037           1,981
  More than five years to 10 years...........     62,942      26,386       107,078               -           1,503
  More than 10 years to 20 years.............     74,608      17,861        13,179               -              49
  More than 20 years.........................    108,194           -         1,656               -           3,928
                                                --------     -------      --------    ------------          ------

  Total due after December 31, 1997..........   $250,478     $46,196      $156,560         $18,490          $9,379
                                                --------     -------      --------    ------------          ------

  Total amount due...........................   $263,337     $46,576      $168,797         $37,459          $9,506
                                                ========     =======      ========    ============          ======
  Less:
    Unamortized discounts, net...............
    Deferred loan fees, net..................
    Deferred mortgage interest...............
    Allowance for possible loan losses.......

  Total loans, net...........................

  Less:  Loans held for sale, net............


  Loans receivable held for investment, net..

                                                       AT DECEMBER 31, 1996
                                               -------------------------------------
                                                                            TOTAL
                                                                            LOANS
                                               CONSUMER      STUDENT     RECEIVABLE
                                               --------      -------     -----------
                                                          (IN THOUSANDS)
Amounts due:
 Within one year.........................       $   44        $1,576       $ 46,192
                                                ------       -------       --------
 After one year:
  More than one year to three years......          248             -         40,023
  More than three years to five years....          276             -         24,220
  More than five years to 10 years.......          672             -        198,581
  More than 10 years to 20 years.........            1             -        105,698
  More than 20 years.....................            -             -        113,778
                                                ------       -------       --------

  Total due after December 31, 1997......       $1,197        $    -       $482,300
                                                ------       -------       --------

  Total amount due.......................       $1,241        $1,576       $528,492
                                                ======       =======       --------
  Less:
    Unamortized discounts, net...........                                       701
    Deferred loan fees, net..............                                       881
    Deferred mortgage interest...........                                       566
    Allowance for possible loan losses...                                    23,320
                                                                           --------
  Total loans, net.......................                                   503,024

  Less:  Loans held for sale, net........                                    14,134
                                                                           --------

  Loans receivable held for investment, net                                $488,890
                                                                          =========

     The following table sets forth at December 31, 1996, the dollar amount of gross loans receivable contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                       DUE AFTER DECEMBER 31,  1997
                                    ----------------------------------
                                       FIXED    ADJUSTABLE     TOTAL
                                    ---------  ------------  ---------
                                                  (IN THOUSANDS)

Real estate loans:
  One- to four-family............    $159,189   $ 91,289    $250,478
  Multi-family...................      17,707     28,489      46,196
  Commercial real estate.........      16,628    139,932     156,560
  Construction and development...           -     18,490      18,490
  Home equity and second mortgage       2,726      6,653       9,379
                                     --------   --------    --------
    Total real estate loans......     196,250    284,853     481,103
                                     --------   --------    --------
Consumer and student loans(1)....       1,197          -       1,197
                                     --------   --------    --------
 Total loans receivable..........    $197,447   $284,853    $482,300
                                     ========   ========    ========

______________
(1)   Includes modernization and passbook loans.

     One- to Four-Family Loans. The Bank, through RFI, currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area as well as in the New York, New Jersey and Connecticut areas in which RFI operates mortgage origination offices, with maturities up to thirty years. One- to four-family mortgage loan originations are generally obtained from RFI's loan representatives operating in the Bank's branch offices and RFI's offices and through their contacts with the local real estate industry and through direct consumer advertising. RFI has approximately 55 commissioned loan originators who actively solicit mortgage loan applications.

     At December 31, 1996, the Bank's one- to four-family loans totalled $263.3 million, or 49.8%, of gross loans. Of the one- to four-family loans outstanding at that date, 65.1% were fixed-rate loans and 34.9% were adjustable-rate mortgage loans. The Bank, through RFI, offers fixed-rate mortgage loans with terms of ten, fifteen, twenty and thirty years. The Bank, through RFI, currently offers a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a three, seven or ten year initial fixed period.
The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year and five year Constant Maturity Treasury ("CMT") Index. Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan.
Certain of the Bank's adjustable-rate mortgage loans can be converted to a fixed-rate loan with interest rates based upon the then-current market rates plus a varying margin.

     The volume and type of adjustable-rate mortgage loans originated by RFI on behalf of the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity thereof.

     One- to four-family residential mortgage loans are generally underwritten according to FNMA and FHLMC guidelines. The Bank, through RFI, generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or the selling price of the property securing the loan up to a maximum amount of $600,000 for loans originated for sale and up to a maximum amount of $1 million for loans to be sold to private investors, subject to certain exceptions to these guidelines which must be approved by either the Chief Executive Officer or Chief Lending Officer and reviewed by the Board of Directors. The Bank currently requires private mortgage insurance to be obtained for loans in excess of an 80% loan to value ratio. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     In an effort to provide financing for low and moderate income home buyers, RFI participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency ("SONYMA") and the New Jersey Mortgage Housing Finance Agency ("NJMHFA"). The SONYMA and NJMHFA mortgage programs provide low and moderate income households with fixed-rate loans which are generally below prevailing fixed-rate mortgages and which allow below market down payments.
Such loans generally are sold by RFI.

     Multi-Family Lending. The Bank originates fixed- and adjustable-rate multi-family mortgage loans generally secured by forty to four hundred unit apartment buildings located in the Bank's primary market area. At December 31, 1996, the Bank's multi-family loan portfolio was $46.6 million, or 8.8% of gross loans. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan may be made in an amount up to 75% of the lower of the appraised value or sales price of the underlying property with terms of up to 30 years. The Bank's adjustable-rate multi-family loans are originated with rates that are fixed for the first five years and adjust every five years thereafter based upon the 5 year U.S. Treasury bill plus a margin of 1.75% to 3.0%. The Bank offers multi-family loans with terms of up to 10 years. The Bank's current policies limit the amount of multi-family loans the Bank may have to 25% of the aggregate loan portfolio. The Bank's current policies limit such loans to $10 million per project and an aggregate of $30 million in loans outstanding per borrower, although the Bank will make exceptions to this policy provided full board approval for the loan is obtained. In addition, the Bank generally requires a debt service coverage ratio of a minimum of 120% and the personal guarantee of the borrower during the construction stage. The Bank also requires an appraisal on the property conducted by an independent appraiser and title insurance. Additionally, the Bank requires a market occupancy rate of at least 90% prior to lending for multi-unit apartment buildings.

     When evaluating the qualifications of the borrower for a multi-family loan, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate management skills and the ability to maintain the property from current rental income. The Bank's policy requires borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements and credit history of the borrower, as well as other related documentation.

     Loans secured by apartment buildings and other multi-family residential properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Since the payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require, among other things, that such loans be qualified at origination on the basis of the property's income and debt coverage ratio. As part of its operating strategy, the Bank intends to increase its multi-family lending in its primary market area depending on market demand for such loans.

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes which are located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1996, was $30 million; however, the Bank's policies limit such loans to $10 million per project and an aggregate of $30 million in loans outstanding per borrower. These loans may be made with terms up to 20 years and are generally offered at interest rates which adjust in accordance with the CMT Index. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%. At December 31, 1996, the Bank's commercial real estate loan portfolio totalled approximately $168.8 million, or 32.0% of gross loans.

     Loans secured by commercial real estate properties, like multi-family loans, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service coverage ratio. As part of the operating strategy, the Bank intends to continue to emphasize its commercial real estate lending activities in its primary market area depending on the demand for such loans and commercial real estate market conditions.

     Construction and Development Lending. The Bank originates loans for the development of commercial and residential property located in its primary market area. The Bank will originate loans for the acquisition of commercial and residential property located in its primary market area only if such acquisition loan is part of an overall development loan. Construction and development loans are offered primarily to experienced local developers operating in the Bank's primary market area. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential, multi-family and commercial real estate properties located in the Bank's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 1996, the Bank had $74.0 million of construction loans committed to the construction of one- to four-family properties. Construction loans are generally offered with terms up to three years for residential property and up to two years for multi-family and commercial property. Construction loans may be made in amounts up to 90% of the estimated cost of construction. With respect to construction loans, the Bank's policy is to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed generally on a monthly basis in increments as construction progresses and as inspections by the Bank's supervising engineer warrant. The Bank does not originate loans secured by undeveloped land.

     Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Home Equity and Second Mortgage Lending.   The Bank offers fixed-rate,
fixed-term home equity loans and adjustable-rate home equity lines of credit in its primary market area. Fixed-rate, fixed-term home equity loans are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $50,000. Fixed-rate, fixed-term home equity loans are offered with terms up to ten years and home equity lines of credit are offered for terms up to thirty years, with interest-only payments during the first ten years and repayment of principal and interest during the final twenty years. Adjustable-rate home equity lines of credit are offered in amounts up to 75% of the appraised value of the property (including the first mortgage) with a maximum line amount of $100,000.

     Consumer, Student and Other Lending. The Bank's portfolio of consumer, student and other loans primarily consists of home modernization loans, loans secured by deposit accounts and student loans. As of December 31, 1996, consumer and student loans amounted to $2.8 million, or .53% of the Bank's gross loan portfolio, of which $1.6 million were student loans. The Bank has phased out its direct student loan origination program, except for its participation in a direct lending program with Student Loan Mortgage Association ("SLMA"). This phase-out was made necessary by the initiation of the federal government's direct student loan origination program. During the year ended December 31, 1995, the Bank sold approximately $21.5 million of its student loan portfolio, recording an aggregate gain of $496,000. During the year ended December 31, 1996, the Bank sold approximately $3.7 million of its student loan portfolio recording a gain of $38,000. The Bank also has phased out its home improvement loans by expanding its home equity loan program.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Executive Committee, comprised of rotating members of the Board of Directors, to review and approve loans in amounts greater than management has the authority to approve. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: commercial real estate loans of up to $1.0 million can be approved by the President or Senior Lending Officer plus one additional officer in the Lending Division; all commercial real estate loans, multi-family loans, construction loans and loan participations in excess of $1.0 million require the approval of the Executive Committee of the Board of Directors; when these loans exceed $5.0 million, they require the approval of the Executive Committee and the Board of Directors.
Home equity loans and lines of credit are approved by two officers within the lending division, with one of those officers being a senior officer of the Bank. All residential loans of up to $300,000 are approved within RFI by the underwriter; loans in excess of this amount require the countersignature of a senior officer of RFI.

     With respect to all loans originated by RFI on behalf of the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by appraisers approved by the Bank. For proposed mortgage loans, the Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's underwriting policies must be noted on an underwriting standards checklist and approved by the Executive Committee for loans of up to $5.0 million and by the Board of Directors for loans of $5.0 million or more. The Bank subjects all loan commitments for non-residential mortgage loans to an environmental site assessment.

DELINQUENT LOANS, REAL ESTATE OWNED AND CLASSIFIED ASSETS

     Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a delinquency notice be mailed no later than the 16th day of delinquency and a late charge assessed after 15 days. The Bank's subservicer, Essex, follows similar delinquency procedures. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when in the opinion of management such suspension is warranted. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO") and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

     At December 31, 1996, the Bank's real estate owned, net, consisted of foreclosed assets totalling $1.7 million and was held directly by the Bank and by its subsidiaries which were formed for the purpose of holding and maintaining certain real estate owned. See "- Subsidiary Activities." At such date, real estate owned, net, was comprised of five (5) one- to four-family properties with an aggregate carrying value of $300,000, and six (6) commercial real estate properties with an aggregate carrying value of $1.4 million. Bank personnel or an independent inspector generally conducts periodic external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Bank will charge off any loan principal it deems appropriate at such time. Bank personnel conduct monthly reviews of its foreclosed real estate and periodically adjust its valuation allowance for possible declines in the value of real estate owned. The Bank's allowance for possible losses on real estate owned at December 31, 1996 totalled $1.2 million, or 42.1% of the aggregate gross value of real estate owned. The Bank is currently offering for sale all real estate owned as a result of foreclosure through brokers and through its own personnel.

     The Bank's policies permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans with the exception that the Bank may loan up to 80% of the lesser of the appraised value or sales price of the foreclosed property.

     Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge-off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and NYBD, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy
statement.   While the Bank believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for possible loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Bank's senior management reviews and classifies the Bank's loans on a monthly basis and reports the results of its review to the Board of Directors. At December 31, 1996, the Bank had $13.1 million of loans designated as Substandard, consisting of 51 commercial real estate, one- to four-family and construction loans, and no loans classified as Doubtful or Loss. At December 31, 1996, the Bank had $18.8 million of assets designated as Special Mention, consisting of 44 commercial real estate, one- to four-family and construction loans which were designated Special Mention due to past loan delinquencies.

     The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                            AT DECEMBER 31, 1996                                   AT DECEMBER 31, 1995
                              ---------------------------------------------------   ----------------------------------------------
                                     60-89 DAYS               90 DAYS OR MORE            60-89 DAYS            90 DAYS OR MORE
                              ----------------------      -----------------------   --------------------   -----------------------
                                           PRINCIPAL                  PRINCIPAL                 PRINCIPAL                PRINCIPAL
                                 NUMBER    BALANCE         NUMBER      BALANCE       NUMBER      BALANCE     NUMBER       BALANCE
                                OF LOANS   OF LOANS        OF LOANS    OF LOANS     OF LOANS     OF LOANS   OF LOANS     OF LOANS
                              ----------   ---------      ---------   -----------   --------    ----------  -------     ----------
                                                                      (DOLLARS IN THOUSANDS)
One- to four-family........         6       $  475           21          $ 1,853         4         $ 297        23         $1,915
Multi-family...............         -            -            -                -         -             -         -              -
Commercial real estate.....         -            -            8            4,004         -             -        15          6,536
Construction and
 development...............         -            -            1              602         -             -         1            150
Home equity and second
 mortgage..................         -            -            -                -         -             -         1            123
Consumer loans(1)..........         1            5            1                8         -             -         -              -
Student loans..............         -            -            -                -         -             -        11             42
                                   --       ------          ---          -------       ---     ---------        --         ------
Total......................         7       $  480           31          $ 6,467         4         $ 297        51         $8,766
                                   ==       ======          ===          =======       ===     =========        ==         ======
Delinquent loans to total
 loans(2)..................                   0.09%                         1.26%                   0.08%                    2.26%
                                            ======                       =======               =========                   ======

                                             AT DECEMBER 31, 1994
                              -------------------------------------------------
                                    60-89 DAYS                90 DAYS OR MORE
                              ---------------------  --------------------------
                                          PRINCIPAL                 PRINCIPAL
                                 NUMBER    BALANCE     NUMBER        BALANCE
                                OF LOANS  OF LOANS    OF LOANS      OF LOANS
                              ---------- ----------  ----------   ------------
                                            (DOLLARS IN THOUSANDS)
One- to four-family........         6     $  173         20          $ 2,750
Multi-family...............         -          -          -                -
Commercial real estate.....         1        787         21           13,541
Construction and
 development...............         1        388          3            2,900
Home equity and second
 mortgage..................         -          -          1               60
Consumer loans(1)..........         -          -          -                -
Student loans..............        86        330        128              605
                                   --     ------        ---          -------
Total......................        94     $1,678        173          $19,856
                                   ==     ======        ===          =======
Delinquent loans to total
 loans(2)..................                 0.46%                       5.41%
                                          ======                     =======

_______________
(1) Consumer loans consist of modernization loans and passbook loans.
(2) Total loans includes loans receivable held-for-investment, less deferred loan fees, deferred mortgage interest and unamortized discounts, net.

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans and REO.

                                                            AT DECEMBER 31,
                                        -----------------------------------------------------
                                            1996      1995       1994       1993       1992
                                        ---------   -------   --------   --------   ---------
                                                        (DOLLARS IN THOUSANDS)
Non-accrual loans:
 One- to four-family....................  $ 2,764    $ 2,965    $ 4,708    $ 6,041    $ 5,130
 Multi-family...........................        -          -        263      1,037        925
 Commercial real estate.................    5,374      8,650     16,519     17,350     14,221
 Construction and                             602        150      2,900      3,226      5,475
   development..........................  -------    -------    -------    -------    -------

  Total non-accrual loans...............    8,740     11,765     24,390     27,654     25,751

Loans contractually past due 90                 -        408        665      3,689      3,346
 days or more, other than non-accruing..  -------    -------    -------    -------    -------

  Total non-performing loans............    8,740     12,173     25,055     31,343     29,097

Real estate owned, net(1)...............    1,698      6,047      3,359      2,613      2,911
                                          -------    -------    -------    -------    -------
 Total non-performing                     $10,438    $18,220    $28,414    $33,956    $32,008
  assets................................  =======    =======    =======    =======    =======

Allowance for possible
  loan losses as a percent
 of loans(2)............................     4.55%      6.01%      6.84%      8.47%      7.02%

Allowance for possible
  loan losses as a percent
  of total non-performing
 loans(3)...............................   266.82%    191.82%    100.28%     78.17%     79.69%

Non-performing loans
 as a percent of loans(2)(3)............     1.71%      3.13%      6.82%     10.84%      8.80%

Non-performing assets
  as a percent of total
 assets(3)(4)...........................     0.29%      1.14%      1.98%      2.53%      2.45%

______________________
(1) Real estate owned balances are shown net of related loss allowances.
(2) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(4) Total assets at December 31, 1996 includes $1.36 billion of proceeds held in escrow by the Bank on behalf of depositors and other individuals who submitted funds in anticipation of the Bank's conversion to stock form and the concurrent issuance of Roslyn Bancorp, Inc. Common Stock.

     Non-accrual loans totalled $8.7 million as of December 31, 1996, and included 39 one- to four-family loans, with an aggregate balance of $2.8 million and 14 commercial real estate loans and construction and development loans with an aggregate balance of $5.9 million. Non-accrual loans do not include student loans delinquent 90 days or more as the Bank does not classify such loans as non-accrual because delinquent principal and interest on guaranteed student loans is guaranteed by the U.S. government.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained through provisions for possible loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for possible loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

     As of December 31, 1996, the Bank's allowance for possible loan losses was $23.3 million or 4.55% of total loans and 266.82% of non-performing loans as compared to $23.4 million, or 6.01% of total loans and 191.82% of non-performing loans as of December 31, 1995. The Bank had total non-performing loans of $8.7 million and $12.2 million at December 31, 1996 and December 31, 1995, respectively, and non-performing loans to total loans of 1.71% and 3.13%, respectively. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYBD as an integral part of their examination process periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to make additional provisions for estimated possible loan losses based upon judgments different from those of management.

     The following table sets forth activity in the Bank's allowance for possible loan losses for the periods set forth in the table.

                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                        1996      1995      1994       1993      1992
                                    ---------   -------   -------    -------   --------
                                                       (IN THOUSANDS)
Balance at beginning of year........   $23,350   $25,127   $24,502    $23,187   $19,698
                                       -------   -------   -------    -------   -------
Provision for possible loan losses..     2,000       600       600      6,860     9,300

Charge-offs:
 Real estate loans:
  One- to four-family...............        19        14         -        304       162
  Multi-family......................         -         -         -          -         -
  Commercial real estate............     1,589     2,385        59      3,977       520
  Construction and development......       519       111       112      1,264     5,129
 Consumer and student loans.........         -         -         -          -         -
                                       -------   -------   -------    -------   -------
    Total charge-offs...............     2,127     2,510       171      5,545     5,811
                                       -------   -------   -------    -------   -------
Recoveries:
 Real estate loans:
  One- to four-family...............         3        40       107          -         -
  Multi-family......................         -         -         -          -         -
  Commercial real estate............        94        92        89          -         -
  Construction and development......         -         1         -          -         -
 Consumer and student loans.........         -         -         -          -         -
                                       -------   -------   -------    -------   -------
    Total recoveries................        97       133       196          -         -
                                       -------   -------   -------    -------   -------
Net charge-offs (recoveries)........     2,030     2,377       (25)     5,545     5,811
                                       -------   -------   -------    -------   -------
Balance at end of year..............   $23,320   $23,350   $25,127    $24,502   $23,187
                                       =======   =======   =======    =======   =======

     The following tables set forth the Bank's percent of allowance for possible loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                              AT DECEMBER 31,
                                    -----------------------------------------------------------------------------------------------
                                                        1996                                           1995
                                    -----------------------------------------------      ------------------------------------------
                                                     PERCENT OF        PERCENT OF                  PERCENT OF       PERCENT OF
                                                     ALLOWANCE          LOANS IN                    ALLOWANCE        LOANS IN
                                                      TO TOTAL       EACH  CATEGORY                 TO TOTAL       EACH CATEGORY
                                        AMOUNT       ALLOWANCE       TO TOTAL LOANS      AMOUNT     ALLOWANCE      TO TOTAL LOANS
                                    -------------   -----------      ---------------    --------   -----------    -----------------
                                                                        (DOLLARS IN THOUSANDS)
One- to four-family.............    $    2,580         11.06%             49.83%         $ 2,176       9.32%           48.41%
Multi-family....................         2,960         12.69               8.81            3,036      13.00             8.92
Commercial real estate..........         7,474         32.05              31.94            7,185      30.77            30.65
Construction and development....         4,664         20.00               7.09            3,872      16.58            10.21
Home equity/second mortgage.....            47          0.20               1.80               35       0.15             0.90
Consumer and student............            35          0.15               0.53               34       0.15             0.91
Unallocated.....................         5,560         23.85                  -            7,012      30.03                -
                                    ----------       -------           --------           ------     ------           ------
Total allowance for possible
    loan losses                     $   23,320       100.00%             100.00%         $23,350     100.00%          100.00%
                                    ==========       =======           ========           ======     ======           ======

                                                                       AT DECEMBER 31,
                            --------------------------------------------------------------------------------------------------------

                                           1994                               1993                               1992
                            -----------------------------------  ---------------------------------   -------------------------------

                                                    PERCENT OF                         PERCENT OF                        PERCENT OF
                                      PERCENT OF    LOANS IN            PERCENT OF     LOANS IN               PERCENT OF LOANS IN
                                      ALLOWANCE        EACH              ALLOWANCE       EACH                 ALLOWANCE     EACH
                                      TO TOTAL     CATEGORY TO           TO TOTAL     CATEGORY TO             TO TOTAL   CATEGORY TO
                             AMOUNT   ALLOWANCE    TOTAL LOANS   AMOUNT  ALLOWANCE    TOTAL LOANS    AMOUNT   ALLOWANCE  TOTAL LOANS
                            --------  ---------    -----------   ------  ---------    -----------   -------  -----------  ----------

                                                                   (DOLLARS IN THOUSANDS)

One- to four-family........  $ 2,677      10.65%        41.52%  $ 2,801      11.43%        45.16%   $ 3,121      13.46%     48.92%
Multi-family...............    2,824      11.24          5.05     2,938      11.99          7.28      3,172      13.68       7.29
Commercial real estate.....    7,523      29.94         30.98     9,525      38.87         34.24     10,014      43.19      30.53
Construction and
  development..............    4,426      17.61         15.22     2,533      10.34          4.37      2,333      10.06       5.15
Home equity/second
  mortgage.................       31       0.13          1.18        32       0.13          1.77         31       0.13       1.39
Consumer and student.......       35       0.14          6.05        38       0.16          7.18         43       0.18       6.72
Unallocated................    7,611      30.29             -     6,635      27.08             -      4,473      19.30          -
                             -------     ------        ------   -------     ------        ------    -------     ------     ------
Total allowance for
  possible loan losses.....  $25,127     100.00%       100.00%  $24,502     100.00%       100.00%   $23,187     100.00%    100.00%
                             =======     ======        ======   =======     ======        ======    =======     ======     ======

ENVIRONMENTAL ISSUES

     The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes security property unsuitable for use. This could also have a negative effect on nearby property values. The Bank attempts to control its risk by requiring that a phase one environmental assessment be completed as part of its underwriting review for all non-residential mortgage applications. In addition, the Bank's policy is to maintain ownership of specific real estate properties acquired by the Bank as a result of foreclosure in separately incorporated subsidiaries.

SECURITIES INVESTMENT ACTIVITIES

     The Board of Directors sets the securities investment policy of the Bank. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of Directors has established an Investment Committee comprised of three Directors and the Investment Officer to supervise the Bank's securities investment program. The Bank's Investment Committee meets quarterly and evaluates all investment activities for safety and soundness, evaluates investment policy and objectives for the next quarterly period and submits a report to the Board of Directors. The Bank's Investment Officer is responsible for making securities investment portfolio decisions in accordance with the Bank's policies. While the Investment Officer has the authority to conduct trades within specific guidelines established by the Bank's investment policy, all transactions are reviewed by the Investment Committee on a quarterly basis and reported to the Board of Directors on a monthly basis.

     The Bank's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds and corporate debt obligations and corporate equities. In addition, the Bank's policies permit investments in mortgage-backed and mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") and privately-issued Collateralized Mortgage Obligations ("CMOs"). The Bank's current securities investment strategy is to deemphasize its investment in U.S. government obligations, corporate debt and municipal bonds and to emphasize the purchase of mortgage-backed and mortgage related securities and preferred stock issued by corporate issuers in order to increase its overall investment securities yield while remaining in short- and medium-term investments for purposes of interest rate risk management.

     At December 31, 1996, the Bank had $1.92 billion in securities, consisting primarily of U.S. Government and agency obligations, mortgage-backed and mortgage related securities, municipal, public utility and corporate obligations, and preferred and common stocks. Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), requires the Bank to designate its securities as held-to-maturity, available-for-sale or trading depending on the Bank's intent regarding its investments. The Bank does not currently maintain a securities trading portfolio. In accordance with the Special Report of the Financial Accounting Standards Board ("FASB") regarding SFAS No. 115, in November 1995, the Bank reclassified $415.3 million of debt securities and $233.4 million of mortgage-backed and mortgage related securities from held-to-maturity to available-for-sale. As of December 31, 1996, $1.6 billion of the Bank's securities portfolio, or 45.5% of total assets, was classified as available-for-sale, with an average life of the portfolio of 3.06 years. At such date, $278.6 million of the Bank's securities portfolio, or 7.7% of total assets, was classified as held-to-maturity, with a market value of $278.1 million and an average life of the portfolio of 1.6 years. Since December 1995, the Bank designates all newly-purchased securities as available-for-sale.

     Mortgage-Backed and Mortgage Related Securities. The Bank purchases mortgage-backed and mortgage related securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA;
(iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Bank. The Bank has primarily invested in mortgage-backed and mortgage related securities issued or sponsored by FNMA, FHLMC and GNMA and private issuers. The Bank also invests in CMOs issued or sponsored by FNMA and FHLMC as well as private issuers. At December 31, 1996, mortgage-backed and mortgage related securities totalled $1.44 billion, or 39.7% of total assets and 40.5% of total interest-earning assets, of which $1.16 billion was classified as available-for-sale and $276.6 million was classified as held-to-maturity. At December 31, 1996, 19.0% of the mortgage-backed and mortgage related securities were adjustable-rate and 81.0% were fixed-rate. The mortgage-backed and mortgage related securities portfolio had coupon rates ranging from 5.0% to 12.5% and had a weighted average yield of 7.15% at December 31, 1996. The estimated fair value of the Bank's mortgage-backed and mortgage related securities available-for-sale at December 31, 1996, was $1.16 billion, which is $8.0 million more than the amortized cost of $1.15 billion.

     Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that the prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Bank's $519.5 million mortgaged-backed securities portfolio at December 31, 1996, $1.1 million with a weighted average yield of 9.26% had contractual maturities within five years and $518.4 million with a weighted average yield of 6.93% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     At December 31, 1996, the Bank's CMO portfolio totalled $916.6 million, or 25.3% of total assets and 25.9% of total interest-earning assets, consisting of $554.7 million of CMOs issued by private issuers such as GE Capital Mortgage Services, Inc., Prudential Home Mortgage Securities, Inc., Residential Funding Mortgage Securities, Inc. and Citicorp Mortgage Securities, Inc., and $361.9 million issued by government sponsored agencies such as FNMA and FHLMC. It is the policy of the Bank to limit its privately issued CMOs to non-high risk securities rated "AAA" by two rating agencies with an average life of seven years or less. The Bank also limits the amount of such investments to $25 million per transaction, 10% of the issuer's outstanding CMOs and 35% of the Bank's assets. For government sponsored CMOs, the Bank's policy limits such investments to non-high risk securities that have an average life of ten years or less. The Bank also limits the amount of such investments to $50 million per transaction. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates than do standard 30-year fixed rate securities. At December 31, 1996, $640.0 million of the Bank's CMO portfolio was classified as available-for-sale and $276.6 million was classified as held-to-maturity with a market value of $276.0 million. At such date, the Bank's CMO portfolio had an average estimated life of 2.48 years and an average weighted yield of 7.12%.

     CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. The cash flows from the underlying collateral is generally divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs is paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity. Investments in CMOs involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount, thereby reducing the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

     Debt Securities. The Bank's investment in debt securities generally consists of investments in U.S. Treasury securities and debt securities issued by government sponsored agencies such as FNMA, GNMA and FHLMC. To a lesser extent, the Bank invests in debt securities and commercial paper issued by industrial and financial companies and obligations of municipalities and public utilities.

     U.S. Government and Agency Obligations. At December 31, 1996, the Bank's U.S. Government securities portfolio totalled $179.3 million, all of which was classified as available-for-sale. Such portfolio primarily consists of short- to medium-term (maturities of one to five years) securities. The Bank's current investment practice, however, is to deemphasize its investments in such instruments. At December 31, 1996, the Bank's agency securities portfolio totalled $124.4 million, all of which was classified as available-for-sale and consisted of agency structured notes and callable debentures. The agency structured notes generally provide for predetermined interest rate adjustments ("step-ups") primarily consisting of annual interest rate increases of 25 to 255 basis points. While such step-up structured notes generally do not involve credit risk, such securities involve interest rate risk in the event market interest rates increase at a rate faster than the structured rate adjustment, which, in turn, may adversely affect the market value of such investment. The Bank's callable agency debentures generally are callable on either a quarterly or semi-annual basis following a holding period of three to six months. The current policy of the Bank limits the purchase of agency debt obligations to a maturity of thirty years or less and limits such purchases to $50 million per transaction, although purchases of structured notes are limited to $20 million per transaction and 10% of the Bank's assets.

     Corporate Bonds. The Bank's corporate bond portfolio, which at December 31, 1996, totalled $14.4 million, all of which was classified as available-for-sale, was composed primarily of short- and medium-term, floating-rate investment grade issues of Texaco Capital Inc., New York State Job Development Authority, Lehman Brothers Holdings, Sears Roebuck, and Phillip Morris, Inc. At December 31, 1996, the portfolio had an average life of approximately 1.33 years and an average coupon rate of 7.87%. The Bank's policy limits investments in corporate bonds with maturities of ten years or less to bonds rated "A" or better by at least one nationally recognized rating agency and to a total investment of 25% of the Bank's assets, with a 1% limitation of a single issuer. The Bank's policy limits investments in corporate bonds with maturities between ten years and thirty years to bonds rated "A" or better by at least one nationally recognized rating agency and a total investment of no more than 33% of the Bank's current total corporate investments. Consistent with the Bank's current securities investment strategy, the Bank intends to deemphasize investments in corporate debt obligations.

     Municipal Bonds. The Bank's municipal bond portfolio, which at December 31, 1996 totalled $1.9 million, had an estimated fair value of $2.1 million.
All of such securities were classified as held-to-maturity and were comprised of general obligation bonds (i.e., obligations backed by the general credit of the issuer). All of the Bank's municipal bonds are currently rated "AAA." At such date the average life of the portfolio was approximately 2.66 years and the portfolio had an average coupon rate of 7.4%. Interest earned on municipal bonds is exempt from federal, state and local income taxes. The Bank's current policy is to deemphasize its investment in municipal bonds.

     Equity Securities. At December 31, 1996, the Bank's equity securities portfolio totalled $168.9 million, all of which was classified as available-for-sale. Such portfolio consisted primarily of $149.2 million of preferred stock issued by corporate issuers such as Ford Motor Co., McDonald's and other nationally recognized companies and $19.1 million of common stock. The substantial majority of the Bank's preferred stock portfolio is redeemable by the issuers pursuant to the terms of the preferred stock, generally after a three to five year holding period. As of December 31, 1996, the Bank had $44.8 million of preferred stock eligible for redemption on or before December 31, 1997. The Bank benefits from its investment in common and preferred stocks due to a tax deduction the Bank receives with regard to dividends paid by corporate issuers on equity securities held by other corporate entities such as the Bank.

     Included in the Bank's investment in common stock at December 31, 1996 was a $1.4 million investment in Institutional Investors Mutual Fund, a common stock mutual fund. The Bank's policy limit for its common and preferred stock investments is 7.50% of its total assets and allows only for the purchase of common stock with a 1% limitation on the purchase of any single issuer and a total investment of 5% of the Bank's total assets. The Bank's current policies permit the purchase of preferred stock rated "Baa" or better, with a 1% limitation on the purchase of preferred stock of any single issuer.

     The following table sets forth the composition of the Bank's debt and equity and mortgage-backed and mortgage related securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                          AT DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                        1996                       1995                     1994                    1993
                                -----------------------  ------------------------- ------------------------  ---------------------
                                               PERCENT                   PERCENT                   PERCENT                 PERCENT
                                   AMOUNT     OF TOTAL     AMOUNT       OF TOTAL     AMOUNT       OF TOTAL    AMOUNT      OF TOTAL
                                ------------  --------   ----------     --------   ----------    ---------   --------    ---------
                                                                      (DOLLARS IN THOUSANDS)
Debt securities:
 U.S. Government obligations..... $  179,259      9.31%  $  204,626        17.92%  $  333,234        32.73%  $375,357        37.67%
 Agency securities...............    124,377      6.46       34,744         3.04       34,996         3.44     39,995         4.01
 Municipal bonds.................      1,930       .10        1,930          .17        2,715          .27      3,235          .33
 Corporate obligations...........     14,398       .75       18,384         1.61       75,680         7.43     78,075         7.83
 Other debt obligations(1).......          -         -        2,799          .25       19,579         1.92     34,140         3.43
                                  ----------    ------   ----------     --------   ----------   ----------   --------    ---------
   Total debt securities.........    319,964     16.62      262,483        22.99      466,204        45.79    530,802        53.27
                                  ----------    ------   ----------     --------   ----------   ----------   --------    ---------
Equity securities:
 Preferred stock.................    149,746      7.78      113,768         9.96       86,305         8.48     65,581         6.58
 Common stock....................     19,116      1.00        5,010          .44        3,482          .34        717          .07
                                  ----------    ------   ----------     --------   ----------       ------   --------       ------
   Total equity securities.......    168,862      8.78      118,778        10.40       89,787         8.82     66,298         6.65
                                  ----------    ------   ----------     --------   ----------       ------   --------       ------

Mortgage-backed and mortgage
 related securities:
 FHLMC...........................    220,264     11.44      116,267        10.18       86,044         8.45     86,013         8.63
 GNMA............................    292,936     15.22      113,616         9.95       36,185         3.56     41,588         4.17
 FNMA............................      6,263       .32       27,299         2.39       45,580         4.48          -            -
 CMOs............................    916,580     47.62      503,516        44.09      294,243        28.90    271,816        27.28
                                  ----------    ------   ----------       ------   ----------       ------   --------       ------
   Total mortgage-backed and
    mortgage related securities..  1,436,043     74.60      760,698        66.61      462,052        45.39    399,417        40.08
                                  ----------    ------   ----------       ------   ----------       ------   --------       ------

       Total securities.......... $1,924,869    100.00%  $1,141,959      100.00%   $1,018,043       100.00%  $996,517       100.00%
                                  ==========    ======   ==========      ======    ==========       ======   ========       ======

 Debt and equity securities
  available-for-sale............. $  486,896     25.30%  $  379,331        33.22%  $   89,787         8.82%  $      -           -%
 Debt and equity securities
  held-to-maturity...............      1,930       .10        1,930          .17      466,204        45.79    597,100        59.92
                                  ----------    ------   ----------       ------   ----------       ------   --------       ------
   Total debt and equity
    securities...................    488,826     25.40      381,261        33.39      555,991        54.61    597,100        59.92
                                  ----------    ------   ----------       ------   ----------       ------   --------       ------
 Mortgage-backed and mortgage
  related securities
  available-for-sale...........    1,159,411     60.23      413,485        36.20       50,711         4.98          -          -
 Mortgage-backed and mortgage
  related securities
  held-to-maturity...............    276,632     14.37      347,213        30.41      411,341        40.41    399,417        40.08
                                  ----------    ------   ----------       ------   ----------       ------   --------       ------
   Total mortgage-backed and
    mortgage related securities..  1,436,043     74.60      760,698        66.61      462,052        45.39    399,417        40.08
                                  ----------    ------   ----------       ------   ----------       ------   --------       ------
   Total securities.............. $1,924,869    100.00%  $1,141,959       100.00%  $1,018,043       100.00%  $996,517       100.00%
                                  ==========    ======   ==========       ======   ==========       ======   ========       ======

__________________
(1)    Includes public utility, Canadian and industrial bonds.

     The following table sets forth the Bank's securities activities for the periods indicated:

                                                                     FOR THE YEAR
                                                                   ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1996         1995         1994
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
BEGINNING BALANCE.................................       $1,141,959   $1,018,043   $  996,517
                                                         ----------   ----------   ----------
Debt securities purchased - held-to-maturity......                -      176,308       24,807
Debt securities purchased - available-for-sale....          201,226        2,002            -
Equity securities purchased - held-to-maturity....                -            -            -
Equity securities purchased - available-for-sale..           80,012       32,957       37,470
Mortgage-backed and mortgage related securities
   purchased - held-to-maturity...................                -      240,702      109,433
Mortgage-backed and mortgage related securities
   purchased - available-for-sale.................          925,159      190,564       54,000

LESS:

Sale of debt securities - available-for-sale......                -      112,077            -
Sale of debt securities - held-to-maturity........                -       60,022       46,062
Sale of equity securities - available-for-sale....           35,758       11,077        5,164
Sale of equity securities - held-to-maturity......                -            -            -
Sale of mortgage-backed and mortgage
   related securities available-for-sale..........           89,400       48,463            -
Principal repayments on mortgage-backed
   and mortgage related securities................          164,630       91,987      100,381
Maturities of debt securities.....................          137,453      218,757       44,542
Realized (losses) gains on sales
   of mortgage-backed and mortgage
   related securities.............................             (873)         904            -
Realized and unrealized gains (losses)
   on debt and equity securities..................               69         (418)          53
Amortization of premium on callable preferred
     stock........................................             (705)      (1,297)      (1,234)
Accretion of discount/amortization of
   (premium) on other Securities..................            1,242         (962)      (2,076)
Change in net unrealized gains (losses)
   on available-for-sale securities...............            4,021       25,539       (4,778)
                                                         ----------   ----------   ----------
ENDING BALANCE....................................       $1,924,869   $1,141,959   $1,018,043
                                                         ==========   ==========   ==========

     The following table sets forth certain information regarding the amortized cost and market values of the Bank's debt and equity and mortgage-backed and mortgage related securities, at the dates indicated:


                                                                                  AT DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                             1996                   1995                        1994
                                                  ------------------------  -----------------------     ----------------------
                                                    AMORTIZED     MARKET    AMORTIZED    MARKET        AMORTIZED       MARKET
                                                      COST         VALUE       COST       VALUE          COST           VALUE
                                                  ----------   ----------  ----------  -----------     ----------     ---------
                                                                                   (IN THOUSANDS)
Debt securities held-to-maturity:
 U.S. Government obligations..................    $        -     $      -    $      -     $      -     $  333,234      $326,163
 Agency securities............................             -            -           -            -         34,996        33,539
 Municipal bonds..............................         1,930        2,067       1,930        2,151          2,715         2,867
 Corporate obligations........................             -            -           -            -         75,680        73,343
 Other debt obligations(1)....................             -            -           -            -         19,579        18,786
                                                  ----------   ----------  ----------   ----------     ----------      --------
  Total debt securities held-to-
    maturity..................................         1,930        2,067       1,930        2,151        466,204       454,698
                                                  ----------   ----------  ----------   ----------     ----------      --------
Debt securities available-for-sale:
 U.S. Government obligations..................       175,440      179,259     195,701      204,626              -             -
 Agency securities............................       124,709      124,377      34,764       34,744              -             -
 Corporate obligations........................        14,207       14,398      17,838       18,384              -             -
 Other debt obligations(1)....................             -            -       2,742        2,799              -             -
                                                  ----------   ----------  ----------   ----------     ----------      --------
 Total debt securities available-
   for-sale...................................       314,356      318,034     251,045      260,553              -             -
                                                  ----------   ----------  ----------   ----------     ----------      --------
Equity securities held-to-maturity:
 Preferred stock..............................             -            -           -            -              -             -
 Common stock.................................             -            -           -            -              -             -
                                                  ----------   ----------  ----------   ----------     ----------      --------
  Total equity securities held-to-
   maturity...................................             -            -           -            -              -             -
                                                  ----------   ----------  ----------   ----------     ----------      --------
Equity securities available-for-sale:
 Preferred stock..............................       143,662      149,746     111,896      113,766         92,634        86,305
 Common stock.................................        12,110       19,116         259        5,012            717         3,482
                                                  ----------   ----------  ----------   ----------     ----------      --------
  Total equity securities
    available-for-sale........................       155,772      168,862     112,155      118,778         93,351        89,787
                                                  ----------   ----------  ----------   ----------     ----------      --------
Total debt and equity securities..............       472,058      488,963     365,130      381,482        559,555       544,485
                                                  ----------   ----------  ----------   ----------     ----------      --------
Mortgage-backed and mortgage related
 securities:
Held-to-maturity:
 FHLMC........................................             -            -           -            -         57,288        52,167
 GNMA.........................................             -            -           -            -         28,319        29,043
 FNMA.........................................             -            -           -            -         31,491        28,598
 CMOs.........................................       276,632      276,046     347,213      348,799        294,243       284,662
                                                  ----------   ----------  ----------   ----------     ----------      --------
Total mortgage-backed and mortgage
 related securities held-to-maturity..........       276,632      276,046     347,213      348,799        411,341       394,470
                                                  ----------   ----------  ----------   ----------     ----------      --------
Available-for-sale:
 FHLMC........................................       220,800      220,264     116,100      116,267         29,351        28,756
 GNMA.........................................       287,538      292,936     109,966      113,616          8,103         7,866
 FNMA.........................................         6,443        6,263      27,689       27,299         14,471        14,089
 CMOs.........................................       636,615      639,948     155,100      156,303              -             -
                                                  ----------   ----------  ----------   ----------     ----------      --------
  Total mortgage-backed
         and mortgage related
         securities available-for-
         sale.................................     1,151,396    1,159,411     408,855      413,485         51,925        50,711
                                                  ----------   ----------  ----------   ----------     ----------      --------

Total mortgage-backed and mortgage
    related securities........................     1,428,028    1,435,457     756,068      762,284        463,266       445,181
                                                  ----------   ----------  ----------   ----------     ----------      --------

Net unrealized gains (losses)
    on available-for-sale securities..........        24,783            -      20,761            -         (4,778)            -
                                                  ----------   ----------  ----------   ----------     ----------      --------
Total securities carrying value/market value..    $1,924,869   $1,924,420  $1,141,959   $1,143,766     $1,018,043      $989,666
                                                  ==========   ==========  ==========   ==========     ==========      ========

_______________________________
(1) At December 31, 1995 these securities include public utilities. At December 1994, these securities consist of public utility bonds and Canadian bonds.

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 1996.

                                                                      AT DECEMBER 31, 1996
                             -------------------------------------------------------------------------------------------------------
                                                         MORE THAN ONE             MORE THAN FIVE
                                ONE YEAR OR LESS        YEAR TO FIVE YEARS       YEARS TO TEN YEARS          MORE THAN TEN YEARS
                             ----------------------  -----------------------    -----------------------   --------------------------
                                           WEIGHTED                WEIGHTED                   WEIGHTED                     WEIGHTED
                              CARRYING     AVERAGE    CARRYING     AVERAGE        CARRYING     AVERAGE     CARRYING         AVERAGE
                               VALUE        YIELD       VALUE       YIELD          VALUE        YIELD        VALUE           YIELD
                             ----------   ---------  ----------   ----------    ------------ ----------   -----------     ----------
                                                                    (DOLLARS IN THOUSANDS)
Held-to-maturity:
 Municipal bonds............. $       -          -%   $  1,930       7.39%       $       -          -%     $        -           -%
 Mortgage-backed and
  related mortgage ..........         -          -       8,964       5.91            8,996       5.21         258,672        7.09
                                -------               --------                     -------                 ----------
  Total held-to-maturity.....         -          -      10,894       6.17            8,996       5.21         258,672        7.09
                                -------               --------                     -------                 ----------
Available-for-sale:
 Mortgage-backed and
  mortgage related
  securities:
  FHLMC......................         -          -           -          -                -          -         220,264        7.50
  GNMA.......................         -          -       1,104       9.26            2,555       8.99         289,277        6.50
  FNMA.......................         -          -           -          -            6,263       5.67               -           -
  CMOs.......................    29,989       7.18           -          -           17,165       7.57         592,794        7.40
                                -------               --------                     -------                 ----------
   Total mortgage-backed
    and mortgage related
    securities...............    29,989       7.18       1,104       9.26           25,983       7.25       1,102,335        7.18
                                -------               --------                     -------                 ----------
Debt Securities:
  U.S. Government
   obligations...............    49,959       6.55     129,300       7.33                -          -               -           -
  Agency securities.......            -          -     114,514       7.02            9,863       6.13               -           -
  Corporate obligations...        8,358       8.78       4,790       6.66            1,250       6.50               -           -
                                -------               --------                     -------                 ----------
   Total debt securities.....    58,317       6.87     248,604       7.17           11,113       6.17               -           -
                                -------               --------                     -------                 ----------
 Equity Securities:
     Preferred stock.........         -          -           -          -                -          -               -           -
     Common stock............         -          -           -          -                -          -               -           -
                                -------               --------                     -------                 ----------
   Total equity
    securities...............         -          -           -          -                -          -               -           -
                                -------               --------                     -------                 ----------
   Total available-for-sale..    88,306       6.48     249,708       7.18           37,096       6.93       1,102,335        7.17
                                -------               --------                     -------                 ----------
Total securities............. $  88,306               $260,602                   $  46,092                 $1,361,007
                                =======               ========                     =======                 ==========
                               AT DECEMBER 31, 1996
                              ----------------------
                                      TOTAL
                              ----------------------
                                           WEIGHTED
                               CARRYING     AVERAGE
                                 VALUE       YIELD
                              ----------   ---------
                              (DOLLARS IN THOUSANDS)
Held-to-maturity:
 Municipal bonds............. $    1,930      7.39%
 Mortgage-backed and
  mortgage related...........    276,632      6.99
                              ----------
  Total held-to-maturity.....    278,562      6.99
                              ----------
Available-for-sale:
 Mortgage-backed and
  mortgage related
  securities:
  FHLMC......................    220,264      7.50
  GNMA.......................    292,936      6.53
  FNMA.......................      6,263      5.67
  CMOs.......................    639,948      7.40
                              ----------
   Total mortgage-backed
    and mortgage related
    securities...............  1,159,411      7.19
                              ----------
 Debt Securities:
  U.S. Government
   obligations...............    179,259      7.11
  Agency securities..........    124,377      6.95
  Corporate obligations......     14,398      7.87
                              ----------
   Total debt securities.....    318,034      7.08
                              ----------
 Equity Securities:
                               (DOLLARS IN THOUSANDS)
     Preferred stock.........    149,746      7.55
     Common stock............     19,116      3.47
                              ----------
   Total equity securities...    168,862      7.09
                              ----------
   Total available-for-sale..  1,646,307      7.16
                              ----------
Total securities............. $1,924,869
                              ==========

SOURCES OF FUNDS

     General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. To a lesser extent, the Bank utilizes borrowed funds, primarily reverse-repurchase agreements to fund its operations. The Bank utilized its excess liquidity position, which resulted from the initial public offering, to satisfy outstanding borrowings and primarily invested any remaining excess in short term money market investments.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, school savings and club accounts and certificates of deposit accounts. The Bank offers certificates of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance the deposit products it offers and increase its market share, in 1995, the Bank added commercial checking accounts for small- to moderately-sized commercial businesses, a payroll accounts service with direct deposit features, as well as a low-cost checking account service for low-income customers.

     At December 31, 1996, the Bank's deposits totalled $1.96 billion, or 59.5% of interest-bearing liabilities, which included $145.3 million of interest-bearing deposits that were subsequently transferred to Stockholders equity upon consummation of the Conversion. For the year ended December 31, 1996, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totalled $619.5 million, or 40.46% of total average deposits. At December 31, 1996, the Bank had a total of $1.13 billion in certificates of deposit, of which $774.1 million had maturities of one year or less. For the year ended December 31, 1996, the average balance of certificate of deposit accounts represented 59.54% of total average deposits. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Bank's certificate of deposit accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In addition, the Bank has historically paid a special interest payment on savings and NOW accounts, ranging from 10% to 25% of interest paid on these accounts during the year. For each of the years ended December 31, 1996 and 1995, the Bank paid a special interest payment of 25% of interest paid on savings and NOW accounts, which totalled $3.0 million in each year. The Bank has made no decision as to the amount of such special interest payment or whether such special payments will continue after 1996. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Although the Bank has historically not used brokers to obtain deposits, the Bank has authorized the utilization of brokers to obtain deposits to fund its activities and has recently entered into a relationship with a nationally recognized retail brokerage firm to accept deposits sold by such brokerage firm. The Bank intends to use such brokered deposits to fund investments in securities with durations which match the maturities of such brokered deposits. The Bank's policies limit the amount of brokered deposits which the Bank may have at any time to 10% of total retail deposits. At December 31, 1996, the Bank had $100.0 million in brokered deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                         FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                           1996        1995        1994
                                       ----------    --------    --------
                                                (IN THOUSANDS)
Net deposits (withdrawals).............  $560,178    $ 52,272    $37,903

Interest credited on deposit accounts..    66,412      57,192     40,050
                                         --------    --------    -------

Total increase in deposit accounts.....  $626,590    $109,464    $77,953
                                         ========    ========    =======


     At December 31, 1996, the Bank had outstanding $263.1 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                             WEIGHTED
        MATURITY PERIOD           AMOUNT   AVERAGE RATE
-------------------------------  -------- -------------
                                 (DOLLARS IN THOUSANDS)

Three months or less...........  $ 60,956          5.33%

Over three through six months..    30,733          5.43

Over six through 12 months.....    38,517          5.79

Over 12 months.................   132,895          6.51
                                 --------

Total..........................  $263,101          6.01
                                 ========

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average daily balances.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------
                                                1996                                 1995
                                -----------------------------------   --------------------------------------
                                               PERCENT                               PERCENT
                                              OF TOTAL  WEIGHTED                   OF TOTAL      WEIGHTED
                                   AVERAGE     AVERAGE   AVERAGE       AVERAGE      AVERAGE       AVERAGE
                                   BALANCE    DEPOSITS    RATE         BALANCE     DEPOSITS        RATE
                                ------------  --------  ---------     -----------  ---------- -------------
                                                          (DOLLARS IN THOUSANDS)
Money market accounts...........  $   64,046      4.18%      2.89%     $   69,237      5.41%         2.90%
Savings accounts(1).............     480,171     31.37       3.08         473,682     36.99          3.21
NOW accounts(2).................      45,990      3.00       2.96          33,135      2.59          2.53
Non-interest-bearing accounts...      29,248      1.91          -          26,901      2.10             -
                                  ----------    ------                 ----------    ------
Total...........................     619,455     40.46       2.91         602,955     47.09          2.99
                                  ----------    ------                 ----------    ------

Certificates of deposit:
Less than six months............     180,355     11.78       5.03         119,414      9.33          5.28
Over six through 12 months......     306,839     20.05       5.42         238,283     18.60          5.76
Over 12 through 24 months.......     102,696      6.71       5.93          74,302      5.80          5.62
Over 24 months..................     147,815      9.66       6.42         147,580     11.53          6.51
Certificates over $100,000......     173,511     11.34       5.77          97,931      7.65          5.90
                                  ----------    ------                 ----------    ------

 Total certificates of deposit..     911,216     59.54       5.63         677,510     52.91          5.84
                                  ----------    ------                 ----------    ------

  Total average deposits........  $1,530,671    100.00%      4.53      $1,280,465    100.00%         4.50
                                  ==========    ======                 ==========    ======

                                        For the Year Ended December 31,
                                        -------------------------------
                                                   1994
                                        -------------------------------
                                                     Percent
                                                     of Total  Weighted
                                         Average     Average    Average
                                         Balance     Deposits    Rate
                                        ----------  ---------- --------
                                             (DOLLARS IN THOUSANDS)
Money market accounts...........        $   83,482    7.12%     2.43%
Savings accounts(1).............           605,797   51.65      2.93
NOW accounts(2).................            33,248    2.83      2.47
Non-interest-bearing accounts...            20,357    1.74         -
                                        ----------  ------
Total...........................           742,884   63.34      2.77
                                        ----------  ------

Certificates of deposit:
Less than six months............            98,683    8.41      3.29
Over six through 12 months......           102,913    8.77      3.61
Over 12 through 24 months.......            48,424    4.13      4.48
Over 24 months..................           121,376   10.35      6.52
Certificates over $100,000......            58,626    5.00      4.45
                                        ----------  ------

 Total certificates of deposit..           430,022   36.66     (4.57)
                                        ----------  ------

  Total average deposits........        $1,172,906  100.00%     3.43
                                        ==========  ======

__________________________
(1) Reflects special interest payment made by the Bank on such accounts for the year ended December 31, 1996, 1995, and 1994 which resulted in an increased cost of such accounts of 59 basis points, 61 basis points, and 46 basis points, respectively.
(2) Reflects special interest payment made by the Bank on such accounts for the year ended December 31, 1996, 1995 and 1994, which resulted in an increased cost of such accounts of 35 basis points, 49 basis points, and 39 basis points, respectively.

     The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

                                           PERIOD TO MATURITY FROM DECEMBER 31, 1996                        AT DECEMBER 31,
                              --------------------------------------------------------------------  -------------------------------
                                                      TWO TO
                              LESS THAN   ONE TO      THREE      THREE TO   FOUR TO   FIVE YEARS
                              ONE YEAR   TWO YEARS    YEARS     FOUR YEARS FIVE YEARS   OR MORE        1996       1995      1994
                              ---------- ---------    --------- ---------- ----------- -----------  ----------  --------- --------
                                                                     (IN THOUSANDS)
Certificates of deposit:

0 to 3.00%................      $    193   $     30    $     -     $     -     $     -     $     -   $     223   $  3,720  $108,015

3.01 to 4.00%.............            10         26          2           -           -          23          61     18,094   131,208

4.01 to 5.00%.............         8,612      1,388          -           -           -           -      10,000    464,858   142,642

5.01 to 6.00%.............       732,593     63,604     11,897       4,170       5,659       1,491     819,414    225,343    97,811

6.01 to 7.00%.............        31,015     78,428     81,759      23,785      52,734      11,020     278,741     12,762    13,621

7.01 to 8.00%.............           770          -         29       3,636       1,325         917       6,677     14,704    14,500

Over 8.01%................           917      1,460      2,490       6,708       1,325          37      12,937     10,294     9,640
                                --------   --------    -------     -------     -------     -------   ----------   -------- --------

  Total...................      $774,110   $144,936    $96,177     $38,299     $61,043     $13,488   $1,128,053   $749,775 $517,437
                                ========   ========    =======     =======     =======     =======   ==========   ======== ========

     Borrowed Funds. The Bank's primary source of borrowings consists of reverse repurchase agreements entered into with nationally recognized securities brokerage firms. At December 31, 1996, the Bank had no reverse repurchase agreements outstanding. Reverse-repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed upon price and date. Historically, the Bank has entered into reverse-repurchase agreements as a method of providing the Bank with cost effective funding in periods where its needs for funds exceeded the amount of funds provided by its deposit gathering activities. Currently, the Bank utilizes such reverse-repurchase agreements in periods when the Bank can generate securities investments with yields in excess of its cost of such borrowing. The Bank's policies limit the Bank's use of reverse-repurchase agreements to maturities of overnight to five years, with collateral consisting of U.S. Treasury obligations, U.S. agency obligations or GNMAs. Securities brokers utilized by the Bank in these agreements must have a minimum of $100 million of "net" excess capital with a Public Securities Association Master repurchase agreement on file. Although there were no reverse-repurchase agreements outstanding as of December 31, 1996, the Bank averaged approximately $100.2 million pursuant to such agreements during the year ended December 31, 1996. At December 31, 1996, $1.8 million of RFI's mortgage loans were pledged to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." These notes are repaid as the related mortgage loans are sold or collected.

     The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                       For the Year Ended December 31,
                                                   ----------------------------------------
                                                      1996         1995          1994
                                                   -----------  -----------  --------------

                                                            (Dollars in thousands)
FNMA warehouse line of credit:
 Average balance outstanding.......................    $  2,248    $ 2,053   $   -
 Maximum amount outstanding at any month
   end during the year.............................       3,239      5,734       -
 Balance outstanding at end of year................       1,829      1,647       -
 Weighted average interest rate during the year....        6.62%      6.04%      -
 Weighted average interest rate at end of year.....        6.87%      6.84%      -
Reverse repurchase agreements:
 Average balance outstanding.......................    $100,160    $22,292   $   -
 Maximum amount outstanding at any month
   end during the year.............................     212,296     40,850       -
 Balance outstanding at end of year................           -          -       -
 Weighted average interest rate during the year....        5.58%      6.42%      -
 Weighted average interest rate at end of year.....           -          -       -
Total borrowed funds:
 Average balance outstanding.......................    $102,408    $24,345   $   -
 Maximum amount outstanding at any month end
   during the year.................................     215,310     46,584       -
 Balance outstanding at end of year................       1,829      1,647       -
 Weighted average interest rate during the year....        5.66%      6.38%      -
 Weighted average interest rate at end of year.....        6.87%      6.84%      -

SAVINGS BANK LIFE INSURANCE

     The Bank, through its SBLI department, engages in group life insurance coverage per individual under SBLI's Financial Institution Group Life Insurance policy. The SBLI Department's activities are segregated from the Bank and, while they do not directly affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf.

SUBSIDIARY ACTIVITIES

     Residential First, Inc. RFI is the Bank's wholly owned mortgage banking subsidiary which was established in August 1995 for the origination, sale and servicing of one- to four-family loans. RFI was formed in connection with the Bank's acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc., a mortgage banking entity operating in the New York counties of Nassau, Suffolk, Queens and Albany, the New Jersey counties of Morris and Monmouth and the Connecticut counties of Fairfield and Hartford. The consideration paid for the assets and liabilities of RMBI, including a $623.0 million loan servicing portfolio, exceeded the estimated fair market value of the net assets acquired by approximately $3.5 million, which was recorded by RFI as goodwill and is being amortized on a straight line basis over a ten year period. RFI is operated under the direction of its executive officers who are the co-founders of RMBI and who are overseen by RFI's Board of Directors which consists of certain members of the Board of Directors of the Bank and the President and Executive Vice President of RFI.

     RSB Agency, Inc. RSB Agency, Inc., a wholly-owned subsidiary of the Bank incorporated in 1983, was previously engaged in the sale of life insurance. RSB Agency, Inc. is currently inactive except for its collection of commissions for previously-issued life insurance policies.

     Other Subsidiaries. The Bank has five other wholly-owned subsidiaries. Blizzard Realty Corp., 1400 Corp. and BSR 1400 Corp. are periodically used to hold real estate owned. Residential Mortgage Banking, Inc. was established to preserve the name thereof for future use. Old Northern Co. Ltd. currently is an inactive subsidiary.

PERSONNEL

     As of December 31, 1996, the Bank and RFI had 336 full-time employees and 78 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS under the Home Owner's Loan Act.

     The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the NYBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYBD and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company will also be required to file certain reports with and otherwise comply with the rules and regulations of the OTS, the NYBD and of the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

NEW YORK STATE LAW

     The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYBD, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York State Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking law and regulations which set forth specific investment authority. A New York State chartered stock savings bank may also exercise trust powers upon approval of the NYBD.

     New York State chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

     The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 and the FDIC regulations issued pursuant thereto.

     With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

     Under New York State Banking Law, a New York State chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

     Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the NYBD that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office by the NYBD after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the NYBD against the Bank or any of its Trustees or officers. The Superintendent also may take possession of a banking organization under specified statutory criteria.

FDIC REGULATIONS

     Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

     In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     The following is a summary of the Bank's regulatory capital at December 31, 1996:

          GAAP Capital to Total Assets              6.89%
          Total Capital to Risk-Weighted Assets    19.75%
          Tier I Leverage Ratio                     8.70%

     In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies recently issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

     Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate.
The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, ("FDI Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

     Real Estate Lending Standards. The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction or improvements on real estate. The FDIC regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC guidelines, which include loan-to-value limitations for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

     Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, will be required to provide the OTS with 30 days prior written notice before declaring any dividend. The Plan of Conversion also restricts the Bank's payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion. The Bank is also subject to dividend declaration restrictions imposed by New York law.

INVESTMENTS AND ACTIVITIES

     Since the enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1996, the Bank had $168.9 million of securities which were subject to such grandfathering authority.

PROMPT CORRECTIVE REGULATORY ACTION

     Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

     The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

     "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

TRANSACTIONS WITH AFFILIATES

     Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

     Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, more than 10% of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control more than 10% of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

ENFORCEMENT

     The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     The FDIC has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency, (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

INSURANCE OF DEPOSIT ACCOUNTS

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund member institutions to recapitalize SAIF. The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain at that time.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 1997, the Federal Reserve Board regulations generally requires that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. Federal Home Loan Bank ("FHLB") System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

COMMUNITY REINVESTMENT ACT

     Federal Regulation. Under the Community Reinvestment Act, as amended, ("CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system. The Bank's latest CRA rating, received from the FDIC was "satisfactory."

     New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the NYBD to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating, received from the NYBD was "satisfactory."

HOLDING COMPANY REGULATION

     Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to exercise an election to be treated as a savings association subsidiary of a savings and loan holding company under the Home Owners' Loan Act, as amended, ("HOLA"). Such election would result in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank and Company have exercised this option. Accordingly, the Company is regulated as a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company has registered with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries.

Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank will be required to notify the OTS at least 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. Recently proposed legislation would treat all savings and loan holding companies as bank holding companies and would, subject to a narrow grandfather, limit the activities of such companies to those permissible for bank holding companies.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     In order for the Company to continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a QTL. In order to qualify as a QTL, the Bank must maintain compliance with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the QTL test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. On average, for the year ended December 31, 1996, the Bank maintained in excess of 70.5% of its portfolio assets in qualified thrift investments. The Bank met all of the requirements relating to the QTL Test for the year ended December 31, 1996.

     New York State Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in New York State may be also subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions, including commercial banks and state savings banks and savings and loan associations organized in stock form. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the NYBD is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Company is not currently a bank holding company for purposes of New York State law upon the Effective Date of the Conversion, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

INTERSTATE BANKING AND BRANCHING

     The Company, as a savings and loan holding company, is limited under HOLA with respect to its acquisition of a savings association located in a state other than New York. In general, a savings and loan holding company may not acquire an additional savings association subsidiary that is located in a state other than the home state of its first savings association subsidiary unless such an interstate acquisition is permitted by the statutes of such other state. Many states permit such interstate acquisitions if the statutes of the home state of the acquiring savings and loan holding company satisfy various reciprocity conditions. New York is one of a number of states that permit, subject to the reciprocity conditions of the New York Banking Law, out-of-state bank and savings and loan holding companies to acquire New York savings associations.

     In contrast, bank holding companies are generally authorized to acquire banking subsidiaries in more than one state irrespective of any state law restrictions on such acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which was enacted on September 29, 1994, permits approval under the BHC Act of the acquisition of a bank located outside of the holding company's home state regardless of whether the acquisition is permitted under the law of the state of the acquired bank. The Federal Reserve Board may not approve an acquisition under the BHC Act that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

     In the past, branching across state lines was not generally available to a state bank such as the Bank. Out-of-state branches of savings banks are authorized under the New York Banking Law, but similar authority does not exist generally under the laws of most other states. The Interstate Banking Act permits, beginning June 1, 1997, the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permits a state to "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and permits a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, the Interstate Banking Act will, beginning no later than June 1, 1997, permit a bank, such as the Bank, to acquire branches in a state other than New York unless the other state has opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law
           -- ----
expressly permitting out of state banks to establish such branches within its borders.

     The Interstate Banking Act may facilitate the further consolidation of the banking industry. The effect of the Interstate Banking Act on the Bank, if any, is likely to occur as banking institutions, state legislators, and bank regulators respond to the new federal regulatory structure. The states will have to establish appropriate corporate law, tax and regulatory structures to adjust to the growth of new interstate banks.

FEDERAL SECURITIES LAWS

     The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933, as amended (the "Securities Act") of shares of the Common Stock that were issued in the Bank's conversion from mutual to stock form does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Bank will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank had been audited by the IRS for the year ended December 31, 1991 resulting in no change to taxable income. The Bank was also audited by the State of New York for the three-year period ended December 31, 1993, resulting in adjustments which were immaterial to the Bank's financial statements. RFI has not been audited by the IRS, the State of New York or New York City to date.

     Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 32.2%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 35%. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method. As of December 31, 1996 the overall 12% of deposits limitation has restricted the Bank's deduction for additions to its bad debt reserve. Each year the Bank reviewed the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves.

     The 1996 Act. Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank's tax bad debt reserve was equal to the balance of such reserve as of December 31, 1987. As such, the Bank will not incur an additional tax liability.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The

Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryforwards. The adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2 million, is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. Under the President's legislative proposals, the environmental tax would be extended for tax years beginning before 2007. The Bank does not expect to be subject to the AMT but is subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be excluded.

STATE AND LOCAL TAXATION

     New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications,
(b) 3% of the Bank's "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. While the Bank is not directly subject to any New York City tax, RFI will be subject to a New York City tax of 9% on income allocated to New York City. For purposes of computing its entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%. However, the Bank cannot fully utilize this deduction because its New York reserve for qualifying real property loans is at the 6% of the qualifying real property loan limit. The New York State tax law was recently amended to prevent the recapture of tax bad debt reserves that would otherwise occur as a result of the enactment of the 1996 Act. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of the federal bad debt reserves for such distributions. Also, the New York bad debt reserve is subject to recapture in the event that the Bank fails to satisfy certain definitional tests relating to its assets and the nature of its business. The Bank's deduction with respect to non-qualifying loans must be computed under the experience method which is based on the Bank's actual charge-offs.

     A Temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Bank does all of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1996, the surcharge rate is 17%. In addition, a 2.5% tax surcharge on the Bank's New York State Franchise Tax is imposed on the Bank.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES.
------------------

     The Bank currently conducts its business through eight full service banking offices. In addition, RFI conducts its business through the Bank's banking offices as well as eight mortgage origination offices. The following table sets forth the Bank's and RFI's offices as of December 31, 1996.

                                                  ORIGINAL                            NET BOOK VALUE
                                                    YEAR                               OF PROPERTY OR
                                     LEASED        LEASED          DATE OF               LEASEHOLD
                                       OR            OR             LEASE             IMPROVEMENTS AT
LOCATION                             OWNED        ACQUIRED        EXPIRATION         DECEMBER 31, 1996
-------------------------------     -------      ----------    ---------------     --------------------
ADMINISTRATIVE/HOME OFFICE:                                                            (IN THOUSANDS)
Roslyn Office:                       Owned           1932        Not Applicable             $4,348
1400 Old Northern Blvd.
Roslyn, NY  11576

BRANCH OFFICES:
West Hempstead Office:               Owned           1965        Not Applicable             $  919
50 Hempstead Turnpike
West Hempstead, NY  11552

Farmingdale Office:                  Owned           1968        Not Applicable             $  693
14 Conklin Street
Farmingdale, NY  11735

Bellmore Office:                     Owned           1972        Not Applicable             $  774
2641 Merrick Road
Bellmore, NY  11710

Woodbury Office(1):                  Leased          1976                  2009             $  790
8081 Jericho Turnpike
Woodbury, NY  11797

East Northport Office:               Owned           1992        Not Applicable             $1,850
580 Larkfield Road
East Northport, NY  11731

Lawrence Office:                     Leased          1996                  2003             $  359
333 Central Avenue
Lawrence, NY  11559

Massapequa Office(2):                Leased          1996                  2004             $1,383
9 Sunrise Highway
Massapequa, NY  11758

                                                  ORIGINAL                            NET BOOK VALUE
                                                    YEAR                               OF PROPERTY OR
                                     LEASED        LEASED          DATE OF               LEASEHOLD
                                       OR            OR             LEASE             IMPROVEMENTS AT
LOCATION                             OWNED        ACQUIRED        EXPIRATION         DECEMBER 31, 1996
-------------------------------     -------      ----------    ---------------     --------------------
                                                                                       (IN THOUSANDS)
ADMINISTRATIVE OFFICE:
Port Washington Office:              Owned           1996        Not Applicable             $2,407
Two Seaview Blvd.
Port Washington, NY  11050

RFI MORTGAGE ORIGINATION OFFICES:
Hauppauge Office:                    Leased          1986        month to month                  -
350 Motor Parkway
Hauppauge, NY  11788

East Meadow Office:                  Leased          1992        month to month                  -
325 Merrick Avenue
East Meadow, NY  11554

Albany Office:                       Leased          1992                  1998                  -
427 New Karner Road
Albany, NY  12205

Bayside Office:                      Leased          1993                  1998                  -
218-14 Northern Blvd.
Bayside, NY  11361

Shrewsbury Office:                   Leased          1993                  1998                  -
1 Revmont Dr. No., Rt. 35
Shrewsbury, NJ  07702

Parsippany Office:                   Leased          1995                  1998                  -
140 Littleton Road
Parsippany, NJ  07054

Fairfield Office:                    Leased          1996                  2001                  -
55 Walls Drive
Suite 205
Fairfield, CT  06430

Hartford Office:                     Leased          1996                  2000                  -
15 N. Main Street
West Hartford, CT  06105

_______________________
(1) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of thirty-three (33) years each.
(2) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of twenty (20) years each.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     None.



                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

     Roslyn Bancorp, Inc. became a public company on January 10, 1997. Roslyn Bancorp, Inc. Common Stock is traded on The Nasdaq National Market under the symbol "RSLN".

     The initial public offering price was $10.00 per share. For the period from January 13, 1997 to March 12, 1997, the high for Roslyn Bancorp, Inc. Common Stock was $18.75 and the low was $14.625. As of March 1, 1997, the Company had 43,642,459 shares outstanding and approximately 13,185 shareholders of record, not including persons or entities holding stock in nominee or street name through brokers or banks. The Board of Directors of the Company has the authority to declare dividends on the Common Stock, subject to statutory or regulatory requirements. The Board of Directors may consider a policy of paying cash dividends on the Common Stock; however, no decision has been made as to the amount or timing of such dividends, if any.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

     The selected consolidated financial and other data of the Company set forth below is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere. Prior to January 10, 1997, the Company had no significant assets, liabilities or operations, and accordingly, the data presented herein represents the financial condition and results of operation of the Bank. On January 10, 1997, the Bank completed its conversion from a mutual savings bank to a stock form of ownership, and in connection therewith the Company sold 42,371,359 shares of common stock which resulted in $410,650,629 of net proceeds of which $205,325,315 was utilized to acquire all of the outstanding stock of the Bank. In addition, the Company contributed 1,271,100 shares of common stock to The Roslyn Savings Foundation. As part of the Conversion, the Bank held $1.36 billion of proceeds in escrow on behalf of depositors and other individuals who submitted funds in anticipation of the Conversion.

                                                             AT DECEMBER 31,
                                     --------------------------------------------------------------
                                         1996        1995           1994        1993        1992
                                     ---------    ----------   ------------   ---------   ---------
                                                                   (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets........................  $3,617,953  $1,598,270     $1,438,337  $1,344,390  $1,305,369
Money market investments............   1,114,240      10,000         25,000      25,000      30,500
Debt securities(1):
 Available-for-sale/held-for-sale...     318,034     260,553              -           -      31,674
 Held-to-maturity/held-
    for-investment..................       1,930       1,930        466,204     530,802     477,250
Equity securities(1):
 Available-for-sale.................     168,862     118,778         89,787           -           -
 Held-for-investment................           -           -              -      66,298      38,215
Mortgage-backed and mortgage
related securities, net(1):
 Available-for-sale.................   1,159,411     413,485         50,711           -           -
 Held-to-maturity/held-
    for-investment..................     276,632     347,213        411,341     399,417     373,903
Loans held for sale, net............      14,134      17,151              -       8,105           -
Loans receivable held for
  investment, net(2)................     488,890     365,265        342,091     264,667     307,317
Deposits............................   1,955,535   1,328,945      1,219,481   1,141,528   1,134,543
Roslyn Bancorp, Inc. non-depository
  stock subscriptions...............   1,356,911           -              -           -           -
Borrowed funds......................       1,829       1,647              -           -           -
Retained earnings...................     249,349     226,413        193,066     176,380     152,242

                                                        (Continued on next page)

                                              FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                       1996      1995         1994     1993      1992
                                   ---------   --------    --------  --------   -------
                                                     (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income....................  $140,473  $109,737      $93,282  $94,819  $100,641
Interest expense...................    78,759    59,298       40,353   39,698    46,902
                                     --------  --------      -------  -------  --------
  Net interest income
     before provision for
     possible loan losses..........    61,714    50,439       52,929   55,121    53,739

Provision for possible
  loan losses......................     2,000       600          600    6,860     9,300
                                     --------  --------      -------  -------  --------
  Net interest income after
     provision for possible
     loan losses...................    59,714    49,839       52,329   48,261    44,439
Non-interest income................     7,820     7,011        3,283    5,049       528
Non-interest expense...............    37,462    29,622       26,172   24,564    19,124
                                     --------  --------      -------  -------  --------
Income before income taxes
  and cumulative effect of
  changes in accounting
  principles.......................    30,072    27,228       29,440   28,746    25,843
Provision for income taxes.........     9,438     8,510       10,018   10,586    10,916
                                     --------  --------      -------  -------  --------
Income before cumulative
  effect of changes in
  accounting principles............    20,634    18,718       19,422   18,160    14,927

Cumulative effect of changes
  in accounting principles(3)......         -         -            -    5,983         -
                                     --------  --------      -------  -------  --------
Net income.........................  $ 20,634  $ 18,718      $19,422  $24,143  $ 14,927
                                     ========  ========      =======  =======  ========

                                                        (continued on next page)

                                                     AT OR FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                     ------------------------------------------------------
                                         1996       1995       1994     1993(12)      1992
                                     ----------  ---------   -------   ----------   -------
                                                     (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND
OTHER DATA(4):
PERFORMANCE RATIOS:
  Return on average assets.............    1.03%      1.21%     1.39%     1.35%        1.21%
  Return on average retained earnings..    8.97       8.82     10.27     10.85        10.26
  Average retained earnings to
    average assets...................     11.45      13.69     13.56     12.48        11.78
  Retained earnings to total assets
   at end of year....................      6.89      14.17     13.42     13.12        11.66
  Net interest rate spread(5)..........    2.69       2.71      3.45      3.81         3.93
  Net interest margin(6)...............    3.19       3.37      3.93      4.26         4.49
  Average interest-earning assets
   to average interest-bearing
   liabilities.......................    112.29     116.55    116.11    114.72       114.29
  Total non-interest expense
   to average assets(7)..............      1.84       1.89      1.87      1.83         1.55
  Efficiency ratio(8)..................   51.66      51.30     45.98     41.47        34.57
  Net interest income to
   operating expenses................    168.42     174.80    205.55    227.10       281.01
REGULATORY CAPITAL RATIOS:
  Leveraged capital..................      8.70      13.19     13.57     13.07        11.60
  Total Risk-based capital...........     19.75      29.79     27.01     30.95        33.22
ASSET QUALITY RATIOS AND DATA:
  Total non-performing loans(9)......  $  8,740   $ 12,173   $25,055   $31,343      $29,097
  Real estate owned, net.............     1,698      6,047     3,359     2,613        2,911
  Total non-performing assets(10)....    10,438     18,220    28,414    33,956       32,008
  Non-performing loans as a
   percent of loans(9)(11)...........      1.71%      3.13%     6.82%    10.84%        8.80%
  Non-performing assets as a percent
   of total assets(10)...............      0.29       1.14      1.98      2.53         2.45
  Allowance for possible loan losses
   as a percent of loans(2)(11)......      4.55       6.01      6.84      8.47         7.02
  Allowance for possible loan
   losses as a percent of total
   non-performing loans(2)(9)........    266.82     191.82    100.28     78.17        79.69
OTHER DATA:
  Number of deposit accounts.........   121,497    107,441    99,305    94,257       99,088
  Number of full service customer
  facilities.........................       8          6         6         6            6
  Number of mortgage origination
  offices............................       8          6         -         -            -

                                                        (footnotes on next page)

______________
(1) The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994, and reclassified securities having a market value of $658.3 million from its held-to-maturity portfolio to its available-for-sale portfolio in November 1995 pursuant to a Financial Accounting Standards Board ("FASB") interpretation of SFAS No. 115. Prior to the adoption of SFAS No. 115, securities were carried at amortized cost, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) All loans receivable held for investment are presented net of the Bank's allowance for possible loan losses which at December 31, 1996, 1995, 1994, 1993 and 1992 was $23.3 million, $23.4 million, $25.1 million, $24.5 million, and $23.2 million, respectively.
(3) Reflects the net cumulative effect of the Bank's adoption of SFAS No. 106, "Employer's Accounting for Post-retirement Benefits Other than Pensions" and SFAS No. 109, "Accounting for Income Taxes."
(4) Asset Quality Ratios and Regulatory Capital Ratios are end of year ratios. With the exception of end of year ratios, all ratios are based on average monthly balances during the indicated year.
(5) The net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities and includes the effect of the Bank's payment of a special interest payment which has generally ranged from 10% to 25% of the interest paid on savings and NOW accounts.
(6) The net interest margin represents net interest income as a percent of average interest-earning assets and includes the effect of the Bank's payment of a special interest payment which has generally ranged from 10% to 25% of the interest paid on savings and NOW accounts.
(7)  Excludes the effect of the amortization of goodwill.
(8) The efficiency ratio represents the ratio of operating expenses, excluding the amortization of goodwill, divided by the sum of net interest income and non-interest income.
(9) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. It is the Bank's policy to generally cease accruing interest on all loans 90 days or more past due.
(10) Non-performing assets consist of non-performing loans and real estate owned, net ("REO").
(11) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.
(12) Does not include the net effect of accounting changes due to the implementation of SFAS Nos. 106 and 109.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

     The Company was incorporated on July 26, 1996, and is the holding company for the Bank. On January 10, 1997, the Bank completed its conversion from a mutual savings bank to a stock form of ownership, and in connection therewith the Company sold 42,371,359 shares of common stock which resulted in $410,650,629 of net proceeds of which $205,325,315 was utilized to acquire all of the outstanding stock of the Bank. In addition, the Company contributed 1,271,100 shares of common stock to The Roslyn Savings Foundation. Given that the sale of conversion stock and acquisition by the Company of the Bank was not consummated as of December 31, 1996 and the Company had no operations or assets of such date, the following discussion addresses the financial condition and results of operations of the Bank and its subsidiaries.

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for possible loan losses, real estate operations expense, securities and loan sale activities and loan servicing activities. The Bank's non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, federal deposit insurance premiums and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. On

August 1, 1995, the Bank acquired through its wholly-owned subsidiary, RFI, certain assets and liabilities, including the loan origination business and the loan servicing portfolio of Residential Mortgage Banking, Inc., a mortgage banking company which primarily operated in New York and New Jersey counties in and surrounding the New York City metropolitan area and in Albany, New York. The acquisition was accounted for under the purchase method of accounting. Accordingly, the information contained in this section regarding periods subsequent to July 31, 1995 reflects the consolidated operations of the Bank, inclusive of its mortgage banking subsidiary.

MANAGEMENT STRATEGY

     In recent years, the Bank's operating strategy concentrated on maintaining profitability by primarily investing in mortgage-backed and mortgage related and U.S. Government or agency debt securities. Since 1993, the Bank has decreased its emphasis on investments in U.S. Government securities and increased its emphasis on building its loan portfolio by restructuring its lending department, hiring experienced commercial real estate loan personnel and revising its underwriting policies and procedures. More recently, through its purchase of certain of the assets and liabilities of a mortgage banking company and the establishment of RFI, the Bank has increased its emphasis on mortgage banking activities and developed a resource for developing its one- to four-family loans portfolio. The Bank's current operating strategy consists primarily of: (i) investing funds not utilized for loan originations and purchases in shorter-term debt securities and mortgage-backed and mortgage related securities and preferred stock of corporate issuers; (ii) building its loan portfolio by purchasing one- to four-family loans originated by RFI and placing emphasis on the origination of high quality commercial real estate loans to selected real estate developers operating in the Bank's primary market area; (iii) increasing fee income and building its loan servicing portfolio through its mortgage banking operations whereby it sells, generally on a servicing retained basis, one- to four-family mortgage loans that it originates through RFI as a means of increasing servicing fee income; (iv) attracting and retaining deposit accounts by paying competitive rates on its deposit products and opening new branches; and (v) maintaining a lower expense ratio by efficiently utilizing personnel and branch facilities to service its customers.

MANAGEMENT OF INTEREST RATE RISK

     The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Board of Directors reviews the Bank's interest rate risk position on a monthly basis. The Bank's Asset/Liability Committee is comprised of the Bank's senior management under the direction of the Board of Directors, with senior management responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Bank's net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Bank's portfolio and the Bank's exposure limits.

     In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of fixed-rate mortgage loans having terms to maturity of not more than fifteen years, adjustable-rate loans and consumer loans consisting primarily of home equity loans and second mortgage loans; (2) selling substantially all 30-year fixed-rate mortgage loans originated to the secondary market without recourse and on a servicing retained basis (except for such loans with interest rates of 8% or greater, which the Bank retains in its loan portfolio); and (3) investing in shorter term and, to a lesser extent, adjustable rate securities which may generally bear lower yields as compared to longer term investments, but which better position the Bank for increases in market interest rates. In recent years, the Bank has attempted to shorten the maturities of its interest-earning assets by increasing its investment in shorter term investments to better match the maturities of its deposit accounts, in particular its certificates of deposit that mature in one year or less, which, at December 31, 1996, totalled $774.1 million, or 23.6% of total interest-bearing liabilities. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer term fixed rate investments and whole loans. However, management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1996, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 10.9%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Given the Bank's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Bank believes that its negative gap position will have no material adverse effect on its liquidity position. If interest rates decrease, there will be a corresponding effect on the Bank's interest rate margin and corresponding operating results.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1996, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, prepayment rates were assumed to range from 6.66% to 15.24% annually. Mortgage-backed securities were assumed to prepay at rates between 6.54% and 36.54% annually. Savings accounts were assumed to decay at 6.99%, 4.69%, 9.39%, 9.99%, 9.99%, 9.99% and 48.96%, NOW accounts and money market savings accounts were assumed to decay at 10.00%, 3.33%, 6.67%, 10.00%, 10.00%, 10.00% and 50.00%, for the periods of three months or less, three to six months, six to 12 months, one to three years, three to five years, five to ten years and more than ten years, respectively. Prepayment and deposit decay rates can have a significant impact on the Bank's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                                  AT DECEMBER 31, 1996
                                                        ----------------------------------------------------------------------
                                                             3          MORE THAN      MORE THAN     MORE THAN 1  MORE THAN
                                                           MONTHS      3 MONTHS TO    6 MONTHS TO      YEAR TO    3 YEARS TO
                                                          OR LESS        6 MONTHS       1 YEAR         3 YEARS      5 YEARS
                                                        -----------   ------------- --------------  ------------ -------------
                                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS (2):
  Federal funds sold and repurchase agreements........  $1,114,240    $          -    $        -    $       -    $       -
  Debt and equity securities (2)......................      24,935          48,355        28,487      100,788      190,384
  Mortgage-backed and mortgage related securities (2).     125,875         101,751       280,217      358,822      289,300
  Real estate loans, net (3)(4).......................      71,866           6,255        99,385       46,503      161,576
  Consumer and student loans (4)......................       2,318               5             8           35           35
                                                        ----------      ----------    ----------   ----------     --------
    Total interest-earning assets.....................   1,339,234         156,366       408,097      506,148      641,295
                                                        ----------      ----------    ----------   ----------     --------

INTEREST-BEARING  LIABILITIES:
  Money market savings accounts.......................       7,515           2,505         5,011        7,516        7,516
  Savings accounts....................................      45,224          30,345        60,691       64,606       64,606
  NOW accounts........................................       7,616           2,539         5,077        7,616        7,616
  Certificates of deposit.............................     253,798         173,495       346,991      241,028       99,347
  Non-depository stock subscriptions..................   1,356,911               -             -            -            -
  Borrowed funds......................................       1,829               -             -            -            -
                                                        ----------      ----------    ----------   ----------     --------
    Total interest-bearing liabilities................   1,672,893         208,884       417,770      320,766      179,085
                                                        ----------      ----------    ----------   ----------     --------
  Interest sensitivity gap (5).......................    ($333,659)      ($ 52,518)     ($ 9,673)  $  185,382     $462,210
                                                        ==========      ==========    ==========   ==========     ========
  Cumulative interest sensitivity gap.................   ($333,659)      ($386,177)    ($395,850)   ($210,468)    $251,742
                                                        ==========      ==========    ==========   ==========     ========
  Cumulative interest sensitivity gap as a
     percentage of total assets.......................       (9.22%)        (10.67%)      (10.94%)      (5.82%)       6.96%
  Cumulative interest sensitivity gap as a
     percentage of total interest-earning assets......       (9.38%)        (10.86%)      (11.13%)      (5.92%)       7.08%
  Cumulative net interest-earning assets as a
     percentage of cumulative interest-bearing
     liabilities......................................       80.05%          79.48%        82.79%       91.97%      108.99%

                                                                    AT DECEMBER 31, 1996
                                                           -----------------------------------------
                                                            MORE THAN
                                                           5 YEARS TO       MORE THAN
                                                            10 YEARS        10 YEARS         TOTAL
                                                           ---------      ------------     ---------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS (1):
  Federal funds sold and repurchase agreements........     $       -       $       -      $1,114,240
  Debt and equity securities (2)......................        45,995           49,882        488,826
  Mortgage-backed and mortgage related securities (2).       219,252           60,826      1,436,043
  Real estate loans, net (3)(4).......................       106,248           22,954        514,787
  Consumer and student loans (4)......................            84              332          2,817
                                                            --------       ----------      ---------
    Total interest-earning assets.....................       371,579          133,994      3,556,713
                                                            --------       ----------      ---------

INTEREST-BEARING  LIABILITIES:
  Money market savings accounts.......................         7,516           37,578         75,157
  Savings accounts....................................        64,606          316,572        646,650
  NOW accounts........................................         7,616           38,079         76,159
  Certificates of deposit.............................        13,394                -      1,128,053
  Non-depository stock subscriptions..................             -                -      1,356,911
  Borrowed funds......................................             -                -          1,829
                                                            --------       ----------      ---------
    Total interest-bearing liabilities................        93,132          392,229      3,284,759
                                                            --------       ----------      ---------
  Interest sensitivity gap (5)........................      $278,447        ($258,235)       271,954
                                                            ========       ==========      =========
  Cumulative interest sensitivity gap.................      $530,189       $  271,954
                                                            ========       ==========

  Cumulative interest sensitivity gap as a
     percentage of total assets.......................         14.65%            7.52%
  Cumulative interest sensitivity gap as a
     percentage of total interest-earning assets......         14.91%            7.65%
  Cumulative net interest-earning assets as a
     percentage of cumulative interest-bearing
     liabilities......................................        118.33%          108.28%

______________
(1) Interest-earnings assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Debt and equity and mortgage-backed and mortgage related securities are shown at their respective book values. Equity securities primarily consist of callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable.
(3) For purposes of the gap analysis, the allowance for possible loan losses and non-performing loans have been excluded.
(4)  Loans held for sale are included in the three months or less category.
(5) Interest sensitivity gap represents the difference between net interest-bearing assets and liabilities.

     Average Balance Sheet. The following table sets forth certain information relating to the Bank for the years ended December 31, 1996, 1995 and 1994. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                              1996                             1995
                                                                   -----------------------------   --------------------------------
                                                                                         AVERAGE                           AVERAGE
                                                                   AVERAGE                YIELD/    AVERAGE                 YIELD/
                                                                   BALANCE    INTEREST     COST     BALANCE    INTEREST      COST
                                                                   -------   ----------  --------  ---------  ----------   --------
ASSETS:                                                                                     (DOLLARS IN THOUSANDS)
  Interest-earning assets(1):
    Federal funds sold, repurchase agreements
    and short-term deposits..................................   $  151,160   $  7,960     5.27%   $   30,568   $  1,819       5.95%
    Debt and equity securities...............................      453,051     31,087     6.86       560,663     36,594       6.53
    Mortgage-backed and mortgage related securities, net.....      901,575     62,432     6.92       545,642     37,086       6.80
    Real estate loans, net(2)................................      424,356     38,644     9.11       350,802     33,341       9.50
    Consumer and student loans...............................        4,244        350     8.25         9,816        897       9.14
                                                                 ---------   --------              ---------   --------
         Total interest-earning assets.......................    1,934,386    140,473     7.26     1,497,491    109,737       7.33
                                                                             --------     ----                 --------       ----

  Non-interest-earning assets................................       75,372                            53,237
                                                                 ---------                         ---------
         Total assets........................................   $2,009,758                        $1,550,728
                                                                ==========                        ==========
LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
  Deposits:
     Money market accounts...................................   $   64,046      1,854     2.89    $   69,237      2,007       2.90
     Savings accounts(3)(4)..................................      480,171     14,812     3.08       480,572     15,317       3.19
     NOW accounts(4).........................................       45,990      1,361     2.96        33,135        837       2.53
     Certificates of deposit.................................      911,216     51,305     5.63       677,510     39,583       5.84
                                                                ----------     ------
         Total deposits......................................    1,501,423     69,332     4.62     1,260,454     57,744       4.58
  Borrowed funds.............................................      102,408      5,794     5.66        24,345      1,554       6.38
  Non-depository stock subscriptions.........................      118,884      3,633     3.06             -          -          -
                                                                ----------     ------             ----------     ------
         Total interest-bearing liabilities..................    1,722,715     78,759     4.57     1,284,799     59,298       4.62
                                                                               ------   ------                   ------       ----
  Non-interest-bearing liabilities...........................       56,906                            53,610
                                                                ----------                        ----------
         Total liabilities...................................    1,779,621                         1,338,409
Total retained earnings......................................      230,137                           212,319
                                                                ----------                        ----------
         Total liabilities and retained earnings.............   $2,009,758                        $1,550,728
                                                                ==========                        ==========
Net interest income/interest rate spread(5)..................                $ 61,714     2.69%                $ 50,439       2.71%
                                                                               ======   =======                ========     =======
Net interest margin as a percentage of
    interest-earning assets(6)...............................                             3.19%                               3.37%
                                                                                        =======                             =======
Ratio of interest-earning assets to interest-bearing
    liabilities..............................................                           112.29%                             116.55%
                                                                                        =======                             =======
                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                                             1994
                                                                        --------------------------------------------
                                                                                                           AVERAGE
                                                                         AVERAGE                           YIELD/
                                                                         BALANCE            INTEREST        COST
                                                                        ---------          ----------    -----------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets (1):
     Federal funds sold, repurchase agreements and short-term deposits  $  23,420            $ 1,069         4.56%
     Debt and equity securities......................................    586,096             37,738         6.44
     Mortgage-backed and mortgage related securities, net............    439,239             27,976         6.37
     Real estate loans, net(2).......................................    275,661             24,665         8.95
     Consumer and student loans......................................     21,580              1,834         8.50
                                                                          ------             ------
         Total interest-earning assets...............................  1,345,996             93,282         6.93
                                                                                             ------         ----
 Non-interest-earning assets.........................................     49,302
                                                                          ------
         Total assets................................................ $1,395,298
                                                                      ==========
LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
  Deposits:
     Money market accounts........................................... $   83,482              2,025         2.43
     Savings accounts(3)(4)..........................................    612,447             17,844         2.91
     NOW accounts(4).................................................     33,248                820         2.47
     Certificates of deposit.........................................    430,022             19,664         4.57
                                                                         -------             ------
         Total deposits..............................................  1,159,199             40,353         3.48
     Borrowed funds..................................................          -                  -            -
     Non-depository stock subscriptions..............................          -                  -            -
                                                                      ----------             ------         ----
         Total interest-bearing liabilities..........................  1,159,199             40,353         3.48
                                                                                             ------         ----
Non-interest-bearing liabilities.....................................     46,914
                                                                          ------
         Total liabilities...........................................  1,206,113
Total retained earnings..............................................    189,185
                                                                         -------
         Total liabilities and retained earnings..................... $1,395,298
                                                                      ==========
Net interest income/interest rate spread(5)..........................                       $52,929         3.45%
                                                                                            =======       =======
Net interest margin as a percentage of
   interest-earning assets(6)........................................                                       3.93%
                                                                                                          =======
Ratio of interest-earning assets to interest-bearing liabilities.....                                     116.11%
                                                                                                          =======

_______________________________
(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan fees, deferred mortgage interest, unamortized discounts net and allowance for possible loan losses and includes loans held for sale and non-performing loans.
(3)  Savings accounts includes mortgagor's escrow deposits.
(4) The average cost of savings and NOW accounts for the periods above reflects the payment of a special interest payment of approximately 25% of interest paid on such accounts. Such payments resulted in additional cost of savings accounts of 59 basis points, 61 basis points and 46 basis points for the years ended December 31, 1996, 1995 and 1994, respectively, and additional cost of NOW accounts of 35 basis points, 49 basis points and 39 basis points for the years ended December 31, 1996, 1995 and 1994, respectively.
(5) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                        YEAR ENDED                           YEAR ENDED
                                                    DECEMBER 31, 1996                    DECEMBER 31, 1995
                                                       COMPARED TO                          COMPARED TO
                                                        YEAR ENDED                           YEAR ENDED
                                                    DECEMBER 31, 1995                    DECEMBER 31, 1994
                                             --------------------------------    --------------------------------
                                               INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                     DUE TO                                DUE TO
                                             --------------------                -----------------
                                              VOLUME       RATE         NET       VOLUME         RATE       NET
                                             --------    --------    --------    --------      -------   --------
                                                                       (IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
  Federal funds sold, repurchase agreements
    and short-term deposits................ $  6,372      $(231)       $6,141     $   375     $  375     $   750
  Debt and equity securities..............    (7,288)     1,781        (5,507)     (1,663)       519      (1,144)
  Mortgage-backed and mortgage
    related securities, net...............    24,678        668        25,346       7,125      1,985       9,110
  Real estate loans, net..................     6,723     (1,420)        5,303       7,080      1,596       8,676
  Consumer and student loans..............      (467)       (80)         (547)     (1,066)       129        (937)
                                             -------     ------       -------     -------     ------      ------
       Total interest-earning assets......    30,018        718        30,736      11,851      4,604      16,455
                                             -------     ------       -------     -------     ------      ------
INTEREST-BEARING LIABILITIES:
  Money market accounts...................      (146)        (7)         (153)       (376)       358         (18)
  Savings accounts(2).....................       (12)      (493)         (505)     (4,117)     1,590      (2,527)
  NOW accounts............................       365        159           524          (3)        20          17
  Certificates of deposit.................    13,192     (1,470)       11,722      13,433      6,486      19,919
  Non-depository stock subscriptions......     3,633          -         3,633           -          -           -
  Borrowed funds..........................     4,434       (194)        4,240       1,554          -       1,554
                                             -------     ------       -------     -------     ------      ------
       Total interest-bearing
          liabilities.....................    21,466     (2,005)       19,461      10,491      8,454      18,945
                                             -------     ------       -------     -------     ------      ------
Net change in net interest income.........   $ 8,552     $2,723       $11,275     $ 1,360     (3,850)     (2,490)
                                             =======     ======       =======     =======     ======      ======

________________

(1)  Includes assets available-for-sale.
(2)  Includes mortgagors' escrow deposits.

COMPARISON OF FINANCIAL CONDITION FOR THE YEARS DECEMBER 31, 1996 AND DECEMBER 1995

     Total assets at December 31, 1996 were $3.62 billion, an increase of $2.02 billion, or 126.37%, from $1.60 billion at December 31, 1995. The increase in total assets is primarily attributable to the $1.36 billion of proceeds held in escrow by the Bank on behalf of depositors and other individuals who submitted funds in payment for Roslyn Bancorp, Inc. common stock in anticipation of the conversion of the Bank from a state chartered mutual savings bank to a New York State stock chartered savings bank which occurred on January 10, 1997.

     Excluding the effect of the $1.36 billion of stock subscription funds held in escrow, growth in assets is primarily due to an $853.5 million increase in securities available for sale and a $124.2 million increase in real estate loans held for investment, net. Asset growth was primarily funded through deposit inflows, borrowings and cash flows. During the first three quarters of 1996, the Bank as part of its investment strategy increased its available-for-sale portfolio. The Bank accomplished this by increasing its short term borrowings and through the acquisition of $100.0 million of brokered deposits. During the last quarter of 1996, the Bank utilized its excess liquidity position, which resulted from the proceeds held for the initial public offering, to satisfy outstanding borrowings acquired and primarily invested any remaining excess in short term money market investments. Short term money market investments increased by $1.10 billion, from $10.0 million at December 31, 1995 to $1.11 billion at December 31, 1996. The increase is primarily attributable to the temporary receipt during the latter part of the year of stock subscription escrow funds received in connection with the offering of Roslyn Bancorp, Inc. common stock. Mortgage-backed and mortgage related securities available-for-sale increased by $745.9 million, or 180.4%, from $413.5 million at December 31, 1995 to $1.16 billion at December 31, 1996. Debt and equity securities available for sale at December 31, 1996 totaled $486.9 million, an increase of $107.6 million, or 28.4%, compared to $379.3 million at December 31, 1995. A substantial part of the increase in securities was attributed to the purchase of adjustable rate and short-term fixed-rate mortgage-backed and mortgage related securities, federal agency obligations and preferred stock of corporate issuers.

     Real estate loans held for investment, net at December 31, 1996 were $511.0 million, an increase of $124.2 million, or 32.1%, from $386.8 million at December 31, 1995 primarily due to the increased origination of commercial real estate and one- to four-family loans.

     Banking house and equipment increased by $4.8 million, or 38.7%, from $12.4 million at December 31, 1995 to $17.2 million at December 31, 1996. The increase was largely due to the Bank's purchase and renovation in May 1996 of land and a building for the Bank's expanded administrative operations and the purchase in the fourth quarter of 1996 of land and a building for an additional branch office. The Bank also acquired a leasehold interest in the fourth quarter of 1996 which is also being used as a branch office. The cost of the acquired leasehold and banking facilities amounted to $3.7 million.

     Accrued interest receivable at December 31, 1996 was $18.7 million, an increase of $7.1 million, or 61.4%, compared to $11.6 million at December 31, 1995. The increase was primarily attributable to the increase in the mortgage-backed and mortgage related securities available-for-sale portfolio, as well as from the increase in short term money market investments outstanding at December 31, 1996.

     Other assets increased by $6.0 million, or 194.0%, from $3.1 million at December 31, 1995 to $9.1 million at December 31, 1996. The growth in other assets was primarily due to deferred professional fees and other costs incurred in connection with the Bank's conversion from a mutual to stock savings bank.

     The overall growth in total assets was partially offset by a $70.6 million decrease in mortgage-backed and mortgage related securities held to maturity and a $4.3 million decrease in real estate owned, net.

     Total liabilities at December 31, 1996 were $3.37 billion, an increase of $2.00 billion, or 145.55%, from $1.37 billion at December 31, 1995. The increase in total liabilities is primarily attributable to the $1.36 billion of proceeds held in escrow by the Bank on behalf of depositors and other individuals who submitted funds in payment for Roslyn Bancorp, Inc. common stock. Total deposits at December 31, 1996 were $1.96 billion, an increase of $626.6 million, or 47.1%, compared to $1.33 billion at December 31, 1995. The increase was primarily due to an increase of $378.3 million, or 50.5%, in certificates of deposit from $749.8 million at December 31, 1995 to $1.13 billion at December 31, 1996. The increase in certificates of deposit was primarily attributable to the Bank's strategy of offering competitive rates on all certificates of deposit products to fund the Bank's asset growth and increase net interest income. Additionally, certificates of deposit at December 31, 1996 includes $100.0 million of brokered deposits as compared to no brokered deposits at December 31, 1995. The Bank utilized these funds primarily for the purchase of mortgage-backed and mortgage related securities and common and preferred stock.

     Total retained earnings increased by $22.9 million, or 10.1%, from $226.4 million at December 31, 1995 to $249.3 million at December 31, 1996. The Bank's ratio of equity to total assets decreased from 14.17% at December 31, 1995 to 6.89% at December 31, 1996. The decrease is attributable to the receipt of $1.36 billion of stock subscription funds received for the purchase of Roslyn Bancorp, Inc. Common Stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

GENERAL

     Net income for the year ended December 31, 1996 was $20.6 million, an increase of $1.9 million, or 10.2%, from $18.7 million for the year ended December 31, 1995. Net income for the years ended December 31, 1996 and 1995 represents a return on average assets of 1.03% and 1.21%, respectively, and return on average equity of 8.97% and 8.82%, respectively. The increase in net income was due primarily to an $11.3 million increase in net interest income which, for the most part, resulted from an increase in the average balance of interest-earning assets. The growth in interest-earning assets was primarily due to the significant increase in the Bank's money market investments, mortgage-backed securities and real estate loan portfolios. These increases resulted from the core operating activities of the Bank, and the temporary receipt during the latter part of the year of stock subscription escrow funds received in connection with the offering of Roslyn Bancorp, Inc. common stock. The increases were partially offset by a $1.4 million increase in the provision for possible loan losses and a $7.8 million increase in non-interest expense primarily due to compensation and employee benefit costs associated with a full years operation of RFI and staffing and other costs associated with the operating of the Bank's two new branch offices in 1996.

INTEREST INCOME

     Interest income amounted to $140.5 million for the year ended December 31, 1996, representing an increase of $30.7 million, or 28.0%, from the same period in 1995. The increase was the result of a $436.9 million increase in average interest-earning assets. The growth in interest-earning assets was due to significant increases in the Bank's money market investments, mortgage-backed securities and real estate loan portfolios. These increases resulted from both the core operating activities of the Bank and the temporary receipt during the latter part of the year of stock subscription escrow funds received in connection with the offering of Roslyn Bancorp, Inc. common stock and the post-conversion return of escrow funds related to unsatisfied common stock subscription orders. Although average interest-earning assets increased, the average yield on interest-earning assets decreased by 7 basis points. The decrease is due to the Bank's short-term liquidity position during the last quarter of 1996. Short-term liquidity was required to be maintained at year end 1996 due to the pending offering of Roslyn Bancorp, Inc. common stock. Interest income on mortgage-backed and mortgage related securities increased $25.3 million, or 68.3%, from $37.1 million for the year ended December 31, 1995 to $62.4 million for the same period in 1996 primarily due to an increase of $355.9 million, or 65.2%, in the average balance of these securities and an increase in the average yield on these securities of 12 basis points from 6.80% for 1995 to 6.92% for 1996. These yield increases were due to the increased interest rate environment for new purchases and the upward repricing of securities purchased in prior periods.

     Interest income on real estate loans increased $5.3 million, or 15.9%, for the year ended December 31, 1996 to $38.6 million as compared to the same period in 1995. The increase was a result of growth in the average balance of loans outstanding primarily due to increased origination of one- to four-family and commercial real estate loans. Further contributing to the increase in interest income for the period was a 28.2% decrease in non-performing loans, from $12.2 million at December 31, 1995 to $8.7 million at December 31, 1996. The increase was partially offset by a 39 basis point decrease in the average yield on real estate loans from 9.50% for 1995 to 9.11% for 1996. Interest income on consumer and student loans decreased $547,000 from $897,000 for the year ended December 31, 1995 to $350,000 for the same period in 1996, principally due to the sale in April 1995 of $21.5 million of student loans to SLMA.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1996 was $78.8 million as compared to $59.3 million for the year ended December 31, 1995, an increase of $19.5 million, or 32.8%. This increase reflects an $241.0 million increase in the average balance of interest-bearing deposits in the 1996 period compared to the 1995 period, a 4 basis point increase in the average rate paid on such liabilities over the same period due to a substantial increase in the average balance of certificates of deposit and a one time $3.6 million expense relating to interest on stock subscription escrow funds received in connection with the offering of Roslyn Bancorp, Inc. Common Stock . The increase in average interest-bearing deposits was primarily attributable to an increase in the average balance of certificates of deposit to $911.2 million for the year ended December 31, 1996 from $677.5 million for the year ended December 31, 1995. Certificates of deposit increased during this period due to management's strategy of funding its asset growth by offering competitive rates, the acquisition of $100.0 million of brokered deposits and to a lesser extent the November 1996 opening of the Bank's two new branch offices. The effect of the higher average balance primarily resulted in an increase of $11.7 million in interest expense on certificates of deposit in 1996 as compared to 1995. Interest expense on savings and money market accounts decreased $658,000 to $16.7 million for the year ended December 31, 1996 from the same period a year earlier.

     Interest expense on borrowed funds increased $4.2 million, or 272.8%, to $5.8 million for the year ended December 31, 1996 as compared to $1.6 million in 1995. The increase was primarily attributable to a $78.1 million increase in the average balance of borrowed funds to $102.4 million which was offset by a 72 basis point reduction in the average rate paid on borrowed funds to 5.66% for the year ended December 31, 1996 as compared to the comparable period for 1995. The increase in borrowed funds in 1996 reflects management's decision to increase its utilization of reverse repurchase agreements to fund the purchase of investment securities during periods when such agreements are cost effective as a source of funds. During the first three quarters of 1996, the Bank funded the purchase of a significant portion of the increase in its debt and equity and mortgage-backed and mortgage related securities available for sale portfolio by entering into various reverse repurchase agreements with nationally recognized securities brokerage firms.

PROVISION FOR POSSIBLE LOAN LOSSES

     The Bank's provision for possible loan losses increased by $1.4 million, or 233.3%, from $600,000 for the year ended December 31, 1995, to $2.0 million for the year ended December 31, 1996. The increase in the provision was due primarily to management's assessment of charge-off activity, particularly commercial real estate and construction and development loan charge-offs relating to six loans which totalled $2.1 million during the year ended December 31, 1996. The events leading to such charge-offs associated with such loans were generally attributable to events occurring in 1996 which resulted in the Bank reevaluating such loans or obtaining updated appraisals on the properties securing such loans. The increased provision also reflects management's assessment of its continuation of the origination of commercial real estate and construction and development loans, which amounted to 39.0% and 40.9% of gross loans at December 31, 1996 and 1995, respectively. Such loans generally bear a greater degree of risk as compared to one- to four-family loans. At December 31, 1996, the Bank's allowance for possible loan losses as a percentage of total non-performing loans was 266.82%, compared to 191.82% at December 31, 1995, due to the increase in the provision and a decrease in non-performing loans from $12.2 million at December 31, 1995 to $8.7 million at December 31, 1996. At December 31, 1996, the Bank's allowance for possible loan losses as a percentage of loans, net, excluding loans held for sale was 4.55%. Management of the Bank assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgements different from management.

NON-INTEREST INCOME

     Non-interest income is composed of fee income for bank services and profits from the sale of assets. Non-interest income totaled $7.8 million for the year ended December 31, 1996 as compared to $7.0 million for the prior year primarily reflecting a $2.0 million increase in net gains on sales of loans and a $1.5 million increase in loan servicing and fee income. The increases are reflective of the Bank's establishment of RFI in August 1995. During 1996, the Bank, through RFI, increased the level of originations and sales of residential one- to four-family loans and the outstanding balance of loans serviced for others. One- to four-family originations increased $146.1 million for the year ended December 31, 1996 to $299.3 from $153.2 million for the same period in 1995. For the same period, loan sales were $222.0 million and $134.1 million, respectively. At December 31, 1996 the Bank was servicing $795.0 million of loans for others compared to $704.8 million at December 31, 1995, resulting in loan servicing and fee income of $5.2 million for the year ended December 31, 1996 as compared to $3.7 million for the same period in 1995. Non-interest income was also affected by net losses on securities and real estate operations totaling $1.4 million during 1996 as compared to net gains of $1.2 million in 1995.

NON-INTEREST EXPENSE

     Non-interest expense increased by $7.8 million, or 26.5%, from $29.6 million for the year ended December 31, 1995 to $37.5 million for the year ended December 31, 1996, primarily due to increases in general and administrative expenses. General and administrative expenses totaled $37.0 million for the year ended December 31, 1996 as compared to $29.4 million for the year ended December 31, 1995. The $7.6 million increase in general and administrative expenses is primarily attributable to an increase in compensation and employee benefit expenses related to a full year of operations of RFI coupled with staffing and other costs associated with the November 1996 opening of the Bank's two new branch offices. Other significant changes in the Bank's operating expenses included a $1.4 million decrease in deposit insurance premiums paid to the FDIC resulting from the FDIC's decision to lower the insurance premiums paid by BIF-insured institutions to the legal minimum effective January 1, 1996. Other non-interest expenses increased $2.3 million to $9.4 million for the year ended December 31, 1996 compared to $7.1 million for the year ended December 31, 1995 primarily due to an increase in professional fees of $318,000, and other non-interest expenses associated with RFI of $1.0 million primarily related to mortgage recording taxes and certain general and administration expenses. The Bank expects that compensation and benefits expense may increase after the Conversion, primarily as a result of the adoption of various employee benefit plans and compensation adjustments contemplated in connection with the conversion of the Bank from mutual to stock form. In this regard, the ESOP, which has purchased 8% of the Common Stock and the stock-based benefit plans which would provide stock grants of Common Stock to non-employee directors and selected officers and employees of the Company and the Bank which, upon receipt of Shareholder approval, would purchase an amount of Common Stock equal to 4% of the Common Stock issued in connection with the Conversion, including shares issued to the Foundation, may result in increased compensation and benefits expense as the amortization of the ESOP loan and amortization of the Stock Program awards will be reflected as compensation expense. In addition, non-interest expenses increased as a result of the renovation of a new administrative office and the opening of two new branch offices in late 1996.

INCOME TAXES

     Total income tax expense increased $928,000, or 10.9%, from $8.5 million for the year ended December 31, 1995 to $9.4 million for the same period in 1996. The effective tax rate was 31.4% for the year ended December 31, 1996 as compared to 31.3% for the same period in 1995.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

GENERAL

     Net income for the year ended December 31, 1995 was $18.7 million, compared to $19.4 million for the year ended December 31, 1994. Interest rates rose sharply in early 1994, then gradually declined after January 1995, resulting in a higher yield on interest-earning assets and higher cost of interest-bearing liabilities in 1995 than in 1994 and more interest-bearing liabilities repricing than interest-earning assets during the year. The result was a decline in both net interest income and net income for the Bank during 1995. Net income decreased $704,000, or 3.6%, from the previous year, due to the decline in net interest income, which decreased by $2.5 million, and an increase in non-interest expense of $3.5 million which were substantially offset by an increase in non-interest income of $3.7 million and a reduction in income tax expense of $1.5 million. The increases in both non-interest income and non-interest expense are primarily attributable to the Bank's acquisition of assets and liabilities of RMBI in connection with the establishment of RFI in August 1995. The decrease in income tax expense is attributable to both a decrease in taxable income and a decrease in the Bank's effective tax rate due to a higher level of preferred stock purchased in 1995.

INTEREST INCOME

     Interest income totalled $109.7 million for 1995 compared to $93.3 million for 1994. This increase reflects a $151.5 million increase in total average interest-earning assets in 1995 compared to 1994 and a 40 basis point increase in the average yield on such assets over the same period. Interest income on real estate loans increased by $8.7 million to $33.3 million for 1995 from $24.7 million in 1994, reflecting a $75.1 million increase in the average balance of real estate loans and a 55 basis point increase in the average yield to 9.50%. The increase in the average balance of real estate loans was primarily due to an increase in residential one to four family and multi-family loans. The increase in the average yield on interest-earning assets was due primarily to an increase in market interest rates and a 51.4% decrease in non-performing loans, from $25.1 million to $12.2 million, at December 31, 1994 and 1995, respectively. On a combined basis, interest income on debt and equity and mortgage-backed and mortgage related securities increased $8.0 million to $73.7 million for 1995 from $65.7 million for 1994. The increase was primarily due to a $9.1 million increase in interest income on mortgage-backed and mortgage related securities, attributable to a $106.4 million increase in the average balance of such securities to $545.6 million and a 43 basis point increase in the yield to 6.80%. Interest income on debt and equity securities decreased $1.1 million to $36.6 million for 1995, reflecting a $25.4 million decrease in the average balance of such securities, consistent with management's continuing reallocation of its securities portfolio from lower yielding government bonds to higher yielding real estate loans and mortgage-backed and mortgage related securities. The average yield on debt and equity securities increased 10 basis points during the period due to an increase in market interest rates. Interest income on consumer and student loans decreased $937,000 from $1.8 million for 1994 to $897,000 for 1995, principally due to the sale in April 1995 of $21.5 million of student loans to SLMA.

INTEREST EXPENSE

     Total interest expense for 1995 was $59.3 million, compared to $40.4 million for 1994, an increase of $18.9 million, or 46.9%. The increase in interest expense was the result of a $125.6 million increase in the average balance of interest-bearing liabilities and an increase in the average cost of interest-bearing liabilities to 4.62% for 1995, from 3.48% for 1994. Interest on deposits increased by $17.4 million to $57.7 million for 1995 compared to $40.4 million for 1994. This increase reflects both a $101.3 million increase in the average balance of interest-bearing deposits in 1995 compared to 1994, and a 110 basis point increase in the average rate paid on such liabilities over the same period. Such increase was primarily attributable to an increase in the average balance of higher yielding certificates of deposit, which increased from $430.0 million for 1994 to $677.5 million for 1995 and an increase in the average rate paid on such accounts from 4.57% to 5.84%, respectively. These two increases resulted in the interest expense on certificate of deposit accounts increasing from $19.7 million for 1994 to $39.6 million for 1995, a 101.3% increase. These increases were partially offset by a decrease in interest expense on savings accounts due to the combined effect of a decline in the average balance of such accounts, which declined from $612.4 million for 1994 to $480.6 million for 1995, and an increase in the average rate paid on such accounts from 2.91% to 3.19%, resulting in a $2.5 million, or 14.2%, decrease in interest expense on savings accounts. The increase in the average balance of certificates of deposit and the decrease in the average balance of savings accounts was due primarily to customers shifting funds from lower yielding savings accounts to higher yielding certificates of deposit.

     The Bank incurred interest expense on borrowed funds for 1995 of $1.6 million as compared to no expense for 1994 reflecting management's decision to utilize borrowings to fund a portion of its asset growth, and, to a lesser extent, RFI's utilization of government-sponsored agencies to fund a portion of its loan origination activity. The average balance of borrowed funds increased $24.3 million for the year ended December 31, 1995 as there were no borrowings outstanding during 1994. The average rate paid on such borrowings for 1995 was 6.38%.

PROVISION FOR POSSIBLE LOAN LOSSES

     For 1995, the Bank's provision for possible loan losses was $600,000, the same amount as was provided in 1994. Management determined that an increase in the provision was unnecessary in light of its review of the Bank's loan portfolio, asset quality, trends in the Bank's delinquent and non-performing loans and the national and regional economies. In particular, non-performing loans decreased by $12.9 million, or 51.4%, from $25.1 million at December 31, 1994, or 6.82% of loans, to $12.2 million at December 31, 1995, or 3.13% of loans, primarily reflective of the general improvement in the overall credit quality of the Bank's loan portfolio during 1995. The decrease in non-performing loans was primarily attributable to the improvement in the regional economy and also to the favorable results of the Bank's increased efforts to resolve problem loans. At December 31, 1995, the allowance for possible loan losses totalled 191.82% of total non-performing loans, an increase from 100.28% at December 31, 1994. Net charge-offs for the year ended December 31, 1995 were $2.4 million representing an increase of $2.4 million from the year ended December 31, 1994. The $2.4 million increase was primarily due to two commercial real estate loans.

NON-INTEREST INCOME

     Total non-interest income was $7.0 million for 1995, a $3.7 million increase from the $3.3 million for 1994. Net gains on sales from secondary market activity increased to $1.8 million for 1995 compared to net losses of $289,000 for 1994. Loan servicing and fee income increased to $3.7 million for 1995 compared to $3.3 million for 1994. These increases are a result of the increased volume of loans originated and sold in late 1995 with servicing retained and the right to service $623.0 million in loans in the August 1995 acquisition of RMBI. One- to four-family originations increased $100.5 million for the year ended December 31, 1995 from $52.7 million for the prior year. At December 31, 1995 the Bank and RFI serviced $704.8 million of loans for others compared to $37.1 million at December 31, 1994. Additionally, the net gains on real estate owned operations increased from $156,000 for 1994 to $714,000 for 1995, primarily due to the sale of two commercial real estate properties which resulted in net gains of $927,000. Total net gains on securities increased $433,000 to $486,000 for 1995 from $53,000 for 1994. The increase was primarily attributable to the sale in late 1995 of $38.3 million of adjustable-rate mortgage-backed securities at a gain of $818,000. These securities were sold based on the anticipation of increased prepayment levels due to a decline in market interest rates in the latter half of 1995.

NON-INTEREST EXPENSE

     Total non-interest expense increased from $26.2 million for 1994 to $29.6 million for 1995. Compensation and employee benefits expense increased $2.4 million from $13.4 million for 1994 to $15.8 million for 1995, primarily due to the added personnel costs associated with the employees of RFI which amounted to $1.7 million during 1995. This was partially offset by a reduction in the rate paid to the FDIC for deposit insurance premiums, combined with a refund from the FDIC for premiums previously paid in the amount of $797,000, which lowered this expense by $1.2 million during 1995. Other non-interest expense increased $1.3 million from $5.8 million for the year ended December 31, 1994 to $7.1 million for the year ended December 31, 1995, primarily due to a $635,000 increase in expenses related to the operations of RFI and a provision for possible losses of $500,000 related to a litigation initiated by the Bank against another depository institution which provided check processing for the Bank to recover check clearing balances.

INCOME TAXES

     Tax expense totalled $8.5 million for the year ended December 31, 1995 compared to $10.0 million in 1994. The decrease was attributable to lower pre-tax income which fell from $29.4 million for the year ended December 31, 1994 to $27.2 million in 1995, and to an increase in the Bank's dividends received deduction on its equity securities portfolio of $864,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and mortgage related and debt and equity securities, and to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activities of the Bank are the origination of both residential one-to four-family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. During the years ended December 31, 1996, 1995 and 1994, the Bank's loan originations totalled $428.3 million, $226.3 million and $141.1 million, respectively. Purchases of mortgage-backed, mortgage related and debt and equity securities totalled $1.2 billion, $642.5 million and $225.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. These activities were funded primarily by deposit growth, principal repayments on loans, mortgage-backed and mortgage related securities and debt and equity securities. Loan sales provided additional liquidity to the Bank, totaling $222.0 million, $134.1 million and $15.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increased loan sale activity commencing in 1995 reflects the establishment of RFI during that year.

     The Bank experienced a net increase in total deposits of $626.6 million, $109.5 million and $78.0 million for the years ended December 31, 1996, 1995, and 1994, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

     The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements.

     Loan commitments totalled $226.9 million at December 31, 1996, comprised of $57.8 million in one- to four-family loan commitments, $50.4 million in commercial real estate loan commitments, $99.5 million in construction and development loan commitments, $15.7 million in multi-family loan commitments and $3.5 million in home equity loan commitments. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1996 totalled $774.1 million. Based upon this experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     At December 31, 1996, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $233.3 million, or 8.70% of adjusted average assets, which is above the required level of $80.5 million and risk-based capital of $249.2 million, or 19.75% of adjusted assets, which is above the required level of $100.9 million, or 8.00%.

     The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1996, cash and interest-bearing demand accounts totalled $624.6 million, or 17.3% of total assets. Additionally, the Bank has $501.7 million in short-term repurchase agreements outstanding at December 31, 1996. The Bank's liquidity position at December 31, 1996 was temporarily at a high due to the receipt of stock subscriptions held in escrow relating to the Conversion.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     Accounting for Stock-Based Compensation. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Bank to choose either a new fair value based method or the current Accounting Principles Board ("APB") Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB Opinion
25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, (e.g., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights). The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years that begin after December 15, 1995, however disclosure of the pro forma net earnings and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Bank does not currently expect SFAS No. 123 to have a significant effect on its financial statements.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     This Statement supersedes SFAS No. 76, "Extinguishment of Debt," SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," and SFAS No. 122, "Accounting for Mortgage Servicing Rights," and amends SFAS No. 115 and SFAS No. 65, "Accounting for Certain Mortgage Banking Activities."

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. It is to be applied prospectively; earlier or retroactive application is not permitted. SFAS No. 125, when adopted, is not expected to have a material effect on the Company's financial statements.

     In December, 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The FASB was made aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of SFAS No. 125 to those transactions as soon as January 1, 1997. As a result, the Statement defers for one year the effective date (a) of paragraph 15 of SFAS No. 125 and (b) for repurchase agreement, dollar-roll securities lending, and similar transactions, of paragraphs 9-12 and 237(b) of SFAS No.
125. The provisions of SFAS No. 125 will continue to be applied prospectively and earlier or retroactive application is not permitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                            THE ROSLYN SAVINGS BANK

                         Independent Auditors' Report

                          December 31, 1996 and 1995


                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
The Roslyn Savings Bank:

We have audited the accompanying consolidated statements of financial condition of The Roslyn Savings Bank and subsidiaries (the Bank) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Roslyn Savings Bank and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


Jericho, New York
January 22, 1997

                            THE ROSLYN SAVINGS BANK
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          DECEMBER 31, 1996 AND 1995
                                (IN THOUSANDS)


                                                          December 31,
                                             ---------------------------------
                                                  1996               1995
                                             --------------   ----------------
ASSETS
Cash and cash equivalants:
   Cash and cash items..................       $      2,284      $      1,479
   Due from banks.......................              9,786             9,792
   Money market investments.............          1,114,240            10,000
                                             --------------      -------------
                                                  1,126,310            21,271
Debt and equity securities, net:
   Held-to-maturity (estimated fair
    value of $2,067 and $2,151,
      respectively).....................              1,930             1,930
   Available-for-sale...................            486,896           379,331
Mortgage-backed and mortgage related
 securities, net:
   Held-to-maturity (estimated fair
    value of $276,046 and $348,799,
      respectively).....................            276,632           347,213
   Available-for-sale...................          1,159,411           413,485
                                             --------------      -------------
                                                  1,924,869         1,141,959
Loans held for sale, net................             14,134            17,151
Loans receivable held for investment,
 net:
   Real estate loans, net...............            510,969           386,769
   Consumer and student.................              1,241             1,846
                                             --------------      -------------
                                                    512,210           388,615
   Less allowance for possible loan losses          (23,320)          (23,350)
                                             --------------      -------------
                                                    488,890           365,265
Banking house and equipment, net........             17,235            12,423
Accrued interest receivable.............             18,665            11,563
Mortgage servicing rights, net..........              8,695             8,297
Excess of cost over fair value of net
 assets acquired........................              3,375             3,844
Real estate owned, net..................              1,698             6,047
Deferred tax asset, net.................              5,022             7,368
Other assets............................              9,060             3,082
                                             --------------      -------------
        Total assets....................       $  3,617,953      $  1,598,270
                                             ==============      =============

LIABILITIES AND RETAINED EARNINGS
Deposits:
   Savings accounts.....................       $    646,650      $    455,510
   Certificates of deposit..............          1,128,053           749,775
   Money market accounts................             75,157            64,426
   Demand deposit accounts..............            105,675            59,234
                                             --------------      -------------
        Total deposits..................          1,955,535         1,328,945
Borrowed funds..........................              1,829             1,647
Accrued dividends and interest on
 deposits...............................              6,636             1,001
Mortgagors' escrow and security deposits             17,725            16,056
Accrued taxes payable...................             12,185             8,267
Non-depository stock subscriptions......          1,356,911                 -
Accrued expenses and other liabilities..             17,783            15,941
                                             --------------      -------------
        Total liabilities...............          3,368,604         1,371,857
Retained earnings:
   Surplus fund.........................             22,484            22,484
   Undivided profits....................            212,670           192,036
   Net unrealized gain on securities
    available-for-sale, net of tax......             14,195            11,893
                                             --------------      -------------
        Total retained earnings.........            249,349           226,413
                                             --------------      -------------
        Total liabilities and retained
         earnings.......................       $  3,617,953      $  1,598,270
                                             ==============      =============

         See accompanying notes to consolidated financial statements.

                            THE ROSLYN SAVINGS BANK
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)


                                                                                       FOR THE YEARS
                                                                                      ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                         1996              1995              1994
                                                                      -----------     -------------     -------------
Interest income:
   Federal funds sold and short term deposits................         $    7,960      $       1,819     $      1,069
   Debt and equity securities................................             31,087             36,594           37,738
   Mortgage-backed and mortgage related securities...........             62,432             37,086           27,976
   Real estate loans.........................................             38,644             33,341           24,665
   Consumer and student loans................................                350                897            1,834
                                                                      -----------     -------------     -------------
        Total interest income................................            140,473            109,737           93,282
Interest expense:
   Deposits..................................................             72,965             57,744           40,353
   Borrowed funds............................................              5,794              1,554                -
                                                                      -----------     -------------     -------------
        Total interest expense...............................             78,759             59,298           40,353
                                                                      -----------     -------------     -------------
Net interest income before
 provision for possible loan losses..........................             61,714             50,439           52,929
Provision for possible loan losses...........................              2,000                600              600
                                                                      -----------     -------------     -------------
Net interest income after
 provision for possible loan losses..........................             59,714             49,839           52,329
Non-interest income:
   Loan servicing and fee income.............................              5,194              3,729            3,339
   Net gains (losses) on sales of loans......................              3,858              1,827             (289)
   Net (losses) gains on securities..........................               (804)               486               53
   Net (losses) gains on real estate operations..............               (589)               714              156
   Other non-interest income.................................                161                255               24
                                                                      -----------     -------------     -------------
        Total non-interest income............................              7,820              7,011            3,283
Non-interest expense:
   General and administrative
    expenses:
   Compensation and employee benefits........................             20,703             15,815           13,409
   Occupancy and equipment...................................              4,378              3,288            2,845
   Deposit insurance premiums................................                  2              1,430            2,630
   Advertising and promotion.................................              2,508              1,708            1,350
   Other non-interest expenses...............................              9,402              7,115            5,816
                                                                      -----------     -------------     -------------
        Total general and administrative expenses............             36,993             29,356           26,050
   Amortization of excess of
    cost over fair value of net assets acquired..............                469                266              122
                                                                      -----------     -------------     -------------
        Total non-interest expense...........................             37,462             29,622           26,172
                                                                      -----------     -------------     -------------
Income before income taxes...................................             30,072             27,228           29,440
Provision for income taxes...................................              9,438              8,510           10,018
                                                                      -----------     -------------     -------------
Net income...................................................         $   20,634      $      18,718     $     19,422
                                                                      ===========     =============     =============


         See accompanying notes to consolidated financial statements.

                            THE ROSLYN SAVINGS BANK
            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)


Balance at December 31, 1993.....................................    $ 176,380
Net income for the year ended December 31, 1994..................       19,422
Effect of change in accounting for securities available-for-
  sale at January 1, 1994 - net unrealized gain, net of tax........      2,625
Change in net unrealized loss in available-for-sale securities,
  net of tax for the year ended December 31, 1994................       (5,361)
                                                                  -------------
Balance at December 31, 1994.....................................      193,066
Net income for the year ended December 31, 1995..................       18,718
Net unrealized gain on securities transferred from held to
  maturity to available-for-sale, net of tax....................         5,484
Change in net unrealized gain in available-for-sale securities,
   net of tax for the year ended December 31, 1995...............        9,145
                                                                  -------------
Balance at December 31, 1995.....................................      226,413
Net income for the year ended December 31, 1996..................       20,634
Change in net unrealized gain in available-for-sale securities,
  net of tax for the year ended December 31, 1996................        2,302
                                                                  -------------
Balance at December 31, 1996.....................................    $ 249,349
                                                                  =============


         See accompanying notes to consolidated financial statements.

                            THE ROSLYN SAVINGS BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                                                          1996          1995        1994
                                                                        -------       -------     --------
Cash flows from operating activities:
  Net income.....................................................         $20,634      $18,718     $19,422
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses...........................           2,000          600         600
    Provision for possible losses on real estate owned...........             350            -           -
    Originated mortgage servicing rights, net of amortization....            (398)        (246)          -
    Amortization of excess of cost over fair value of
    net assets acquired..........................................             469          266         122
    Depreciation and amortization................................           1,904        1,327       1,066
    Accretion of discounts, net of amortization of premiums......          (1,242)         962       2,076
    Amortization of premium on callable preferred stock..........             705        1,297       1,234
    Proceeds from sales of loans held for sale,
    net of originations and purchases............................           6,122        6,307           -
    (Gains) losses on sales of loans.............................          (3,858)      (1,827)        289
    Net losses (gains) on securities.............................             804         (486)        (53)
    Net gains on sales of real estate owned......................            (121)      (1,113)       (822)
    Deferred income taxes........................................             627          578        (732)
    Changes in assets and liabilities (net of effects from
     the purchase of assets and liabilities of RMBI):
      (Increase) decrease in accrued interest receivable.........          (7,102)       2,452      (1,109)
      (Increase) decrease in other assets........................          (5,978)        (167)       (339)
      Increase in accrued dividends and interest on deposits.....           5,635          512         176
      Increase (decrease) in accrued taxes payable...............           3,918         (796)     (1,302)
      Increase in accrued expenses and other liabilities.........           1,842        6,165       1,272
      Net increase in unearned income............................             227          187       1,734
      Other, net.................................................               -         (241)         22
                                                                     ------------   -----------  ---------
       Net cash provided by operating activities.................          26,538        34,495     23,656
                                                                     ------------   -----------  ---------

                            THE ROSLYN SAVINGS BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                            1996         1995        1994
                                                                         ----------   ----------  ---------
Cash flows from investing activities:
  Purchase of assets and liabilities of RMBI.....................               $-     ($12,220)         $-
  Proceeds from sales and redemptions of debt and equity
    securities held-to-maturity..................................                -      278,779      90,604
  Proceeds from sales and repayments of mortgage-backed
    and mortgage related securities held-to-maturity.............           71,368       91,987     100,381
  Purchases of mortgage-backed and mortgage related
    securities held-to-maturity..................................                -     (240,702)   (109,433)
  Purchases of debt and equity securities held-to-maturity.......                -     (176,308)    (24,807)
  Proceeds from sales and repayments of debt, equity,
    mortgage-backed and mortgage related securities
    available-for-sale...........................................          355,873      171,617       5,164
  Purchases of debt, equity, mortgage-backed and
    mortgage related securities available-for-sale...............       (1,206,397)    (225,523)    (91,470)
  Loan originations  and purchases, net of principal  repayments.         (126,096)     (80,698)    (92,665)
  Proceeds from sales of loans...................................                -       28,008      15,408
  Purchases of banking house and equipment, net..................           (6,716)      (1,708)     (3,460)
  Proceeds from sales of real estate owned.......................            5,139        5,580       5,371
                                                                      -------------   ----------  ----------
    Net cash used in investing activities........................         (906,829)    (161,188)   (104,907)
                                                                      -------------   ----------  ----------

Cash flows from financing activities:
  Increase (decrease) in  demand deposit, money market,
    and savings accounts.........................................          248,312     (122,874)    (50,992)
  Increase in certificates of deposit............................          378,278      232,338     128,945
  Increase in borrowed funds.....................................              182        1,647           -
  Increase (decrease) in mortgagors' escrow and security deposits            1,647        9,594        (838)
  Net non-depository funds received for subscription of Roslyn
   Bancorp, Inc. common stock....................................        1,356,911            -           -
                                                                      -------------   ----------  ----------
    Net cash provided by financing activities....................        1,985,330      120,705      77,115
                                                                      -------------   ----------  ----------
Net increase (decrease) in cash and cash equivalents.............        1,105,039       (5,988)     (4,136)

Cash and cash equivalents at beginning of year...................           21,271       27,259      31,395
                                                                      -------------   ----------  ----------
Cash and cash equivalents at end of year.........................       $1,126,310      $21,271     $27,259
                                                                      =============   ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowed funds........................        $73,124      $58,786     $40,177
                                                                      =============   ==========  ==========
     Income taxes..................................................         $4,848       $8,888     $11,428
                                                                      =============   ==========  ==========

  Non-cash investing activities:
    Additions to real estate owned, net............................         $  997       $6,964      $5,119
                                                                      =============   ==========  ==========

  Transfer of securities from held-to-maturity
   to available-for-sale...........................................             $-     $648,705     $66,483
                                                                      =============   ==========  ==========

Fair value of assets acquired from RMBI:
  Loans held for sale..............................................                     $22,571
  Mortgage servicing rights........................................                       8,051
  Excess of cost over fair value of net assets acquired............                       3,469
  Other assets.....................................................                         628
                                                                                      ----------
                                                                                         34,719
                                                                                      ----------

Liabilities assumed from RMBI:
  Borrowed funds...................................................                      22,061
  Other............................................................                         438
                                                                                      ----------
                                                                                         22,499
                                                                                      ----------
 Cash paid in acquisition..........................................                     $12,220
                                                                                      ==========

         See accompanying notes to consolidated financial statements.

                            THE ROSLYN SAVINGS BANK

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1995 and 1994



(1)  Summary of Significant Accounting Policies and Related Matters
     --------------------------------------------------------------

     The following is a summary of significant accounting policies:

     The Roslyn Savings Bank and its wholly-owned subsidiaries (the Bank) primary business activities include attracting deposits from the general public and originating residential property loans
          (one-to four-family home mortgage, cooperative apartment and multi-family property loans). The Bank also makes commercial real estate loans and consumer loans. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is a New York State chartered mutual savings bank, as of December 31, 1996, and is subject to comprehensive regulation, examination and supervision by the New York State Banking Department and the FDIC.

     On January 10, 1997, the Bank completed its conversion (the conversion) from a New York State chartered mutual savings bank to a New York State chartered stock savings bank in conjunction with the offering of common stock in Roslyn Bancorp, Inc. (the Company), which is more fully discussed in note 18.

     (a)  Principles of Consolidation and Basis of Financial Statement
          ------------------------------------------------------------
          Presentation
          ------------

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Bank and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     On August 1, 1995, The Roslyn Savings Bank acquired, through a wholly-owned subsidiary now known as Residential First, Inc. (RFI), certain assets and liabilities, including the loan origination business and the $623 million loan servicing portfolio (the acquisition), of Residential Mortgage Banking, Inc. (RMBI), a mortgage banking firm which operated in New York and New Jersey. RFI has entered into a sub-servicing agreement with another mortgage banking firm to provide for the servicing of loans.

     The acquisition was funded by The Roslyn Savings Bank, and was accounted for under the purchase method of accounting; accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of August 1, 1995, including $8.1 million relating to the value of the loan servicing portfolio acquired. The consideration paid exceeded the estimated fair value of the net assets acquired by $3.5 million. This amount was recorded as goodwill and is being amortized over 10 years.

     A substantial portion of the Bank's loans are secured by real estate in the New York Metropolitan area. Accordingly, the ultimate collectibility of such loan portfolio is susceptible to changes in market conditions in the New York Metropolitan area.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and results of operations for the periods then ended. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for possible loan losses.

     Management believes that the allowance for possible loan losses is adequate. In connection with the determination of the allowance for possible loan losses, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on unanticipated changes in economic conditions, particularly in the New York Metropolitan area. In addition, the New York State Banking Department and the FDIC, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994



     (b)  Cash and Cash Equivalents
          -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and money market investments, which are generally sold for one to three day periods. Money market investments consist of federal funds sold and, at December 31, 1996, $501.7 million of repurchase agreements.

     (c)  Debt, Equity, Mortgage-Backed and Mortgage Related Securities
          -------------------------------------------------------------

     In accordance with Statement of Financial Accounting Standards No. (SFAS)
          115, "Accounting for Certain Investments in Debt and Equity Securities", which the Bank adopted effective January 1, 1994, the Bank is required to report debt, readily-marketable equity, mortgage-backed and mortgage related securities in one of the following categories: (i) "held-to-maturity" (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost adjusted, in the case of debt securities, for the amortization of premiums and accretion of discounts; (ii) "trading" (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available-for-sale" (all other debt, equity, mortgage-backed and mortgage related securities) which are to be reported at fair value, with unrealized gains and losses reported net of tax as a separate component of retained earnings. The Bank determines the appropriate classification of each security, as either "trading", "held-to-maturity" or "available-for-sale", at the time of purchase.

     In November 1995, the Financial Accounting Standards Board (FASB) issued an implementation guide for SFAS 115. The implementation allowed an opportunity from mid-November 1995 to December 31, 1995 for banks to reclassify securities in the "held-to-maturity" portfolio to the "available-for-sale" portfolio without tainting the remainder of the portfolio. In connection with this opportunity, the Bank reclassified $415.3 million of debt securities and $233.4 million of mortgage-backed and mortgage related securities previously classified as "held-to-maturity" to securities "available-for-sale".

     Premiums and discounts on debt, mortgage-backed and mortgage related securities are amortized to expense and accreted to income over the estimated life of the respective security using the interest method. Premiums paid on certain callable preferred stock are amortized against income over the period to the call date. Gains and losses on the sales of securities are recognized on realization.

     (d)  Loans Held for Sale  and Loans Receivable
          -----------------------------------------

     Loans receivable are stated at unpaid principal balances, including negative escrow, less unearned discounts, deferred mortgage interest and net deferred loan origination fees.

     Purchased loans are recorded at cost. Related premiums or discounts on mortgage and other loans purchased are amortized to expense or accreted to income using the interest method over the estimated life of the loans.

     Loans held for sale are carried at the aggregate lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis.

     The Bank places loans, including impaired loans, on non-accrual status when they become past due 90 days. All interest previously accrued and not collected is reversed against interest income, and income is subsequently recognized only to the extent cash is received until, in management's judgment, a return to accrual status is warranted. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance, generally six months, has been demonstrated.

     On January 1, 1995, the Bank adopted SFAS 114, "Accounting by Creditors for
          Impairment of a Loan", and the amendment thereof, SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment of an impaired loan exceeds the measurement value is recognized by creating a valuation allowance within the allowance for possible loan losses. SFAS 114 generally does not apply to those

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


          smaller-balance homogeneous loans that are collectively evaluated for impairment, which for the Bank, include one-to four-family first mortgage loans, student loans and consumer loans, other than those modified in a troubled debt restructuring (TDR). The implementation of SFAS 114 and SFAS 118 did not materially affect the Bank's consolidated financial statements.

     In accordance with SFAS 114, the Bank considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans individually reviewed for impairment by the Bank within the scope of SFAS 114 are limited to loans modified in a TDR and commercial and multi-family first mortgage loans. The measurement value of the Bank's impaired loans is based on the fair value of the underlying collateral. The Bank identifies and measures impaired loans in conjunction with its review of the adequacy of its allowance for possible loan losses. Specific factors utilized in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage.

     Cash receipts on non-accrual loans, including impaired loans, are generally applied to principal and interest in accordance with the contractual terms of the loan. If full payment of principal is not expected, the Bank will either defer the recognition of interest until the loan performs according to its original terms or apply all of the principal and interest payments received as a reduction of the carrying value of the loan.

     The Bank adopted SFAS 122, "Accounting for Mortgage Servicing Rights", effective January 1, 1995. The statement amends SFAS 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however acquired. For mortgage servicing rights that are created through the origination of mortgage loans, and where the loans are subsequently sold or securitized with servicing rights retained, the statement requires that the total cost of the mortgage loans should be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights and recognized through a valuation allowance. The impact of adoption was not material to the Bank's consolidated financial statements.

     Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. Mortgage servicing rights (MSRs) are amortized as a reduction to loan service fee income using the interest method over the estimated remaining life of the underlying mortgage loans. MSR assets are carried at fair value and impairment, if any, is recognized through a valuation allowance.

     (e)  Allowance for Possible Loan Losses
          ----------------------------------

     The allowance for possible loan losses is based on a periodic analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors such as the Bank's loan growth, prior loss experience, present and potential risks of the loan portfolio and current economic conditions. Provisions for possible losses on loans are charged to operations. Loans, including impaired loans, are charged off against the allowance for possible loan losses when the collectibility of loan principal is unlikely. Recoveries of loans previously charged off are credited to the allowance.

     (f)  Commitment and Loan Origination Fees
          ------------------------------------

     The Bank defers certain loan origination and commitment fees net of certain origination costs and amortizes them as an adjustment of the loan's yield over the term of the related loan using the interest method.

     (g)  Banking House and Equipment
          ---------------------------

     Land is carried at cost and banking houses are carried at cost, less allowance for depreciation computed on the straight-line method over a twenty-five to fifty year period. Leasehold improvements are stated at cost, less accumulated amortization. Amortization is computed on the straight-line method over the terms of the respective lease or the life of the improvement,

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


          whichever is shorter. Furniture, fixtures and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method on the estimated service lives over a three to ten year period.

     (h)  Real Estate Owned
          -----------------

     Real estate acquired through foreclosure or deed-in-lieu of foreclosure, are reported at the lower of cost or fair value at the acquisition date, and subsequently at the lower of its new cost or fair value less estimated selling costs. Cost represents the unpaid loan balance at the acquisition date plus expenses, when appropriate, incurred to bring the property to a salable condition. The Bank maintains an allowance for subsequent declines in a property's carrying value. Certain costs relating to holding the properties, and gains or losses resulting from the disposition of properties are recognized in the current period's operations.

     (i)  Surplus Fund
          ------------

     As required under State of New York Banking Law, if the retained earnings of the Bank is less than ten percent of deposits at the close of any accounting period, ten percent of net income during the year, as defined, is credited to surplus. During the years ended December 31, 1996, 1995 and 1994, no amount was required to be credited to surplus.

     (j)  Income Taxes
          ------------

     Under the asset and liability method of SFAS 109, "Accounting for Income
          Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Summary of Retirement Benefits Accounting
          -----------------------------------------

     The Bank's retirement plan is noncontributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Bank's policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. Actuarial gains and losses that arise from changes in assumptions concerning future events, used in estimating pension costs, are amortized over a period that reflects the long-range nature of pension expense. The Bank accounts for post-retirement benefits pursuant to SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions", whereby the cost of providing those benefits to an employee, and the employee's beneficiaries and covered dependents, are accrued during the years that the employee renders the necessary service.

     (l)  Employers' Accounting for Postemployment Benefits
          -------------------------------------------------

     The Bank adopted SFAS 112, "Employers' Accounting for Postemployment
          Benefits", on January 1, 1994. SFAS 112 focuses principally on postemployment benefits for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries and covered dependents. This statement requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS 43, "Accounting for Compensated Absences", if the obligation is attributable to employees' service already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. If those four conditions are not met, the employer should account for postemployment benefits when it is probable that a liability has been incurred and the amount can be reasonably estimated in accordance with SFAS 5, "Accounting for Contingencies". If an obligation for postemployment benefits is not accrued in accordance with SFAS 5 or SFAS 43, only because the amount cannot be reasonably estimated, the financial statements shall disclose that fact. The impact of the Bank's adoption of SFAS 112 was minimal because the majority of the Bank's benefits do not vest or accumulate or are not attributable to past service.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


     (m)  Recently Adopted Accounting Pronouncements
          ------------------------------------------

     In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of
          Long-Lived Assets to be Disposed Of". SFAS 121 is effective for fiscal years beginning after December 15, 1995 and establishes accounting standards for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss should be recognized. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value, less cost to sell. The Bank adopted SFAS 121 on January 1, 1996. Adoption of this statement did not have a material effect on the Bank's consolidated financial statements.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based
          Compensation". The statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based upon the entity's common stock price, except for employee stock ownership plans. The statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. SFAS 123 established a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". SFAS 123 does not require an entity to adopt the fair value based method for financial statement preparation purposes. An entity may choose to continue using the APB 25 method or adopt the SFAS 123 method. The FASB considers the fair value method of SFAS 123 to be the preferable method as compared to the APB 25 method. Additionally, once the SFAS 123 method is adopted, the entity cannot revert to the APB 25 method, and must apply it to all of its compensation plans and transactions. For entities not adopting the SFAS 123 method, the entity must display in the footnotes to the financial statements the proforma net income and earnings per share information as if the SFAS 123 method had been adopted. The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years beginning after December 31, 1995. The Bank did not have any stock-based compensation arrangements with its employees as of December 31, 1996.

     In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and
          Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 76, "Extinguishment of Debt", and SFAS 77, "Reporting by Transferors for Transfers of Receivables with Recourse", and SFAS 122, and amends SFAS 115 and SFAS 65. Adoption of this statement is not expected to have a material effect on the Bank's consolidated financial statements.

     In December 1996, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The FASB was made aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of SFAS 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of SFAS 125 to those transactions as soon as January 1, 1997. As a result, SFAS 127 defers for one year the effective date, (a) of paragraph 15 of SFAS 125; and, (b) for repurchase agreement, dollar-roll, securities lending and similar transactions, of paragraphs 9-12 and 237(b) of SFAS 125. The remaining provisions of SFAS 125 will continue to be applied prospectively, and early or retroactive application is not permitted.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


(2)  Debt and Equity Securities
     -------------------------

     Investments in debt and equity securities at December 31, 1996 are summarized as follows:

                                                                           Gross           Gross
                                                            Amortized    unrealized     unrealized       Estimated
                                                               cost        gain            loss         fair value
                                                               ----        ----            ----         ----------
                                                                              (In thousands)
     Held-to-maturity:
         Debt securities:
           State, county and municipal                     $   1,930        137               -            2,067
                                                             =======     ======         =======          =======

     Available-for-sale:
         Debt securities:
           United States Government - direct
             and guaranteed                                $ 175,440      3,819               -          179,259
           United States Government agencies                 124,709        161            (493)         124,377
           Other                                              14,207        198              (7)          14,398
                                                             -------     ------         -------          -------

             Total debt securities available-for-sale        314,356      4,178            (500)         318,034
                                                             -------     ------         -------          -------

         Equity securities:
           Common                                             12,110      7,014              (8)          19,116
           Preferred                                         143,174      6,086             (12)         149,248
           Other                                                 488         10               -              498
                                                             -------     ------         -------          -------

             Total equity securities available-for-sale      155,772      13,110            (20)         168,862
                                                             -------     -------        -------          -------

         Total securities available-for-sale               $ 470,128      17,288           (520)         486,896
                                                             =======     =======        =======          =======

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


Investments in debt and equity securities at December 31, 1995 are summarized as follows:

                                                                        Gross       Gross
                                                          Amortized  unrealized   unrealized    Estimated
                                                             cost       gain        loss        fair value
                                                             ----       ----        ----        ----------
                                                                            (In thousands)
Held-to-maturity:
    Debt securities:
      State, county and municipal                         $   1,930       221           -         2,151
                                                            =======   =======     =======       =======

Available-for-sale:
    Debt securities:
      United States Government - direct
        and guaranteed                                    $ 195,701     8,925           -       204,626
      United States Government agencies                      34,764         6         (26)       34,744
      Public utility                                          2,742        57           -         2,799
      Other                                                  17,838       557         (11)       18,384
                                                           -------    -------     -------       -------

        Total debt securities available-for-sale            251,045     9,545         (37)      260,553
                                                           --------   -------     -------       -------

    Equity securities:
      Common                                                    257     4,753           -         5,010
      Preferred                                             111,896     3,096      (1,226)      113,766
      Other                                                       2         -           -             2
                                                           --------   -------     -------       -------

        Total equity securities available-for-sale          112,155     7,849      (1,226)      118,778
                                                           --------   -------     -------       -------

Total securities available-for-sale                       $ 363,200    17,394       (1,263)     379,331
                                                           ========   =======     =======       =======

     None of the Bank's debt or equity securities were pledged as collateral at December 31, 1996 or 1995.

     Sales of investments in debt and equity securities are summarized as follows:

                                                                  Years ended December 31,
                                                         --------------------------------------
                                                             1996         1995         1994
                                                             ----         ----         ----
                                                                      (In thousands)
               Proceeds from sales:
                         Equity securities               $  35,758          11,077      5,164
                         Debt securities                         -         172,099     46,062

               Gross gains:
                         Equity securities                      92             189          6
                         Debt securities                         -             159        102

               Gross losses:
                         Equity securities                      23              74         42
                         Debt securities                         -             231         13

     During the years ended December 31, 1996, 1995 and 1994, sales of investments in debt securities were from both the "held-to-maturity" and "available-for-sale" portfolios and the sales of investments in equity securities were from the "available-for-sale" portfolio. Investments in debt securities referred to as being "sold" from the "held-to-maturity" portfolio were either called or sold within 90 days of the maturity date.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


     Other securities losses of $461,000, were recorded during the year ended
          December 31, 1995, principally related to the Bank's investment in Nationar, a failed bank service institution. Additionally, charged against interest income on debt and equity securities are the amortized premiums relating to the Bank's investments in certain callable preferred stocks in the amounts of $705,000, $1.2 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     The maturities of the investments in debt securities at December 31, 1996 are as follows:

                                                           Available-for-sale
                                                           ------------------
                                                        Amortized      Estimated
                            Maturity                      cost         fair value
                            --------                      ----         ----------
                                                             (In thousands)
               Within 1 year                          $   57,886             58,317
               After 1 year through 5 years              245,214            248,605
               After 5 years through 10 years             11,256             11,112
               Over 10 years                                 ---                ---
                                                         -------         ----------

                                                      $  314,356            318,034
                                                         =======         ==========

                                                           Held-to-maturity
                                                           ----------------
                                                        Amortized      Estimated
                            Maturity                      cost         fair value
                            --------                      ----         ----------
                                                              (In thousand)
               Within 1 year                          $       ---               ---
               After 1 year through 5 years                 1,930             2,067
               After 5 years through 10 years                 ---               ---
               Over 10 years                                  ---               ---
                                                          -------        ----------
                                                      $     1,930             2,067
                                                          =======        ==========

     The maturities of the investments in debt securities at December 31, 1995 are as follows:

                                                           Available-for-sale
                                                           ------------------
                                                        Amortized      Estimated
                            Maturity                      cost         fair value
                            --------                      ----         ----------
                                                             (In thousands)
               Within 1 year                          $    24,539            24,797
               After 1 year through 5 years               179,007           184,405
               After 5 years through 10 years              47,499            51,351
               Over 10 years                                  ---               ---
                                                          -------        ----------

                                                      $   251,045           260,553
                                                          =======        ==========

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994

                                                              Held-to-maturity
                                                              ----------------
                                                           Amortized      Estimated
                            Maturity                         cost         fair value
                            --------                         ----         ----------
                                                                (In Thousands)
               Within 1 year                               $      ---            ---
               After 1 year through 5 years                     1,630          1,802
               After 5 years through 10 years                     300            349
               Over 10 years                                      ---            ---
                                                            ---------     ----------
                                                           $    1,930          2,151
                                                            =========     ==========

     Included in available-for-sale securities at December 31, 1996 and 1995 are callable step up notes which were issued by U.S. Government agencies. The amortized cost, which approximates fair value, of these notes aggregated $63.4 million at December 31, 1996 and $14.9 million at December 31, 1995. These notes represent general U.S. Government agency obligations that provide for annual fixed rate step ups of interest and are callable at par after one year and in six month intervals thereafter. The weighted average rate of the notes was 6.55% and 5.54% at December 31, 1996 and 1995, respectively.

(3)  Mortgage-Backed and Mortgage Related Securities
     -----------------------------------------------

     Included in the Bank's available-for-sale and held-to-maturity securities portfolios are mortgage-backed and mortgage related securities which, except for collateralized mortgage obligations (CMOs), represent participating interests in pools of first mortgage loans.

     Mortgage-backed and mortgage related securities at December 31, 1996 are summarized as follows:

                                                            Gross        Gross        Estimated
                                             Amortized    unrealized   unrealized        fair
                                               cost          gain        loss           value
                                               ----          ----        ----           -----
                                                            (In thousands)
Held-to-maturity:
     Whole loan private collateralized
       mortgage obligations, net             $   276,632        ---         (586)         276,046
                                               =========     ======       ======        =========

Available-for-sale:
     GNMA pass through securities, net       $    18,737      1,767          ---           20,504
     FNMA pass through securities, net             6,443        ---         (180)           6,263
     FHLMC pass through securities, net          220,800        536       (1,072)         220,264
     GNMA adjustable rate mortgage
       pass through securities, net              268,801      3,631          ---          272,432
     Whole loan private collateralized
       mortgage obligations, net                 276,500      2,136         (603)         278,033
     Agency collateralized mortgage
       obligations, net                          360,115      2,678         (878)         361,915
                                               ---------     ------       ------        ---------

       Mortgage-backed and mortgage
         related securities available-for-
         sale, net                           $ 1,151,396     10,748       (2,733)       1,159,411
                                               =========     ======       ======        =========

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


     Mortgage-backed and mortgage related securities at December 31, 1995 are summarized as follows:

                                                                      GROSS            GROSS          ESTIMATED
                                                      AMORTIZED     UNREALIZED       UNREALIZED          FAIR
                                                        COST           GAIN             LOSS            VALUE
                                                        ----           ----             ----            -----
                                                                          (IN THOUSANDS)
       Held-to-maturity:
            Whole loan private collateralized
              mortgage obligations, net              $  347,213         3,513          (1,927)          348,799
                                                       ========       =======         =======          ========

       Available-for-sale:
            GNMA pass through securities, net        $   23,090         2,393               -            25,483
            FNMA pass through securities, net            27,689             -            (390)           27,299
            FHLMC pass through
              securities, net                           116,100           766            (599)          116,267
            GNMA adjustable rate mortgage
              pass through securities, net               86,876         1,257               -            88,133
            Agency collateralized mortgage
              obligations, net                          155,100         1,796            (593)          156,303
                                                       --------       -------         -------           -------

              Mortgage-backed and mortgage
                related securities available-for-
                sale, net                            $  408,855         6,212          (1,582)          413,485
                                                       ========       =======         =======          ========

     Sales of investments in mortgage-backed and mortgage related securities are summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 ----------------------
                                                               1996       1995        1994
                                                               ----       ----        ----
                                                                      (IN THOUSANDS)
               Proceeds from sales                          $   89,400   48,463          -
               Gross gains                                          50      904          -
               Gross losses                                        923        -          -

     During the year ended December 31, 1996 and 1995, sales of mortgage-backed and mortgage related securities were from the "available-for-sale" portfolio. There were no sales of mortgage-backed and mortgage related securities during the year ended December 31, 1994.

     The contractual maturities of the investments in mortgage-backed and mortgage related securities, net at December 31, 1996 are as follows:

                                                  AVAILABLE-FOR-SALE
                                                  ------------------
                                                 AMORTIZED  ESTIMATED
               MATURITY                             COST    FAIR VALUE
               --------                             ----    ----------
                                                      (IN THOUSANDS)
       Within 1 year                           $    30,010      29,989
       After 1 year through 5 years                  1,065       1,104
       After 5 years through 10 years               25,645      25,984
       Over 10 years                             1,094,676   1,102,334
                                                 ---------  ----------

                                               $ 1,151,396   1,159,411
                                                 =========  ==========

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


                                                   HELD-TO-MATURITY
                                                  ------------------
                                                 AMORTIZED  ESTIMATED
               MATURITY                             COST    FAIR VALUE
               --------                             ----    ----------
                                                      (IN THOUSANDS)
       Within 1 year                            $        -           -
       After 1 year through 5 years                  8,964       8,864
       After 5 years through 10 years                8,996       8,937
       Over 10 years                               258,672     258,245
                                                  --------  ----------

                                                $  276,632     276,046
                                                  ========  ==========

     The contractual maturities of the investments in mortgage-backed and mortgage related securities, net at December 31, 1995 are as follows:

                                                  AVAILABLE-FOR-SALE
                                                  ------------------
                                                 AMORTIZED  ESTIMATED
               MATURITY                            COST     FAIR VALUE
               --------                            ----     ----------
                                                      (IN THOUSANDS)
       Within 1 year                            $        -           -
       After 1 year through 5 years                 74,338      73,459
       After 5 years through 10 years               38,589      39,429
       Over 10 years                               295,928     300,597
                                                  --------    --------

                                                $  408,855     413,485
                                                  ========    ========

                                                   HELD-TO-MATURITY
                                                  ------------------
                                                 AMORTIZED  ESTIMATED
               MATURITY                             COST    FAIR VALUE
               --------                             ----    ----------
                                                      (IN THOUSANDS)
       Within 1 year                            $        -           -
       After 1 year through 5 years                 59,702      59,092
       After 5 years through 10 years               46,785      46,797
       Over 10 years                               240,726     242,910
                                                  --------   ---------

                                                $  347,213     348,799
                                                  ========   =========

     Expected maturities differ from contractual obligations since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Generally, the aging of mortgage-backed and mortgage related securities is based on their weighted average maturities.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


(4)  Loans Held for Sale, Net and Loans Receivable Held for Investment, Net
     ----------------------------------------------------------------------

     Loans held for sale, net are summarized as follows at December 31, :

                                              1996     1995
                                              ----     ----
                                              (IN THOUSANDS)
       One-to four-family loans, net         $12,558  15,278
       Student loans                           1,576   1,873
                                              ------  ------

            Total loans held for sale, net   $14,134  17,151
                                              ======  ======

     The Bank, through RFI, originates most fixed rate loans for immediate sale to the Federal National Mortgage Association (FNMA) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.

     In addition, student loans are sold to the Student Loan Mortgage
       Association generally during the grace period of the loan, before principal repayment begins. During the years ended December 31, 1996, 1995 and 1994, the Bank sold approximately $3.7 million, $21.5 million and $49,000, respectively, of student loans, recording aggregate net gains of $38,000, $496,000 and $0, respectively.

     Loans receivable held for investment, net are summarized as follows:

                                                           DECEMBER 31,
                                                       --------------------
                                                          1996      1995
                                                          ----      ----
                                                          (IN THOUSANDS)
       Real estate loans, net:
        One-to four-family                             $  250,815   182,079
        Multi-family                                       46,576    36,353
        Home equity and second mortgage                     9,506     3,672
        Commercial real estate                            168,797   124,976
        Construction and development                       37,459    41,611
                                                          -------   -------

         Total real estate loans                          513,153   388,691
                                                          -------   -------
       Less:
        Deferred income                                    (1,267)   (1,256)
        Net deferred loan origination fees                   (917)     (666)
                                                          -------   -------

         Total real estate loans, net                     510,969   386,769
                                                          -------   -------

       Other loans:
        Consumer                                            1,241     1,760
        Student                                                 -        86
                                                          -------   -------

         Total other loans                                  1,241     1,846
                                                          -------   -------

        Less allowance for possible loan losses           (23,320)  (23,350)
                                                          -------   -------

         Loans receivable held for
          investment, net                              $  488,890   365,265
                                                          =======   =======

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


     The principal balance of non-accrual loans and loans where the terms have been restructured due to a deterioration in the ability of the borrower to service the outstanding debt approximated $8.7 million, $11.8 million and $24.4 million at December 31, 1996, 1995 and 1994, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $892,000, $1.5 million and $1.9 million during the years ended December 31, 1996, 1995 and 1994, respectively.

     Loans in arrears three months or more were as follows:

                                       AMOUNT     % OF LOANS
                                       ------     ----------
                                     (IN THOUSANDS)
       December 31, 1996            $    6,467      1.26%
                                        ======      ====

       December 31, 1995            $    8,766      2.26%
                                        ======      ====

       December 31, 1994            $   19,856      5.41%
                                        ======      ====

     The Bank has entered into various agreements to service loans for others.
       At December 31, 1996 and 1995, 6,803 loans and 6,039 loans, respectively, with a total balance of $795.0 million and $704.8 million, respectively, were being serviced for others. The Bank has not retained a participation in these loans.

     The right to service loans for others is generally obtained by either the sale of loans with servicing retained, the open market purchase of mortgage servicing rights or the creation of mortgage servicing rights pursuant to SFAS 122 (collectively referred to as mortgage servicing rights).

     During the years ended December 31, 1996, 1995 and 1994, the Bank sold without recourse approximately $152.0 million, $70.4 million and $15.9 million, respectively, of whole loans with servicing retained. Servicing fee income of $2.2 million, $888,000 and $115,000 is included in loan servicing and fee income, net in the accompanying consolidated statements of income for the years ended December 31, 1996, 1995 and 1994, respectively.

     In connection with the 1995 acquisition of certain assets and liabilities of RMBI, the Bank recorded MSRs with a fair value of $8.1 million. No servicing rights were purchased prior thereto. In addition, effective January 1, 1995, the Bank adopted SFAS 122. SFAS 122 provides for the capitalization of MSRs when mortgage loans are originated and subsequently sold or securitized where the right to service the loans is retained. Accordingly, pursuant to the adoption of SFAS 122, the Bank recorded MSRs in the amount of $1.8 million and $690,000, respectively, during the years ended December 31, 1996 and 1995.

     Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. Mortgage servicing rights are amortized as a reduction to loan servicing and fee income on the interest method over the estimated remaining life of the underlying mortgage loans. MSR assets are carried at fair value and impairment, if any, is recognized through a valuation allowance. For the years ended December 31, 1996 and 1995, no impairment existed in the MSRs and, as a result, there was no valuation allowance required. See note 15 for risk characteristics and assumptions used to estimate fair value.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


     MSR activity is summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                     1996         1995
                                                     ----         ----
                                                      (IN THOUSANDS)
       Balance at beginning of year               $   8,297           -
          Acquired in the acquisition                     -       8,051
          Originated mortgage servicing rights        1,821         690
          Less:
            Amortization                             (1,423)       (444)
                                                     ------       -----

       Balance at end of year                     $   8,695       8,297
                                                     ======       =====

(5)  Allowance for Possible Loan Losses
     ----------------------------------

     Impaired loans and related allowances for possible loan losses have been identified and calculated in accordance with the provisions of SFAS 114. The total allowance for possible loan losses has been determined in accordance with the provisions of SFAS 5, "Accounting for Contingencies". As such, the Bank has provided amounts for anticipated losses that exceed the immediately identified losses associated with loans that have been deemed impaired. Provisions have been made and established accordingly, based upon experience and expectations, for losses associated with the general population of loans, specific industry and loan types, including residential and consumer loans which are not subject to the provisions of SFAS 114.

     The following table summarizes information regarding the Bank's impaired loans as of:

                                        DECEMBER 31, 1996
                                ---------------------------------
                                                RELATED
                                               ALLOWANCE
                                RECORDED      FOR POSSIBLE      NET
                                INVESTMENT    LOAN LOSSES   INVESTMENT
                                ----------    -----------   ----------
                                             (IN THOUSANDS)
Nonresidential loans:
 Without a related allowance     $  4,407            -         4,407
                                    -----         ----         -----

Total impaired loans             $  4,407            -         4,407
                                    =====         ====         =====


                                        DECEMBER 31, 1995
                                ---------------------------------
                                                RELATED
                                               ALLOWANCE
                                RECORDED      FOR POSSIBLE      NET
                                INVESTMENT    LOAN LOSSES   INVESTMENT
                                ----------    -----------   ----------
                                             (IN THOUSANDS)
Nonresidential loans:
 With a related allowance        $  2,320         (828)        1,492
 Without a related allowance        2,332            -         2,332
                                    -----         ----         -----

Total impaired loans             $  4,652         (828)        3,824
                                    =====         ====         =====

     The Bank's average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was $5.0 million and $5.1 million, respectively. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $206,000 and $378,000, for the years ended December 31, 1996 and 1995, respectively.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


     The following is a summary of the activity in the allowance for possible loan losses account:

                                            YEARS ENDED DECEMBER 31,
                                         ------------------------------
                                             1996      1995     1994
                                             ----      ----     ----
                                                  (IN THOUSANDS)
          Balance at beginning of year    $  23,350   25,127   24,502

          Provisions for loan losses          2,000      600      600
          Charge-offs                        (2,127)  (2,510)    (171)
          Recoveries                             97      133      196
                                             ------   ------   ------

          Balance at end of year          $  23,320   23,350   25,127
                                             ======   ======   ======

(6)  Banking House and Equipment
     ---------------------------

     A summary of banking house and equipment at cost, net of accumulated depreciation and amortization, and land at cost is as follows:

                                                                         DECEMBER 31,
                                                                       ---------------
                                                                      1996         1995
                                                                      ----         ----
                                                                        (IN THOUSANDS)
          Land                                                      $   3,008      1,957
          Banking house                                                13,332     10,232
          Furniture, fixtures and equipment                             5,294      4,835
                                                                      -------     ------
                                                                       21,634     17,024
          Accumulated depreciation and amortization                    (4,399)    (4,601)
                                                                      -------     ------
                                                                    $  17,235     12,423
                                                                      =======     ======

     During 1996, the Bank opened two branches and one banking facility.

(7)  Accrued Interest Receivable
     ---------------------------

     Accrued interest receivable is summarized as follows:

                                                              DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                          ----         ----
                                                            (IN THOUSANDS)

          Loans                                       $   3,682         2,426
          Mortgage-backed and mortgage
               related securities                         8,395         4,250
          Debt and equity securities                      5,362         4,887
          Money market investments                        1,226             -
                                                       --------      --------

          Total accrued interest receivable           $  18,665        11,563
                                                      =========      ========

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


(8)  Excess of Cost Over Fair Value of Net Assets Acquired
     -----------------------------------------------------

     The main component of excess of cost over fair value of net assets acquired
       (goodwill) represents the excess of purchase price over fair value of net assets acquired from RMBI. The goodwill generated from the acquisition amounted to $3.5 million and is being amortized on a straight-line basis over ten years. The Bank will assess the recoverability of this intangible asset by determining whether the amortization of the goodwill over its remaining life can be recovered through future operating cash flows of RFI. The unamortized balance of goodwill relating to the RMBI acquisition was $3.0 million and $3.3 million as of December 31, 1996 and 1995, respectively.

     In 1992, the Bank purchased certain assets and assumed the deposit liabilities of the Riverhead Savings Bank's East Northport, New York branch. The acquisition was accounted for under the purchase method of accounting and, accordingly, all of the acquired assets and assumed liabilities were adjusted to and recorded at their fair market value. The goodwill generated from the acquisition amounted to $855,000 and is being amortized on a straight-line basis over seven years. The unamortized balance of the goodwill as of December 31, 1996 and 1995 was $397,000 and $519,000, respectively.

(9)  Real Estate Owned, Net
     ----------------------

     Real estate owned, net is comprised as follows:

                                                            DECEMBER 31,
                                                      ----------------------
                                                         1996        1995
                                                         ----        ----
                                                           (IN THOUSANDS)
          One-to four-family properties             $     564          527
          Commercial/building properties                2,370        6,570
          Allowance for possible losses on
               real estate owned                       (1,236)      (1,050)
                                                     --------     --------

                                                    $   1,698        6,047
                                                     ========     ========

     The following is a summary of the activity in the allowance for possible losses on real estate owned account:

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                          1996           1995             1994
                                                          ----           ----             ----
                                                                     (IN THOUSANDS)
          Balance at beginning of year                 $   1,050         1,509            1,882
          Provisions for losses                              350             -                -
          Charge-offs                                       (188)         (459)            (415)
          Recoveries                                          24             -               42
                                                          ------       -------          -------

          Balance at end of year                       $   1,236         1,050            1,509
                                                          ======       =======          =======

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


(10) Deposits
     --------

     Savings and time deposit account balances (excluding demand deposit accounts) are summarized as follows:

                                                              DECEMBER 31, 1996
                                                       ------------------------------
                                                       WEIGHTED
                         TYPE OF ACCOUNT             AVERAGE RATE            AMOUNT
                         ---------------             -----------             ------
                                                                          (IN THOUSANDS)
          Savings accounts                               2.58 %           $     646,650
          Certificates of deposit                        5.73                 1,128,053
          Money market accounts                          2.97                    75,157
                                                                            -----------

                                                                          $   1,849,860
                                                                            ===========

                                                              DECEMBER 31, 1995
                                                       ------------------------------
                                                       WEIGHTED
                         TYPE OF ACCOUNT             AVERAGE RATE            AMOUNT
                         ---------------             ------------            ------
                                                                          (IN THOUSANDS)
          Savings accounts                               2.57%            $     455,510
          Certificates of deposit                        5.83                   749,775
          Money market accounts                          2.97                    64,426
                                                                            -----------

                                                                          $   1,269,711
                                                                            ===========

     Scheduled maturities of certificates of deposit are as follows:


                                                                         DECEMBER 31, 1996
                                                         ----------------------------------------------
                                                         WEIGHTED
                                                       AVERAGE RATE          AMOUNT           PERCENT
                                                       ------------          ------           -------
                                                                         (IN THOUSANDS)

          1 year or less                                    5.45 %      $     774,110          68.62 %
          Greater than 1 year through 2 years               5.97              144,936          12.85
          Greater than 2 years through 3 years              6.46               96,177           8.52
          Greater than 3 years through 4 years              6.85               38,299           3.40
          Greater than 4 years through 5 years              6.52               61,043           5.41
          Over 5 years                                      6.48               13,488           1.20
                                                                           ----------       --------

                                                                        $   1,128,053         100.00 %
                                                                           ==========       ========

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994

                                                                          DECEMBER 31, 1995
                                                             ---------------------------------------------
                                                                WEIGHTED
                                                              AVERAGE RATE       AMOUNT           PERCENT
                                                             ---------------    --------          --------
                                                                            (IN THOUSANDS)
                                                                            --------------
               1 year or less                                     5.72%     $     574,724           76.65%
               Greater than 1 year through 2 years                6.04             60,397            8.06
               Greater than 2 years through 3 years               5.75             26,412            3.52
               Greater than 3 years through 4 years               6.47             53,812            7.18
               Greater than 4 years through 5 years               7.06             21,725            2.90
               Over 5 years                                       6.80             12,705            1.69
                                                                               ----------       ---------

                                                                            $     749,775          100.00%
                                                                               ==========       =========

     Certificates of deposit in excess of $100,000 were approximately $263.1 million and $114.2 million at December 31, 1996 and 1995, respectively. Additionally, included in certificates of deposit at December 31, 1996 were brokered deposits totaling $100.0 million. The Bank had no brokered deposits at December 31, 1995.

     Demand deposits are summarized as follows:

                             DECEMBER 31, 1996                     DECEMBER 31, 1995
                          ---------------------                    -----------------
        TYPE OF         WEIGHTED                             WEIGHTED
        ACCOUNT       AVERAGE RATE         AMOUNT           AVERAGE RATE        AMOUNT
        --------     --------------       -------          -------------        ------
                                        (IN THOUSANDS)                       (IN THOUSANDS)
                                        --------------                       --------------
        Personal            -%         $     29,516                -%             24,177
        NOW              3.09                76,159             2.05              35,057
                                          ---------                            ---------

                                       $    105,675                            $  59,234
                                          =========                            =========

     The FDIC insures deposits of account holders up to $100,000 per insured depositor. To provide for this insurance, the Bank must pay a risk-based annual assessment which considers the financial soundness of the institution and capitalization level (note 17). At December 31, 1996 and 1995, the Bank was assessed at the FDIC's lowest assessment level, as a well capitalized institution. During the third quarter of 1995, the FDIC announced that the BIF was recapitalized as of May 31, 1995, and issued refunds of deposit insurance overpayments from June 1 through September 30, 1995. For 1996, the Bank paid $2,000 in FDIC insurance premiums, the statutory minimum.


     Interest expense on deposit balances is summarized as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                   1996         1995        1994
                                                                   ----         ----        ----
                                                                           (IN THOUSANDS)
                                                                           --------------
               Savings accounts                             $    19,806       16,154      18,664
               Money market accounts                              1,854        2,007       2,025
               Certificates of deposit                           51,305       39,583      19,664
                                                               --------     --------    --------

                                                            $    72,965       57,744      40,353
                                                               ========     ========    ========

     Included in interest on savings accounts for the year ended December 31, 1996 is $3.6 million of interest accrued on non-depository stock subscriptions (Note 18).

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994



(11) Borrowed Funds and Repurchase Agreements
     ----------------------------------------

     From time to time, the Bank enters into sales of securities under agreements to repurchase (reverse-repurchase agreements). Fixed-coupon reverse-repurchase agreements are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account. At December 31, 1996 and 1995 the Bank had no outstanding reverse repurchase agreements.

     Reverse repurchase agreements averaged approximately $100.2 million, $22.3 million and $-0-, during the years ended December 31, 1996, 1995 and 1994, respectively. The maximum amount outstanding at the end of any month was $212.3 million, $40.9 million and $-0-, for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996 and 1995 the Bank had $1.8 million and $1.6 million, respectively, of outstanding secured notes payable to FNMA under a warehouse line of credit. The line of credit is secured by $1.8 million and $1.6 million of mortgage loans held for sale as of December 31, 1996 and 1995, respectively. The outstanding notes had an interest rate of 6.87% and 6.84%, at December 31, 1996 and 1995, respectively. The notes are repaid as the related mortgage loans are sold or collected.

(12) Income Taxes
     ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                                              DECEMBER 31,
                                                              ------------
                                                         1996             1995
                                                         ----             ----
                                                             (IN THOUSANDS)
                                                              ------------
Deferred tax assets:
     Mortgages and other loans receivable,
          primarily due to allowance for losses
          and deferred loan fees                       $  9,497              9,579
     Real estate owned, primarily due to
          allowance for losses                              958                809
     Postretirement benefits                              1,363              1,261
     Non-accrual loan interest                              927                671
     Employee bonus and fringe benefits                   2,161              2,685
     Callable preferred stock                               644                807
     Amortization of purchased mortgage
          servicing rights                                  271                 77
     Mark to market on mortgage loans held for sale         351                138
     Other                                                  753                569
                                                         ------            -------
               Total gross deferred tax assets           16,925             16,596

Deferred tax liabilities:
     Unrealized gain on available-for-sale securities   (10,588)            (8,869)
     Originated mortgage servicing rights                (1,244)              (303)
     Other                                                  (71)               (56)
                                                        -------             ------
               Total gross deferred tax liabilities     (11,903)            (9,228)
                                                        -------             ------

               Net deferred tax asset                  $  5,022              7,368
                                                        =======             ======

     Management believes that it is more likely than not that the consolidated results of future operations of the Bank will generate sufficient taxable income to realize the deferred tax assets of the Bank. Therefore, a valuation allowance against the gross deferred tax assets is not considered necessary.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994




 Provisions for income taxes are comprised of the following amounts:

                                            YEARS ENDED DECEMBER 31,
                                            -------------------------
                                           1996       1995        1994
                                           ----       ----        -----
                                                  (IN THOUSANDS)
                                                   ------------
          Current:
             Federal                    $  6,053       5,771       7,744
             State and local               2,758       2,161       3,006
                                           -----       -----      ------
                                           8,811       7,932      10,750
                                           -----       -----      ------
          Deferred:
             Federal                         458         406        (620)
             State and local                 169         172        (112)
                                           -----       -----      ------
                                             627         578        (732)
                                           -----       -----      ------

                                        $  9,438       8,510      10,018
                                           =====       =====      ======

     Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense as a result of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           1996         1995         1994
                                                           ----         ----         ----
                                                                    (IN THOUSANDS)
                                                                     ------------
          Expected income tax expense at
               statutory Federal tax rate              $    10,525        9,530       10,304
          State and local taxes, net of Federal
               income tax benefit                            2,049        1,743        1,882
          Dividend received deduction                       (2,513)      (1,992)      (1,690)
          Tax exempt income                                      -          (70)         (77)
          Reversal of prior year taxes                        (675)        (750)        (400)
          Other, net                                            52           49           (1)
                                                            ------       ------       ------

                    Total income tax expense           $     9,438        8,510       10,018
                                                            ======       ======       ======

     The Bank's retained earnings includes approximately $10.3 million at December 31, 1996 and 1995 which has been segregated for Federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for Federal income taxes at the then current tax rate. Under section 593 of the Internal Revenue Code (the Code), thrift institutions such as the Bank, which meet certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, was, prior to January 1, 1996, computed using an amount based on the Bank's actual loss experience (the Experience Method), or the percentage equal to 8% of the bank's taxable income (the PTI Method), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve were permitted under the New York State Bank Franchise Tax, however, for purposes of these taxes, the effective allowable percentage under the PTI method was 32% rather than 8%.

     Under the Small Business Job Protection Act of 1996 (the 1996 Act), which was enacted in August 1996, section 593 of the Code was amended and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), is no longer permitted to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is required to recapture (that is, take into taxable income) over a multi-year period, beginning with the Bank's taxable year

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994





          beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser period if the Bank's loan portfolio has decreased since December 31, 1987. At December 31, 1995 the balance of the Bank's federal bad debt reserves equaled the balance of such amount at December 31, 1987. The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit the continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York state tax liability, in either case, so long as the Bank continues to satisfy the New York State definitional test related to its assets and nature of business, which are similar to the former federal income tax test described above.

(13) Employee Benefit Plans
     ----------------------

     Pension Plan - The Bank's noncontributory pension plan with The RSI
          Retirement Trust covers substantially all full-time employees. The following table depicts the components of pension expense for the years ended December 31, 1996, 1995 and 1994:

                                                                        1996         1995       1994
                                                                        ----         ----       ----
                                                                               (IN THOUSANDS)
          Service cost                                            $        463         384       391
          Interest cost                                                    845         822       740
          Expected return on assets                                     (1,667)     (2,044)       (9)
          Amortization of unrecognized transition asset                   (115)       (115)     (115)
          Amortization of unrecognized loss                                 11           -        35
          Amortization of unrecognized past service liability                5           5        22
          Deferred investment gain (loss)                                  790       1,233      (758)
                                                                        ------      ------      ----

                    Net periodic pension expense                  $        332         285       306
                                                                        ======      ======      ====

                           THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994


     The following table sets forth the Bank's defined benefit plan funded status at September 30, 1996 and 1995 (the latest valuation dates) as determined by the plan's actuary:


                                                                     1996           1995
                                                                     ----           ----
                                                                       (IN THOUSANDS)
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits
     of $9,351 and $9,057  in 1996 and 1995,
     respectively                                               $       9,887          9,502
                                                                      =======        =======
Projected benefit obligation for services rendered to
     September 30, 1996 and 1995                                $     (11,801)       (11,302)
Market value of plan assets at September 30, 1996 and 1995             13,389         11,670
                                                                      -------        -------
Plan assets greater than projected benefit obligation                   1,588            368
Unrecognized net transition asset being amortized
     over 10.40 years                                                     (49)          (165)
Unrecognized net (gain) loss                                             (577)           311
Unrecognized past service liability                                        30             35
                                                                      -------        -------

               Prepaid pension expense                          $         992            549
                                                                      =======        =======

Assumed rate of return on assets                                         8.00%          8.00%
                                                                        =====        =======
Assumed rate of compensation increase                                    5.50%          5.50%
                                                                        =====        =======
Discount rate                                                            7.75%          7.50%
                                                                        =====        =======

     The projected benefit obligation represents the obligation to plan members for services already rendered and then increases that obligation for future compensation levels.

     Supplemental Plan - The former chief executive officer is also covered by a supplemental executive retirement plan with The RSI Retirement Trust. The actuarial present value of the accumulated benefit obligation at December 31, 1996 and 1995 was $637,000 and $659,000, respectively. Included in the employee benefit expense for the years ended December 31, 1996, 1995 and 1994 was $45,000, $55,000 and $39,000,
          respectively, related to this obligation.

     Benefit Restoration Plan - The Plan provides benefits for any highly compensated employee whose benefits are restricted under the Bank's defined benefit and defined contribution plans. The actuarial present value of the accumulated benefit obligation at December 31, 1996 and 1995 was $483,000 and $268,000, respectively. Included in employee benefit expense for the years ended December 31, 1996, 1995 and 1994 was $160,000, $168,000 and $71,000, respectively, related to this obligation.

     401(k) Plan - The Bank also has a defined contribution and thrift savings plan under Section 401(k) of the Internal Revenue Code. All regular, full-time employees are eligible for voluntary participation after one or more years of continuous service. The plan is effectuated through a trust established by the Bank. Under this plan, the Bank will make contributions of 6% of the participant's base pay, provided that the participant contributes at least 6% of their base pay and participated in the plan for at least 60 months. The Bank has contributed $322,000, $255,000 and $220,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Employee Stock Ownership Plan - In connection with the conversion, the Bank established an Employee Stock Ownership Plan (ESOP). The ESOP is a tax qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be eligible to participate in the ESOP. The ESOP will borrow funds from the Company and use the funds to purchase 8% of the Company's common stock issued in the conversion. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 30 years. At December 31, 1996, the Company had not yet funded the loan to the ESOP. However, as of December 31, 1996 the Bank contributed $1.0 million, which was recognized as an employee benefit expense, to the ESOP.

                            THE ROSLYN SAVINGS BANK

                       December 31, 1996, 1995 and 1994





(14) Postemployment Health Care and Life Insurance Benefits
     ------------------------------------------------------

     The Bank currently provides health care and life insurance benefits for retirees and their eligible dependents. The coverage provided depends upon the date they retired.

     The cost of the Bank's postretirement health care and life insurance benefits is recognized in the consolidated financial statements during the employee's active working career.

     The status of the plan, which is unfunded, at December 31, 1996 and 1995 is as follows:


                                               1996         1995
                                               ----         ----
                                                (IN THOUSANDS)
     Accumulated postretirement benefit
          obligation                         $  3,693       3,135
     Unrecognized net loss                       (384)        (64)
                                                -----       -----

     Accrued postretirement benefit cost
          recognized in the accompanying
          consolidated statements of
          financial condition                $  3,309       3,071
                                                =====       =====

     Net periodic postretirement benefit cost included in compensation and employee benefits in the accompanying consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 is comprised of the following components:


                                                    1996  1995 1994
                                                    ----  ---- ----
                                                     (IN THOUSANDS)
 Service cost-benefits earned during the year    $    86    40   49
 Interest cost on accumulated postretirement
         benefit obligation                          321   228  190
                                                    ----  ----  ---

 Net periodic postretirement benefit cost        $   407   268  239
                                                    ====  ====  ===

     For measurement purposes, a 14% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 1996; with the rate assumed to gradually decrease to 5.5% by the year 2005 and remain at that level thereafter. This rate assumption has a significant effect on the estimate of the accumulated postretirement benefit obligation and aggregate service and interest cost components of net periodic postretirement benefit cost. A 1% point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by 11.3% as of December 31, 1996 while the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 would increase 14.8%. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.50%, respectively, at December 31, 1996 and 1995.

(15) Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     SFAS 107, "Disclosures About Fair Value of Financial Instruments", requires the Bank to disclose the fair value of its on-and off-balance sheet financial instruments. A financial instrument is defined in SFAS 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                            THE ROSLYN SAVINGS BANK

                       DECEMBER 31, 1996, 1995 AND 1994


     The following table represents the carrying amounts and fair values of the Bank's financial instruments:

                                                                       DECEMBER 31, 1996
                                                                       -----------------
                                                                 CARRYING          ESTIMATED
                                                                  AMOUNT           FAIR VALUE
                                                                  ------           ----------
                                                                       (IN THOUSANDS)
Financial Assets:
 Cash and cash equivalents                                   $    1,126,310         1,126,310
 Debt and equity securities, net:
  Held-to-maturity                                                    1,930             2,067
  Available-for-sale                                                486,896           486,896
 Mortgage-backed and mortgage
  related securities, net:
   Held-to-maturity                                                 276,632           276,046
   Available-for-sale                                             1,159,411         1,159,411
 Loans held for sale, net                                            14,134            14,203
 Loans receivable held for investment, net                          488,890           491,139
 Accrued interest receivable                                         18,665            18,665
 Mortgage servicing rights, net                                       8,695            10,583
Financial Liabilities:
 Deposit liabilities:
  Certificates of deposits (CD's)                                 1,128,053         1,132,452
  Deposits, excluding CD's                                          827,482           827,482
 Non-depository stock subscriptions                               1,356,911         1,356,911
 Borrowed funds                                                       1,829             1,829
 Accrued dividends and interest on deposits                           6,636             6,636

                                                                       DECEMBER 31, 1995
                                                                       -----------------
                                                                 CARRYING          ESTIMATED
                                                                  AMOUNT           FAIR VALUE
                                                                  ------           ----------
                                                                       (IN THOUSANDS)
Financial Assets:
 Cash and cash equivalents                                   $       21,271            21,271
 Debt and equity securities, net:
  Held-to-maturity                                                    1,930             2,151
  Available-for-sale                                                379,331           379,331
 Mortgage-backed and mortgage
  related securities, net:
   Held-to-maturity                                                 347,213           348,779
   Available-for-sale                                               413,485           413,485
 Loans held for sale, net                                            17,151            17,607
 Loans receivable held for investment, net                          365,265           363,280
 Accrued interest receivable                                         11,563            11,563
 Mortgage servicing rights, net                                       8,297             8,355
Financial Liabilities:
 Deposit liabilities:
  Certificates of deposits (CD's)                                   749,775           755,841
  Deposits, excluding CD's                                          579,170           579,170
 Borrowed funds                                                       1,647             1,647
 Accrued dividends and interest on deposits                           1,001             1,001

                            THE ROSLYN SAVINGS BANK

                       DECEMBER 31, 1996, 1995 AND 1994


     The carrying amounts in the table are included in the consolidated statements of condition under the indicated captions.

     The following summarizes the major methods and assumptions used in estimating the fair values of the financial instruments:

     Cash and cash equivalents - The carrying amounts for cash and cash equivalents approximate fair value as they mature in 30 days or less and do not present unanticipated credit concerns.

     Securities -The fair values of securities are estimated based on bid quotations received from securities dealers or from prices obtained from firms specializing in providing securities pricing services.

     Loans held for sale, net - Fair value is estimated based on current prices established in the secondary market or, for those loans committed to be sold, based upon the price established in the commitment.

     Loans receivable held for investment, net - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial real estate and residential mortgage. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. For performing residential mortgage loans, fair values are estimated by discounting contractual cash flows through the estimated maturity using discount rates and prepayment estimates based on secondary market sources adjusted to reflect differences in servicing and credit costs. The estimated fair value of remaining performing loans is calculated by discounting scheduled cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. Fair values for non-performing real estate loans are based on recent appraisals.

     Mortgage servicing rights, net - Mortgage servicing rights are valued based upon the Bank's stratification of the mortgage servicing portfolio. Stratification is based upon the predominate risk characteristics of the underlying loans, including, but not limited to, interest rates, loan type and the frequency of interest rate adjustments in the case of ARM loans. Each strata is then discounted to reflect the present value of the future cash flows utilizing current market assumptions regarding discount rates, prepayment speeds, delinquency rates, and other factors.

     Deposit liabilities - All deposits, except savings investment certificates, are subject to rate changes at any time, and therefore are considered to be carried at estimated fair value. The fair value of savings investment certificates was estimated by computing the present value of contractual future cash flows for each certificate. The present value rate utilized was the rate offered by the Bank at each date presented on certificates with an initial maturity equal to the remaining term to maturity of the existing certificates.

     Non-depository stock subscriptions - Non-depository stock subscriptions are subject to rate change at any time, and therefore are considered to be carried at estimated fair value.

     Borrowed funds - Borrowed funds have maturities or terms to repricing not exceeding 30 days. Therefore, the carrying amount is a reasonable estimate of fair value.

     Accrued interest receivable/dividends payable - The fair value of the accrued interest receivable and accrued dividends payable balances are estimated to be their book value.

     Limitations - SFAS 107 requires disclosures of the estimated fair value of financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument nor the resultant tax ramifications or transaction costs. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                            THE ROSLYN SAVINGS BANK

                       DECEMBER 31, 1996, 1995 AND 1994


     Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a mortgage servicing department that contributes fee income annually. The mortgage servicing department is not considered a financial instrument, and as such its value has not been incorporated into the fair value estimates. Other significant assets of the Bank that are not considered financial assets include banking house and equipment and deferred tax assets. In addition, the tax ramifications related to the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

     Commitments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments and commitments to sell loans at specified prices, fair value also considers the difference between current levels of interest rates and the committed rates.

(16) Commitments and Contingencies
     -----------------------------

     In the normal course of the Bank's business, there are outstanding various commitments and contingent liabilities that have not been reflected in the consolidated statements of financial condition. In the opinion of management, the financial position of the Bank will not be affected materially as a result of such commitments and contingent liabilities.

     In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the financial position, results of operations and liquidity of the Bank will not be affected materially by the outcome of such legal proceedings.

     At December 31, 1996 and 1995, respectively, there were outstanding loan commitments by the Bank to advance approximately $226.9 million and $81.8 million for mortgage loans substantially all of which were fixed rate commercial and residential real estate loans. Lease commitments are not significant.

     At December 31, 1996 and 1995, the Bank had no available lines of credit with banks and other institutions.

     In the normal course of its mortgage banking activities, the Bank enters into both optional and mandatory commitments to sell packages of mortgage loans that it originates. The Bank commits to sell the loans at specified prices in a future period generally ranging from 30 to 120 days from date of commitment either directly to the FNMA and to other agencies or via pass-through certificates guaranteed by these agencies. Market risk is associated with these financial instruments which results from movements in interest rates and is reflected by gains or losses on the sale of the mortgage loan packages determined by the difference between the price of the packaged loans and the price guaranteed in the commitment.

     The Bank had unfilled mandatory delivery commitments with investors totaling approximately $26.8 million and $35.4 million and optional delivery commitments of approximately $2 million and $2 million at December 31, 1996 and December 31, 1995, respectively.

(17) Retained Earnings
     -----------------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if under taken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and

                            THE ROSLYN SAVINGS BANK

                       DECEMBER 31, 1996, 1995 AND 1994


          of Tier I capital (as defined) to average assets (as defined). Management believes, as December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for PCA. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based and Tier I leverage ratios of 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are presented in the following table for the years ended:

                                                                    December 31, 1996
                                                                 -----------------------
                                                                  Amount         Ratio
                                                                 -------         -----
                                                                      (In thousands)
       GAAP capital (to total assets)                            $  249,349       6.89 %
                                                                  =========   =========

       Leverage capital (to adjusted average assets)
           Actual level                                          $  233,294       8.70 %
                                                                  =========       ====
           Capital adequacy requirement                              80,458       3.00 %
                                                                  =========   ========
           Requirement to be well capitalized
             under PCA provisions                                $  134,097       5.00 %
                                                                  =========   =========

       Risk-based capital (to total risk-weighted assets):
           Actual level                                          $  249,154       19.75%
                                                                  =========   =========
           Capital adequacy requirement                             100,907        8.00%
                                                                  =========   =========
           Requirement to be well capitalized
             under PCA provisions                                $  126,134       10.00%
                                                                  =========   =========

                                                                    December 31, 1995
                                                                 -----------------------
                                                                 Amount        Ratio
                                                                 -------  --------------
                                                                      (In thousands)
       GAAP capital (to total assets)                            $  226,413       14.17 %
                                                                  =========   =========

       Leverage capital (to adjusted average assets):
           Actual level                                          $  212,575       13.19 %
                                                                  =========   =========
           Capital adequacy requirement                              48,315        3.00 %
                                                                  =========   =========
           Requirement to be well capitalized
             under PCA provisions                                $   80,525        5.00 %
                                                                  =========   =========

       Risk-based capital (to total risk-weighted assets):
           Actual level                                          $  222,067       29.79 %
                                                                  =========   =========
           Capital adequacy requirement                              59,638        8.00 %
                                                                  =========   =========
           Requirement to be well capitalized
             under PCA provisions                                $   74,548       10.00 %
                                                                  =========   =========

(18) Conversion to Capital Stock Form of Ownership
     ---------------------------------------------

     On May 29, 1996, the Board of Trustees of the Bank adopted a Plan of
          Conversion (Plan), which was subsequently amended on July 30, 1996 and September 30, 1996, to convert the Bank from a state chartered mutual savings bank to a state chartered capital stock savings bank with the concurrent formation of a holding company, Roslyn Bancorp, Inc. (Company), subject to the approval by regulatory authorities and depositors of the Bank.

                            THE ROSLYN SAVINGS BANK

                       DECEMBER 31, 1996, 1995 AND 1994

     On January 10, 1997, the Bank completed the conversion and the Company completed the issuance and sale of 42,371,359 shares of its common stock (the Transaction), at a price of $10.00 per share, through an initial public offering (IPO), with the Bank's depositors receiving all of the shares. The Company also contributed 1,271,100 shares of its common stock, from authorized but unissued shares, to The Roslyn Savings Foundation (Foundation) immediately following the conversion. The Company received gross proceeds from the Transaction of $423.7 million, before the reduction from gross proceeds of $13.1 million for estimated IPO related expenses, which were initially deferred. On the date of the Transaction, $145.3 million of deposits and $278.4 million of non-depository stock subscriptions funds were transferred to stockholder's equity, and $1.1 billion of non-depository stock subscriptions funds were subsequently returned to subscribers; also subsequent to the Transaction, the ESOP purchased, through a $53.8 million loan from the Company and the initial $1.0 million contribution from the Bank, 3,491,397 shares of common stock on the open market.

     The Bank established a liquidation account, as of the date of conversion, in the amount of $222.2 million, equal to its retained earnings as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account is maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at the Bank after the date of conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balances for all such depositors then holding qualifying deposits in the Bank.

     Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements or would reduce the Bank's capital level below the then aggregate balance required for the liquidation account. The Company, unlike the Bank, is not subject to the same restrictions regarding the declaration or payment of dividends to it's shareholders, although the source of the Company's dividends may depend upon the Bank's ability to pay dividends. The Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

     The Company established the Foundation in connection with the conversion.
          The amount of shares the Company contributed to the Foundation equaled 3.0% of the total amount of common stock issued in the conversion. The Foundation was formed as a complement to the Bank's existing community activities and is dedicated to community activities and the promotion of charitable causes.

     The Foundation submitted a request to the Internal Revenue Service to be recognized as a tax-exempt organization and will likely be classified as a private foundation. The contribution of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for a five year period following the contribution. The Company recognized a $12.7 million expense for the full amount of the contribution to the Foundation, offset in part by the $5.4 million corresponding tax benefit, during the first quarter of 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

                           MANAGEMENT OF THE COMPANY

DIRECTORS OF THE COMPANY

     The Board of Directors of the Company is divided into three classes, each of which contains one-third of the Board. The directors shall be elected by the stockholders of the Company for staggered three year terms, or until their successors are elected and qualified. One class of directors, consisting of Messrs. Calabrese, Martin and Webel, has a term of office expiring at the first annual meeting of stockholders, a second class, consisting of Messrs. Swiggett, Freese and Mancino, has a term expiring at the second annual meeting of stockholders and a third class, consisting of Messrs. York, McCuaig and Nicholson, has a term of office expiring at the third annual meeting of stockholders. The biographical information of each Director is set forth below under "Management of the Bank - Directors." It is currently intended that Directors of the Company will receive no additional fees for their services as Directors of the Company. However, the Company and the Bank intend to engage a compensation consultant to study the level and structure of compensation paid to the Boards of Directors of the Company and the Bank as compared to similarly situated publicly-traded financial institutions and, upon a review of such study, may revise the amounts of fees paid to Board members and frequency of Board or Committee meetings.

EXECUTIVE OFFICERS OF THE COMPANY

     The following individuals are executive officers of the Company and hold the offices set forth below opposite their names. The biographical information for each executive officer is set forth below under "Management of the Bank - Directors of the Bank" and "- Executive Officers Who Are Not Directors."

             NAME                    POSITION(S) HELD
                                     WITH THE COMPANY
             ---------------------   ------------------------------------
             Joseph L. Mancino       Chairman of the Board, President and
                                     Chief Executive Officer
             John R. Bransfield, Jr. Vice President
             Michael P. Puorro       Treasurer and Chief Financial Officer
             Mary M. Ehrich          Secretary

     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation, retirement or removal by the Board of Directors.

     Since the formation of the Company, none of the executive officers, Directors or other personnel has received remuneration from the Company. Executive officers of the Company will be compensated as described below under "Management of the Bank."

                            MANAGEMENT OF THE BANK

DIRECTORS OF THE BANK

     The Directors of the Company are also Directors of the Bank. The following table sets forth certain information regarding the Board of Directors of the Bank.

  NAME                        AGE(1)   POSITION(S) HELD           TERM
                                         WITH THE BANK            EXPIRES
-----------------------       ------ ----------------------      -----------
  Joseph L. Mancino           59     Chairman of the Board,
                                     President and Chief
                                     Executive Officer               1998
  Floyd N. York               73     Director                        1999
  Victor C. McCuaig           68     Director                        1999
  John P. Nicholson           72     Director                        1999
  James E. Swiggett           64     Director                        1998
  Robert G. Freese            67     Director                        1998
  Thomas J. Calabrese, Jr.    54     Director                        1997
  Dr. Edwin Martin, Jr.       65     Director                        1997
  Richard C. Webel            44     Director                        1997

__________________
(1)  As of December 31, 1996.

EXECUTIVE OFFICERS OF THE BANK

   The following table sets forth certain information regarding the executive officers of the Bank.

NAME                          AGE(1)    POSITION(S) HELD
                                          WITH THE BANK
-----------------------       ------ ----------------------
Joseph L. Mancino             59     Chairman of the Board, President
                                     and Chief Executive Officer
John R. Bransfield, Jr.       55     Executive Vice President and Senior
                                     Lending Officer
Mary M. Ehrich                54     Senior Vice President and Secretary
John L. Klag                  38     Senior Vice President and
                                     Investment Officer
Daniel L. Murphy              37     Senior Vice President and Retail
                                     Banking Officer
Michael P. Puorro             37     Senior Vice President and Chief
                                     Financial Officer
Peter J. Russo                53     President and Chief Executive
                                     Officer, RFI
Anthony F. Panza              51     Executive Vice President, RFI

_______________________
(1) As of December 31, 1996.

     The executive officers of the Bank are elected annually and will hold office in the converted Bank until the annual meeting of the Board of Directors of the Bank held immediately after the first annual meeting of stockholders of the Bank subsequent to Conversion, and until their successors are elected and qualified or until death, resignation, retirement or removal by the Board of Directors. Officers are re-elected by the Board of Directors annually.

BIOGRAPHICAL INFORMATION

DIRECTORS OF THE BANK

     Joseph L. Mancino is Chairman of the Board of Directors, President and Chief Executive Officer of the Bank. Mr. Mancino was elected as Chairman of the Board in 1995, has served as President since 1991 and Chief Executive Officer since 1992 and served in various capacities with the Bank since 1960. Mr. Mancino also serves on the board of directors of the Institutional Investors Mutual Fund (a diversified open end investment fund), the Community Bankers Association of New York State and the Savings Bank Life Insurance Fund. Mr. Mancino also serves as President of Old Northern Co. Ltd., RSB Agency, 1400 Corp., BSR 1400 Corp. and Blizzard Realty Corp., as well as Chairman of Residential First, Inc., which are subsidiaries of the Bank.

     Thomas J. Calabrese, Jr. has served as a Director of the Bank since 1994. Mr. Calabrese also serves as a Director of RFI, a subsidiary of the Bank. Mr. Calabrese is currently Managing Director -Human Resources of the NYNEX Corporation, a telecommunications firm, and has been associated with the NYNEX Corporation since 1963.

     Robert G. Freese has served as a Director of the Bank since 1988. Mr. Freese also serves as a Director of BSR 1400 Corp., a subsidiary of the Bank. Mr. Freese retired as Vice Chairman and Chief Financial Officer of Grumman Corporation, a defense contractor, in 1991 and served with Grumman Corp. from 1956 to his retirement in 1991.

     Dr. Edwin W. Martin, Jr. has served as a Director of the Bank since 1994. Dr. Martin also serves as a Director of Old Northern Co. Ltd., BSR 1400 Corp. and Blizzard Realty Corp., which are subsidiaries of the Bank. Dr. Martin served as President and Chief Executive Officer of the National Center for Disability Services, a non-profit education, rehabilitation and research corporation from 1981 to 1994. He is presently President Emeritus and a Director of the National Center. He is also a Director of National Captioning Institute, a non-profit agency which promotes captioning on television for the deaf. Dr. Martin currently serves as a Director of Interboro Mutual Indemnity Insurance Company, an insurance company, and Pall Corp., a manufacturer of industrial filters.

     Victor C. McCuaig has served as a Director of the Bank since 1970. Mr. McCuaig also serves as a Director of RFI and Blizzard Realty Corp., which are subsidiaries of the Bank. Mr. McCuaig is currently of counsel to and was previously a partner in the law firm of Payne, Wood & Littlejohn, which serves as general counsel to the Bank.

     John P. Nicholson has served as a Director of the Bank since 1975. Mr. Nicholson also serves as a Director of Old Northern Co. Ltd., RSB Agency, Inc. and 1400 Corp., which are subsidiaries of the Bank. Mr. Nicholson has served as the Chairman of Nicholson & Galloway since 1991 and was the President and Chief Executive Officer from 1960 to 1991. Nicholson & Galloway is a local construction firm specializing in roofing construction. Mr. Nicholson also serves as an Advisory Director of Bank of New York, Long Island Division.

     James E. Swiggett has served as a Director of the Bank since 1980. Mr. Swiggett also serves as a Director of RSB Agency, Inc., 1400 Corp. and RFI., which are subsidiaries of the Bank. Mr. Swiggett served as President and then Chief Executive Officer and Board Chairman of Kollmorgen Corp. during the period from 1985 to 1990 when he retired. Kollmorgen Corp. is a diversified technology manufacturing company.

     Richard C. Webel has served as a Director of the Bank since 1995. Mr. Webel also serves as a Director of Blizzard Realty Corp., a subsidiary of the Bank. Mr. Webel has served as the managing director of Innocenti & Webel, an architectural firm, since 1985, as well as President of the Webel Corporation, a strategic planning company since 1984, and PlantAmerica, LLC, a software development corporation since 1996. Mr. Webel also serves as a general partner of Roundbush Associates, a real estate development partnership.

     Floyd N. York has served as a Director of the Bank since 1967. He served as President of the Bank from 1968 to 1972, as President and Chief Executive Officer from 1972 to 1978 and as Chairman, President and Chief Executive Officer from 1978 to 1992. Mr. York also serves as a Director of Old Northern Co. Ltd., RSB Agency, Inc. and 1400 Corp., which are subsidiaries of the Bank. He also served as a member of the Board of Directors of Nationar, a defunct data and financial services provider for the financial institutions community, for approximately six years ending in 1993.

EXECUTIVE OFFICERS OF THE BANK WHO ARE NOT DIRECTORS

     Mary M. Ehrich joined the Bank in 1960 and has served the Bank in a variety of capacities. Since 1992, Mrs. Ehrich has served as a Senior Vice President and Secretary. Her primary area of responsibility is as Corporate Secretary for the Bank and each of its subsidiaries.

     Michael P. Puorro joined the Bank in 1992 as Assistant Vice President and Controller; in 1994 he was appointed Vice President and Treasurer; in 1995 he became Vice President and Chief Financial Officer, and in 1996 became Senior Vice President and Chief Financial Officer. His primary area of responsibility is accounting issues and regulatory reporting matters. Mr. Puorro also serves as an officer of each of the Bank's subsidiaries. Prior to joining the Bank, Mr. Puorro was a senior manager at KPMG Peat Marwick LLP and is a certified public accountant.

     John R. Bransfield, Jr. joined the Bank in 1993. He serves as an Executive Vice President and Senior Lending Officer and operates as the chief lending officer of the Bank, overseeing all lending operations. Prior to joining the Bank, Mr. Bransfield served as President of the Long Island Region of Fleet Bank from 1988 to 1992 and Executive Vice President for Fleet Bank from 1992 to 1993.

     John L. Klag joined the Bank in 1993 as Vice President and Investment Officer and in 1996 was appointed Senior Vice President and Investment Officer. Mr. Klag's primary responsibilities include overseeing the Bank's investment activities. Prior to joining the Bank, Mr. Klag was with a New York-based savings bank from 1985 to 1993 and served as Vice President - Fixed Income Portfolio Manager from 1988 to 1993.

     Daniel L. Murphy joined the Bank in 1978 and served as Vice President and Retail Banking Officer from 1993 to 1995 when he was elected Senior Vice President and Retail Banking Officer. Mr. Murphy's primary responsibilities include overseeing the Bank's retail deposit gathering and branch administration.

     Peter J. Russo is Director, President and Chief Executive Officer of RFI. Mr. Russo is primarily responsible for RFI's residential lending and mortgage banking operations. Prior to joining RFI, Mr. Russo was a co-founder and President of Residential Mortgage Banking, Inc., a full-service mortgage banking company which was incorporated in 1986 as Residential Mortgage Services, Inc., the assets and liabilities of which were acquired by the Bank in August 1995. Mr. Russo is a Certified Mortgage Banker with 23 years of mortgage banking experience.

     Anthony F. Panza is a Director and Executive Vice President of RFI. Mr. Panza is primarily responsible for RFI's residential lending and mortgage banking operations. Prior to joining Mr. Panza was a co-founder and Executive Vice President of Residential Mortgage Banking Inc. Mr. Panza has 15 years of mortgage banking experience.

MEETINGS AND COMMITTEES OF THE BOARDS OF THE BANK AND THE COMPANY

     The Board of Directors of the Company conducts its business through meetings of the Board of Directors and through activities of its committees. The Board of Directors of the Company meets regularly and may have additional meetings as needed. During fiscal 1996, the Board of Directors of the Company, which was formed in July 1996, held four meetings primarily related to organizational and other matters in connection with the formation of the Company and its acquisition of the Bank during the Conversion. All of the directors of the Company attended at least 75% of the total number of the Company's Board meetings held and committee meetings on which such directors served during fiscal 1996. The Board of Directors of the Company maintains committees, the nature and composition of which are described below:

     AUDIT COMMITTEE. The Audit Committee of the Company consists of Messrs. Freese, Swiggett, Nicholson, York and Webel, who are outside directors. The purposes of this Committee are to review audit reports and management's actions regarding the implementation of audit findings and to review compliance with all relevant laws and regulations. Because the Company only became operational as of January 10, 1997, the Audit Committee of the Company did not meet in fiscal 1996; however, the Bank's Audit Committee met four times in fiscal 1996.

     COMPENSATION COMMITTEE. The Compensation Committee of the Company consists of Messrs. Mancino, Calabrese, Jr., Freese, Swiggett, Nicholson and Martin, Jr. The Compensation Committee meets to establish compensation and benefits for the executive officers and to review the incentive compensation programs when necessary. The Compensation Committee is also responsible for establishing certain guidelines and limits for compensation for other salaried officers and employees of the Company and the Bank. The Personnel Committee of the Bank, which consists of all members of the Compensation Committee, except Mr. Mancino, met 7 times in 1996. The full Board of Directors of the Company met in the capacity of the Compensation Committee one time during 1996.

COMPENSATION OF DIRECTORS

     Directors of the Bank receive fees of $1,700 per Board meeting attended and $800 per Committee meeting attended. The Company and the Bank intend to engage a compensation consultant to study the level and structure of compensation paid to the Boards of Directors of the Company and the Bank as compared to similarly situated publicly-traded financial institutions and, upon review of such study, may revise the amount of fees paid to Board members and frequency of Board and Committee meetings.

DIRECTORS EMERITUS

     The Bank maintains a Board of Directors Emeritus which currently consists of 2 former Directors of the Bank. A Director who retires from service on the Board of Directors, either on account of reaching age 75 or due to inability to regularly attend meetings, after serving as a Director for 20 years or more, may be elected, by a two-thirds majority of the Board, as a Director Emeritus. A Director Emeritus, once elected, may stand for re-election each year at the annual meting of the Board. No Director Emeritus shall serve beyond December 31 of the year in which he attains the age of 80. Directors Emeritus shall be eligible to attend meetings of the Board of Directors and to receive the same per diem compensation as a Director for attendance but shall have no vote.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  ----------------------

      Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank as well as certain other compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1996 and 1995, to the Chief Executive Officer and the four highest paid executive officers of the Bank who received salary and bonus in excess of $100,000 ("Named Executive Officers").

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         LONG-TERM COMPENSATION
                                                                        --------------------------------------------
                                           ANNUAL COMPENSATION(1)                        AWARDS         PAYOUTS
                                    --------------------------------------------------------------------------------
                                                                                                                            (I)
                                                             OTHER
                                                            ANNUAL       RESTRICTED       SECURITIES
                                                            COMPEN-        STOCK          UNDERLYING        LTIP         ALL OTHER
NAME AND PRINCIPAL              YEAR   SALARY     BONUS     SATION        AWARDS         OPTIONS/SARS      PAYOUTS      COMPENSATION
POSITIONS                               ($)        ($)      ($)(2)          ($)(3)            (#)(4)       ($)(5)          ($)(6)
------------------------------------------------------------------------------------------------------------------------------------
Joseph L. Mancino               1996  $403,846   $    404     $ -           $ -              $ -             $ -           $19,616
 Chairman of the Board of       1995   336,539      1,600       -             -                -               -            20,433
  Directors, President and
  Chief Executive Officer

John R. Bransfield, Jr.         1996  $173,015   $144,000     $ -           $ -              $ -             $ -           $10,774
 Executive Vice President       1995   151,719     75,736       -             -                -               -            10,578
  and Senior Lending Officer

John L. Klag                    1996  $101,100   $ 87,610     $ -           $ -              $ -            $ -            $ 3,263
  Senior Vice President and     1995    90,423     47,870       -             -                -              -              3,004
   Investment Officer

Arthur W. Toohig                1996  $101,992   $ 86,580     $ -           $ -              $ -            $ -            $ 9,112
 Senior Vice President and      1995    91,692     44,500       -             -                -              -              7,400
  Human Resources Officer

Michael P. Puorro               1996  $100,019   $ 83,475     $ -           $ -              $ -            $ -            $ 3,077
 Senior Vice President and      1995    85,846     43,340       -             -                -              -              2,847
  Chief Financial Officer

___________________________
(1) Under Annual Compensation, the column titled "Salary" includes amounts deferred by the Named Executive Officer under the Bank's 401(k) Plan and the column titled "Bonus" consists of board approved discretionary bonus as well as attendance bonuses, loan referral bonuses and recruitment bonuses.
(2) For 1996 and 1995, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation;
     (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 1995, the Bank had no restricted stock or stock related plans in existence.
(3) Does not include awards pursuant to the Stock Programs, which may be granted in conjunction with a meeting of shareholders of the Company, subject to regulatory and shareholder approval, as such awards were not earned, vested or granted in fiscal 1996. For 1995, neither the Company nor the Bank had any stock plans in existence.
(4)  No stock options or SARs were earned or granted in 1996 or 1995.
(5) For 1996 and 1995, there were no payouts or awards under any long-term incentive plan.
(6) Other compensation includes other benefits such as the Bank's matching contribution under the Bank's 401(k) Plan, group term life insurance and automobile allowance.

EMPLOYMENT AGREEMENTS

     The Bank has authorized employment agreements with Messrs. Mancino, Bransfield, Klag, Toohig and Puorro, Ms. Ehrich and two other executive officers (individually, the "Executive") and the Company has authorized employment agreements with Messrs. Mancino, Bransfield and Puorro and Ms. Ehrich (collectively, the "Employment Agreements"), which shall be effective as of the date of the Bank's Conversion. The Employment Agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of the above referenced officers.

     The Employment Agreements provide for three-year terms for each Executive. The terms of the Employment Agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors. The Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salaries which will be effective for such Employment Agreements for Messrs. Mancino, Bransfield, Klag, Toohig and Puorro will be $420,000, $240,000, $130,500, $131,500 and $140,000, respectively. In addition to the base salary, the Employment Agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The agreements provide for termination by the Bank or the Company for cause, as defined in the Employment Agreements, at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon: (i) failure to re-elect the Executive to his current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) a reduction in the benefits and perquisites being provided to the Executive into the Employment Agreement; (v) liquidation or dissolution of the Bank or the Company; or (vi) a breach of the agreement by the Bank or the Company, the Executive or, in the event of death, his beneficiary would be entitled to receive an amount equal to the remaining base salary payments due to the Executive for the remaining term of the Employment Agreement and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank and the Company during the remaining term of the agreement. The Bank and the Company would also continue and pay for the Executive's life, health, dental and disability coverage for the remaining term of the Agreement. Upon any termination of the Executive, the Executive is subject to a one year non-competition agreement.

     Under the Employment Agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, in the event of the Executive's death, his beneficiary, would be entitled to a severance payment equal to the greater of: (i) the payments due for the remaining terms of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months. Notwithstanding that both the Bank and Company Employment Agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement.

     Payments to the Executive under the Bank's Employment Agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company's Employment Agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Employment Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under federal and Delaware law, respectively.
In the event of a change in control of the Bank or the Company, the total amount of payments due under the Agreements, based solely on cash compensation paid to the officers who will receive Employment Agreements over the past five fiscal years and excluding any benefits under any employee benefit plan which may be payable, would be approximately $3.2 million.

     In addition, Mr. Panza and Mr. Russo have employment agreements with the Bank through their employment with RFI. Messrs. Panza's and Russo's employment agreements were entered into in connection with the Bank's purchase of certain assets and liabilities of RMBI in August 1995. Such employment agreements are substantially similar and provide for five year terms which will expire in July 2000. The agreements provide for base salaries of $225,000 per year for each of Messrs. Panza and Russo, and also provide for an incentive cash bonus equal to
12.5 basis points of the principal amount of one-to four-family loans closed by RFI in excess of $200 million, subject to certain adjustments. The incentive cash bonus provided under the agreements are subject to RFI meeting specified financial performance goals and subject to the loan portfolio serviced by RFI meeting certain delinquency performance goals. The agreements also provide that Messrs. Panza and Russo shall be eligible to participate in any tax-qualified defined contribution or defined benefit plan that is maintained by RFI and any other insurance or medical benefits provided to employees of RFI. Additionally, the agreements provide that the Bank shall indemnify Messrs. Panza and Russo to the fullest extent permitted by law and provide indemnity insurance coverage. Pursuant to the agreements, Messrs. Panza and Russo may be terminated for cause, as defined in the agreements, and, upon termination for cause, all unpaid compensation and benefits due under the agreements shall be forfeited. The agreements prohibit Messrs. Panza and Russo from competing with the Bank in any state in which the Bank engages in business for one year after they cease to receive compensation from RFI under the agreements.

CHANGE IN CONTROL AGREEMENTS

     The Bank has authorized two-year Change in Control Agreements (the "CIC Agreements") with eleven Vice Presidents of the Bank, none of whom are covered by employment contracts. Commencing on the first anniversary date and continuing on each anniversary thereafter, the Bank CIC Agreements may be renewed by the Board of Directors of the Bank for an additional year. The Bank's CIC Agreements provide that in the event voluntary or involuntary termination follows a change in control of the Bank, the officer would be entitled to receive a severance payment equal to two times the officer's average annual compensation for the five most recent taxable years. The Bank would also continue and pay for the officer's life, health and disability coverage for 24 months following termination. In the event of a change in control of the Bank, the total payments that would be due under the CIC Agreements, based solely on the current annual compensation paid to the officers covered by the CIC Agreements and excluding any benefits under any employee benefit plan which may be payable, would be approximately $1.2 million.

EMPLOYEE SEVERANCE COMPENSATION PLAN

     The Bank's Board of Directors has authorized the implementation of the Roslyn Savings Bank Employee Severance Compensation Plan ("Severance Plan") which will provide eligible employees with severance pay benefits in the event of a change in control of the Bank or the Company. Management personnel with Employment Agreements or CIC Agreements are not eligible to participate in the Severance Plan. Generally, employees will be eligible to participate in the Severance Plan if they have completed at least one year of service with the Bank. The Severance Plan vests in each participant a contractual right to the benefits such participant is entitled to thereunder. Under the Severance Plan, in the event of a change in control of the Bank or the Company, eligible employees who are terminated from or terminate their employment within one year (for reasons specified under the Severance Plan), will be entitled to receive a severance payment. If the participant, whose employment has terminated, has completed at least one year of service, the participant will be entitled to a cash severance payment equal to one-twelfth of his annual compensation (as defined in the Severance Plan) for each year of service up to a maximum of 199% of his annual compensation. Such payments may tend to discourage takeover attempts by increasing the costs to be incurred by the Bank in the event of a takeover. In the event the provisions of the Severance Plan are triggered, the total amount of payments that would be due thereunder, based solely upon current salary levels, would be approximately $3.3 million. However, it is management's belief that substantially all of the Bank's employees would be retained in their current positions in the event of a change in control, and that any amount payable under the Severance Plan would be considerably less than the total amount that could possibly be paid under the Severance Plan.

BENEFIT PLANS

     Retirement Plan. The Bank maintains a defined benefit plan ("Retirement Plan") for eligible employees. The Retirement Plan is intended to satisfy the requirements of Section 401(a) of the Code. Employees who have attained age 21, have completed at least one year of service for the Bank in which the employee completes at least 1,000 hours of service and are not (i) paid on an hourly-rate or contract basis, (ii) regularly employed outside the Bank's own offices in connection with the operation and maintenance of building and other property acquired through foreclosure or deed, or (iii) leased employees. Participants become vested in their benefits under the Retirement Plan after being credited with at least five years of service.

     The Retirement Plan provides for a monthly benefit to the participant upon retirement at or after the later of (i) attainment of age 65 or (ii) the fifth anniversary of initial participation in the Plan. The Retirement Plan also provides for a benefit upon the participant's death or early retirement. The annual normal retirement benefit for a participant under the Retirement Plan is determined as (i) 2% of average annual earnings multiplied by years of credited service (up to a maximum of 30 years), plus (ii) 0.5% of average annual earnings multiplied by the participant's number of years and months of credited service in excess of 30 years. For purposes of the Retirement Plan, average annual earnings means the participant's average annual compensation (as defined in the Retirement Plan ) during the 36 consecutive calendar months within the final 120 consecutive calendar months of the participant's credited service that yields the highest average. A participant is eligible to receive an early retirement benefit upon the completion of at least ten consecutive years of vested service in the Retirement Plan and (i) attainment of age 60, or (ii) the sum of the participant's age and years of service equals at least 75. Early retirement benefits are a reduced benefit payable compared to the normal retirement benefit. Benefits are generally paid in a straight life annuity with respect to unmarried participants and in the form of a 50% joint and survivor annuity (with the spouse as designated beneficiary) for married participants. Other forms of benefit payments are available under the Retirement Plan.

     Benefit Restoration Plan. The Bank maintains the Benefit Restoration Plan (the "BRP"). The BRP is a non-qualified plan that is designed to permit certain employees to receive supplemental retirement income from the Bank. Participants in the BRP receive a benefit equal to the amount the participant would have received under the 401(k) Plan and the Retirement Plan, but for limitations imposed on such benefits by certain provisions of the Code, including Sections 401(a)(17), 401(m),

401(k), 402(g) and 415 of the Code. The Bank's Board has authorized the Bank to amend the BRP to provide BRP participants with additional benefits equal to the amount of benefits the Participant would have received under the ESOP but for certain Code limitations. The Plan is an unfunded plan, which provides participants only with a contractual right to obtain the benefits provided thereunder from the general assets of the Bank. Currently, only Messrs. Mancino and Bransfield are eligible to participate in the BRP.

     The following table sets forth the estimated annual benefits payable under the Retirement Plan upon a participant's retirement at age 65 for the year ended December 31, 1996, expressed in the form of a straight life annuity, and any related amounts payable under the Benefit Restoration Plan. The covered compensation under the Retirement Plan and Benefit Restoration Plan includes the base salary for participants, including Named Executive Officers and does not consider any cash bonus amounts. The benefits listed in the table below for the Retirement Plan and Benefit Restoration Plan are not subject to a deduction for social security benefits or any other offset amount.

                                        YEARS OF SERVICE
                 ------------------------------------------------------------
FINAL AVERAGE
COMPENSATION         15         20        25        30        35        40
-------------    ----------  --------  --------  --------  --------  --------
  $ 50,000         $ 15,000  $ 20,000  $ 25,000  $ 30,000  $ 31,250  $ 32,500
   100,000           30,000    40,000    50,000    60,000    62,500    65,000
   150,000           45,000    60,000    75,000    90,000    93,750    97,500
   200,000           60,000    80,000   100,000   120,000   125,000   130,000
   250,000           75,000   100,000   125,000   150,000   156,250   162,500
   300,000           90,000   120,000   150,000   180,000   187,500   195,000
   350,000          105,000   140,000   175,000   210,000   218,750   227,500
   400,000          120,000   160,000   200,000   240,000   250,000   260,000
   450,000          135,000   180,000   225,000   270,000   281,250   290,500

     The approximate years of service, as of December 31, 1996, for the named executive officers are as follows:

                                         YEARS OF
                                         SERVICE
                                        ----------
               Joseph L. Mancino             36
               John L. Klag                   3
               John R. Bransfield, Jr.        3
               Arthur W. Toohig              20
               Michael P. Puorro              4

     401(k) Plan. The Bank maintains the 401(k) Savings Plan ("401(k) Plan"), a
     -----------
tax-qualified profit sharing and salary reduction plan under Sections 401(a) and 401(k) of the Code. The 401(k) Plan provides participants with retirement benefits and may also provide benefits upon death, disability or termination of employment with the Bank. Salaried, and as of August, 1995, commission-paid employees, are eligible to participate in the Plan following the completion of one year of service.

     Participants may make salary reduction contributions to the 401(k) Plan up to the lesser of 12% of the participant's compensation (as defined in the 401(k)
Plan) or the legally permissible limit (currently $9,500) imposed by the Code. The Bank currently matches 50% of the amount of the participant's salary reduction contributions up to a maximum of 3% of the participant's compensation. For those employees who have been participants in the 401(k) Plan for at least sixty months, the Bank contributes an additional 50% of that amount of the participant's salary reduction contributions up to a maximum of 6% of the participant's compensation. The 401(k) Plan permits participants to direct the investment of their 401(k) plan account into various investment alternatives. The investment accounts are valued daily and participants are provided with information regarding the market value of the participant's investments and all contributions made on his or her behalf on at least a quarterly basis.

     Participants are always 100% vested in their salary reduction contributions. Participants become 20% vested in Bank matching contributions after the completion of one year of service with the Bank. Their vested interest in Bank matching contribution increases by 20% for each year of service completed, so that after the completion of 5 years of service, the participant is 100% vested in Bank matching contributions. A participant who terminates employment due to death, disability, or retirement also becomes fully vested in the Bank's matching contributions credited to his or her account. A participant's vested portion of his or her 401(k) Plan account is distributable from the 401(k) Plan upon the termination of the participant's employment, death, disability or retirement. In addition, a participant may withdraw amounts rolled over to the 401(k) Plan from another qualified plan if the participant has attained age 59 1/2. Participants may also receive hardship distributions from the 401(k) Plan. Any distribution made to a participant prior to the participant's attainment of age 59 1/2 is generally subject to a 10% tax penalty if it is not rolled over to an IRA or another qualified retirement plan. Participants may borrow against the vested portion of their accounts. The Board of Directors may at any time discontinue the Bank's contributions to employee accounts. For the years ended December 31, 1996, 1995 and 1994, the Bank's matching contributions to the 401(k) Plan were $322,000 $255,000 and $220,000, respectively.

     In connection with the Conversion, the Bank amended the 401(k) Plan to permit participants to invest in an Employer Stock Fund as one of the investment alternatives. The Employer Stock Fund is intended to invest primarily in shares of Common Stock. The trustee will generally follow the voting directions of 401(k) Plan participants investing in the Employer Stock Fund, provided that the trustee determines such voting is consistent with its fiduciary duties.

     ESOP. In connection with the conversion, the Bank established an employee stock ownership plan ("ESOP"). The ESOP is a tax qualified retirement plan designed to invest primarily in the Common Stock. The ESOP permits the Bank to contribute to the ESOP the Bank matching contributions accrued under the 401(k) Plan to ESOP participant accounts. It is anticipated that the Bank will also make additional contributions to the ESOP on behalf of all ESOP participants. The ESOP provides eligible employees with the opportunity to receive a Bank-funded retirement benefit based on the value of the Common Stock. All full-time salaried employees of the Bank who have completed a year of service with the Bank in which the employee completes at least 1,000 hours of service will be eligible to participate in the ESOP portion of the combined plan.

     The ESOP has been funded with a $1.0 million contribution from the Bank and a $53.8 million loan from the Company which enabled the ESOP to purchase, in open-market transactions, 8% of the Common Stock issued in connection with the Conversion, including the issuance of shares to the Foundation, or 3,491,397 shares. The collateral for the loan is the Common Stock purchased by the ESOP with the loan proceeds. The term of the ESOP loan is 30 years and is to be repaid principally from the Bank's contributions to the ESOP. The Bank intends to use matching contributions made with respect to ESOP participants' 401(k) salary reduction contributions and other discretionary contributions to meet the ESOP loan obligations. Additionally, any dividends that may be paid on unallocated stock held by the ESOP will also be used to repay the ESOP loan. Subject to receipt of any necessary regulatory approvals or opinions, the Bank may make additional contributions to the ESOP for repayment of the loan or to reimburse the Company for contributions made by it. The interest rate for the loan is 8%.

     Shares of Common Stock purchased by the ESOP with the loan proceeds will initially be pledged as collateral for the loan, and will be held in a suspense account until released for allocation among participants as the loan is repaid. The pledged shares will be released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares will be allocated to the accounts of ESOP participants pursuant to two methods. First, for each eligible ESOP participant, a portion of the shares released for the plan year will be allocated to a special "matching" account under the ESOP equal in value to the amount of matching contribution, if any, that such participant would be entitled to under the terms of the Roslyn Savings Bank 401(k) Plan for the plan year. Second, the remaining shares which have been released for the plan year will be allocated to each eligible participant's general ESOP account based on the ratio of each such participant's "compensation" (as defined in the ESOP) to the compensation of all eligible ESOP participants. Participants will vest in their ESOP account at a rate of 20% annually commencing after the completion of one year of service, with 100%
vesting upon the completion of 5 years of service.   Participants will also
completely vest if their service is terminated due to death, retirement, permanent disability, or upon the occurrence of a change in control. Prior to the completion of one year of vesting service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Bank or the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, or separation from service. The annual contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

     In connection with the establishment of the ESOP, a Committee of the Board of Directors and officers of the Bank has been appointed to administer the ESOP (the "ESOP Committee"). An unrelated corporate trustee for the ESOP and the 401(k) Plan Employer Stock Fund was appointed prior to the Conversion and continuing thereafter. The ESOP Committee may instruct the trustee regarding investment of funds contributed to the ESOP. The ESOP trustee, subject to its fiduciary duties, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Under the ESOP, unallocated shares and allocated shares for which no instructions are given will be voted by the trustee in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock, provided that such vote is in accordance with the trustee's fiduciary duties.

     Management Supplemental Executive Retirement Plan. The Bank's Board has authorized the implementation of a a non-qualified Supplemental Executive Retirement Plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP benefit is intended to make up benefits lost under the ESOP allocation procedures to participants who retire prior to the complete repayment of the ESOP loan. At the retirement of a participant, the benefits under the SERP are determined by first: (i) projecting the number of shares that would have been allocated to the participant under the ESOP if they had been employed throughout the period of the ESOP loan (measured from the participant's first date of ESOP participation); and (ii) reducing the number determined by (i) above by the number of shares actually allocated to the Participant's account under the ESOP; and second, by multiplying the number of shares that represent the difference between such figures by the average fair market value of the Common Stock over the preceding five years. Benefits under the SERP vest in 20% annual increments over a five year period commencing as of the date of a Participant's participation in the SERP. The vested portion of the SERP Participant's benefits are payable upon the retirement of the Participant upon or after the attainment of age 65 or in accordance with the requirements of early retirement under the Retirement Plan.

     The Bank is amending the existing irrevocable grantor's trust ("grantor's trust") established in connection with the BRP to hold the assets of the SERP. It is anticipated that this trust will be funded with contributions from the Bank for the purpose of providing the benefits promised under the terms of the SERP. The trust may hold a variety of assets including the Company's stock, other securities, insurance contracts and cash. The SERP participants have only the rights of unsecured creditors with respect to the trust's assets, and will not recognize income with respect to benefits provided by the SERP until they receive such benefits. The assets of the trust are considered part of the general assets of the Bank and are subject to the claims of the Bank's creditors in the event of the Bank's insolvency. Earnings on the trust's assets are taxable to the Bank.

     Stock Option Plans. The Board of Directors of the Company intends to adopt stock-based benefit plans which would provide for the granting of options to purchase Common Stock to eligible officers, employees and directors of the Company and Bank. Stock options are intended to be granted under either a separate stock option plan for officers and employees (the "Incentive Option Plan") and a separate option plan for outside directors (the "Directors' Option Plan") (collectively, the "Option Plans") or under a single Master Stock-Based Benefit Plan which would incorporate the benefits and features of the Incentive Option Plan and Directors' Option Plan. Applicable NYBD and FDIC regulations require that, in the event a non-tax qualified stock benefit plan or stock option plan is adopted within the first year after Conversion by a converted institution, such plans must be approved by a majority of the institution's stockholders at a meeting which may be held no earlier than six months after the completion of the conversion. Accordingly, if such requirements are applicable, the Board of Directors intends to present the Option Plans or the Master Stock-Based Benefit Plan to stockholders for approval and intends to reserve an amount equal to 10% of the shares of Company's outstanding shares of Common Stock, for issuance under the Option Plans or Master Stock-Based Benefit Plan. NYBD regulations also provide that, in the event such plan is implemented within the one year following the conversion, no individual officer or employee of the Bank may receive more than 25% of the options granted under the Option Plans or Master Stock-Based Benefit Plan and non-employee directors may not receive more than 5% individually, or 30% in the aggregate of the options granted under the Option Plans, and NYBD and FDIC regulations provide that exercise price of any options granted under any such plan must be the market price of the Common Stock as of the date of grant.

     The stock option benefits provided under the Incentive Option Plan or Master Stock-Based Benefit Plan will be designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. The granting or vesting of stock options may be conditioned upon the achievement of individual or Company-wide performance goals, including the achievement by the Company or Bank of specified levels of net income, asset growth, return on equity or other specific financial performance goals. All full-time salaried and commission paid employees of the Company and its subsidiaries may be eligible to participate in the Incentive Option Plan. The Incentive Option Plan or Master Stock-Based Benefit Plan would provide for the grant of: (i) options to purchase the Company's Common Stock intended to qualify as incentive stock options under Section 422 of the Code ("Incentive Stock Options"); (ii) options that do not so qualify ("Non-Statutory Stock Options"); and (iii) Limited Rights (discussed below) which will be exercisable only upon a change in control of the Bank or the Company. Unless sooner terminated, the Incentive Option Plan or Master Stock-Based Benefit Plan would be in effect for a period of ten years from the earlier of adoption by the Board of Directors or approval by the Company's Stockholders. Subject to stockholder approval, the Company intends to grant options with Limited Rights under the Incentive Option Plan or Master Stock-Based Benefit Plan at an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Subject to any applicable NYBD and FDIC regulations, upon exercise of "Limited Rights" in the event of a change in control, the employee will be entitled to receive a lump sum cash payment equal to the difference between the exercise price of the related option and the fair market value of the shares of common stock subject to the option on the date of exercise of the right in lieu of purchasing the stock underlying the option. It is anticipated that all options granted contemporaneously with stockholder approval of the Incentive Option Plan will be intended to be Incentive Stock Options to the extent permitted under Section 422 of the Code.

     Under the Incentive Option Plan or Master Stock-Based Benefit Plan, it is expected that the Personnel Committee will determine which officers and employees will be granted options and Limited Rights, whether such options will be Incentive or Non-Statutory Stock Options, the number of shares subject to each option, the exercise price of each non-statutory stock option, whether such options may be exercised by delivering other shares of Common Stock and when such options become exercisable. It is expected that the per share exercise price of an Incentive Stock Option will be required to be at least equal to the fair market value of a share of Common Stock on the date the option is granted.

     If the Incentive Option Plan or Master Stock-Based Benefit Plan is adopted in the form described above, an employee will not be deemed to have received taxable income upon grant or exercise of any Incentive Stock Option, provided that such shares received through the exercise of such option are not disposed of by the employee for at least one year after the date the stock is received in connection with the option exercise and two years after the date of grant of the option. No compensation deduction would be able to be taken by the Company as a result of the grant or exercise of Incentive Stock Options, provided such shares are not disposed of before the expiration of the period described above (a "disqualifying disposition"). In the case of a Non-Statutory Stock Option, and in the case of a disqualifying disposition of an Incentive Stock Option, an employee will be deemed to receive ordinary income upon exercise of the stock option in an amount equal to the amount by which the exercise price exceeds the fair market value of the Common Stock purchased by exercising the option on the date of exercise. The amount of any ordinary income deemed to be received by an optionee upon the exercise of a Non-Statutory Stock Option or due to a disqualifying disposition of an Incentive Stock Option would be a deductible expense for tax purposes for the Company. In the case of Limited Rights, upon exercise, the option holder would have to include the amount paid to him or her upon exercise in his gross income for federal income tax purposes in the year in which the payment is made and the Company would be entitled to a deduction for federal income tax purposes of the amount paid.

     If the Incentive Option Plan or Master Stock-Based Benefit Plan is adopted in the form described above, stock options would become vested and exercisable in the manner specified by the Company, subject to applicable NYBD and FDIC regulations. Options granted in connection with the Incentive Option Plan or Master Stock-Based Benefit Plan could be exercisable for three months following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death or disability, options accelerate and become fully vested and could be exercisable for up to one year thereafter or such longer period as determined by the Company. However, any Incentive Stock Options exercised more than three months following the date the employee ceases to perform services as an employee, other than termination due to death or disability, would be treated as a Non-Statutory Stock Option as described above. In the event of retirement, if the optionee continues to perform services as a Director, Director Emeritus or consultant on behalf of the Bank, the Company or an affiliate, unvested options would continue to vest in accordance with their original vesting schedule until the optionee ceases to serve as a Director, Director Emeritus or consultant. If the Incentive Stock Option Plan or Master Stock-Based Benefit Plan is adopted in the form described above, the Company, if requested by the optionee, could elect, in exchange for vested options, to pay the optionee, or beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the options on the date of the employee's termination of employment.

     Under the Directors' Option Plan or Master Stock-Based Benefit Plan contemplated, the exercise price per share of each option granted may be equal to the fair market value of the shares of Common Stock on the date the option is granted. All Options granted to outside directors under the Directors' Option Plan or Master Stock-Based Benefit Plan would be Non-Statutory Stock Options and would vest and become exercisable in a manner specified by the Company, subject to applicable NYBD and FDIC regulations, and would expire upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a Director, Director Emeritus or consultant. In the event of the death or disability of a participant, all previously granted options would immediately vest and become fully exercisable.

     It is intended that, subject to any applicable NYBD or FDIC regulations, the Incentive Option Plan and the Directors' Option Plan or Master Stock-Based Benefit Plan described above provide for accelerated vesting of previously granted options in the event of a change in control of the Company or the Bank. A change in control would be defined in the contemplated Incentive Option Plan, Master Stock-Based Benefit Plan or the Directors' Option Plan generally to occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of any class of equity security of the Company or the Bank or in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Bank or contested election of directors which resulted in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

     Stock Programs. The Company intends to establish performance based Stock Programs as a method of providing officers, employees and non-employee directors of the Bank and Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The benefits intended to be granted under the Stock Programs may be provided for under either a separate plan for officers and employees and a separate plan for outside directors or under the Master Stock-Based Benefit Plan which would incorporate the benefits and features of such separate Stock Program plans and the Stock Option Plans discussed above. In the event the Stock Programs are implemented within the first year after conversion of the Bank, NYBD regulations require that plans such as the Stock Programs be approved by stockholders at a meeting of stockholders, which pursuant to applicable NYBD regulations, may be held no earlier than six months after the completion of the Conversion. Accordingly, if such requirements are applicable, the Company intends to present the Stock Programs or Master Stock-Based Benefit Plan for stockholder approval.

     The Bank or Company expects to contribute funds to the Stock Programs or Master Stock-Based Benefit Plan to enable such plans to acquire, in the aggregate, an amount equal to 4% of the shares of

Common Stock issued in the Conversion, including shares issued to the Foundation. These shares would be acquired through open market purchases, if permitted, or from authorized but unissued shares. Although no specific award determinations have been made, the Company anticipates that it would provide stock awards to the directors and employees of the Company or Bank or their affiliates to the extent permitted by applicable regulations. NYBD regulations provide that, to the extent the Stock Programs are implemented within one year after the Conversion, no individual employee may receive more than 25% of the shares of any plan and non-employee directors may not receive more than 5% of any plan individually or 30% in the aggregate for all directors.

     A committee of the Board of Directors would administer the Stock Programs or Master Stock-Based Benefit Plan described above. Under the Stock Programs or Master Stock-Based Benefit Plan, awards would be granted in the form of shares of Common Stock held by the plans. Awards would be non-transferable and non-assignable. The Board intends to appoint an independent fiduciary to serve as trustee of the trust to be established pursuant to the Stock Programs or Master Stock-Based Benefit Plan. Allocations and grants to officers and employees under the Stock Programs or Master Stock-Based Benefit Plan may be made in the form of base grants and allocations based on performance goals. The granting or vesting of stock awards under the Stock Programs or Master Stock-Based Benefit Plan may be conditioned upon the achievement of individual or Company-wide performance goals, including the Company's or Bank's achievement of specified levels of net income, return on assets, return on equity or other specified financial performance goals and will be subject to applicable NYBD and FDIC regulations.

     In the event of death, grants would be 100% vested. In the event of disability, grants would be 100% vested upon termination of employment of an officer or employee, or upon termination of service as a director. In the event of retirement, if the participant continues to perform services as a Director, Director Emeritus or consultant on behalf of the Bank, the Company or an affiliate or, in the case of a retiring Director, Director Emeritus, or as a consulting director, unvested grants would continue to vest in accordance with their original vesting schedule until the recipient ceases to perform such services at which time any unvested grants would lapse.

     It is intended that the Stock Programs or Master Stock-Based Benefit Plan described above would provide for accelerated vesting of shares granted under the Stock Programs or Master Stock-Based Benefit Plan in the event of a change in control of the Bank or Company. A change in control is expected to be defined in the Stock Programs or Master Stock-Based Benefit Plan generally to occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of a class of equity securities of the Company or the Bank or in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Bank or contested election of directors which results in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

     When shares become vested in accordance with the Stock Programs or Master Stock-Based Benefit Plan described above, the participants would recognize income equal to the fair market value of the Common Stock at that time. The amount of income recognized by the participants would be a deductible expense for tax purposes for the Company. When shares become vested and are actually distributed in accordance with the Stock Programs or Master Stock-Based Benefit Plan, the participants would receive amounts equal to any accrued dividends with respect thereto. Prior to vesting, recipients of grants could direct the voting of the shares awarded to them. Shares not subject to grants and shares allocated subject to performance goals may be voted by the trustee of the Stock Programs or Master Stock-Based Benefit

Plan in proportion to the directions provided with respect to shares subject to grants. Vested shares are distributed to recipients as soon as practicable following the day on which they are vested.

     In the event that additional authorized but unissued shares are acquired by the Stock Programs or Master Stock-Based Benefit Plan after the Conversion, the interests of existing shareholders would be diluted.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

     The following table sets forth information as to those person believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on the Record Date or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC in accordance with Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act") as well as the ownership of the Company's Common Stock by directors and executive officers as of March 1, 1997. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of March 1, 1997.

                       Name and Address of        Amount and Nature of      Percent
Title of Class          Beneficial Owner          Beneficial Ownership      of Class
----------------- ------------------------------ ------------------------ ----------
Common Stock      The Roslyn Savings Bank                3,491,397(1)       8.0%(1)
                  Employee Stock Ownership Plan
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Joseph L. Mancino                         50,875            *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Floyd N. York                             40,000            *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Victor C. McCuaig                          7,237            *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      John P. Nicholson                          8,620            *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      James E. Swiggett                         51,466            *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Robert G. Freese                               0            *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

                       Name and Address of        Amount and Nature of      Percent
 Title of Class         Beneficial Owner          Beneficial Ownership      of Class
-----------------  -------------------------- ------------------------ --------------
Common Stock      Thomas J. Calabrese, Jr.                   200              *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Dr. Edwin Martin, Jr.                    1,000              *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Richard C. Webel                             0              *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      John R. Bransfield, Jr.                  2,426              *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      John L. Klag                             4,769              *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Michael P. Puorro                       13,606              *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

Common Stock      Arthur W. Toohig                        13,092              *
                  1400 Old Northern Boulevard
                  Roslyn, New York  11576

All Directors and Executive Officers as a group
    (17 persons)..................................       220,101              *%
                                                         =======              ==

_______________
* Represents less than one percent (1%) of the Company's outstanding common stock.

(1) Shares of Common Stock were acquired by the ESOP following the Conversion in open market transactions. The ESOP Committee administers the ESOP. Marine Midland Bank has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. At March 5, 1997, 0 shares had been allocated under the ESOP and 3,491,397 shares remain unallocated. With respect to unallocated shares, such unallocated shares will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received for participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------


     The Bank's policies do not permit the Bank to make loans to any of its Directors and executive officers. The Company intends that all transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its Common Stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arms-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Bank and its subsidiaries are filed as part of this document under Item 8:

     -         Consolidated Statements of Financial Condition at December 31,
               1996 and 1995
     -         Consolidated Statements of Income for the Years Ended December
               31, 1996, 1995 and 1994
     -         Consolidated Statements of Changes in Retained Earnings for the
               Years Ended December 31, 1996, 1995 and 1994
     - Consolidated Statements of Cash Flows for each of the years in the three year-period ended December 31, 1996
     -         Notes to Consolidated Financial Statements
     -         Independent Auditors' Report

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

(A) 2. FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(B)  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1996

     None

(C)  EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

Exhibit
Number
------

3.1  Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
3.2  By-Laws of Roslyn Bancorp, Inc. (1)
10.1 Form of Employment Agreement between the Bank and Joseph L. Mancino and Form of Employment Agreement between the Company and Joseph L.
     Mancino(1)
10.2 Form of Employment Agreement between the Bank and John R. Bransfield, Jr. and Form of Employment Agreement between the Company and John R. Bransfield, Jr.(1)
10.3 Form of Employment Agreement between the Bank and Michael P. Puorro and Form of Employment Agreement between the Company and Michael P. Puorro(1)
10.4 Form of Employment Agreement between the Bank and John L. Klag and Form of Employment Agreement between the Company and John L. Klag(1)
10.5 Form of Employment Agreement between the Bank and Arthur W. Toohig and Form of Employment Agreement between the Company and Arthur W. Toohig(1)
10.6 The Roslyn Savings Bank Employee Severance Compensation Plan(1)
10.7 Management's Supplemental Executive Retirement Plan(1)
10.8 Employee Stock Ownership Plan and Trust(1)
11.0 Statement Re:  Computation of Per Share Earnings(2)
21.0 Subsidiaries Information Incorporated Herein By Reference to Part 1 - Subsidiaries
27.0 Financial Data Schedule

_______________

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-10471.
(2)  Not applicable as the Company did not have earnings in 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ROSLYN BANCORP, INC.
                  ------------------------------------------
                                 (Registrant)

                            /s/      Joseph L. Mancino            March 31, 1997
                  ------------------------------------------      --------------
                   Joseph L. Mancino, Chairman of the Board,
                     President, & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                                          TITLE                     DATE
------------------------------  ---------------------------------  --------------
/s/ Joseph L. Mancino           Chairman of the Board, President,  March 31, 1997
------------------------------                                     --------------
Joseph L. Mancino               & Chief Executive Officer

/s/ Michael P. Puorro           Treasurer and Chief Financial      March 31, 1997
------------------------------                                     --------------
Michael P. Puorro               Officer

/s/ Floyd N. York               Director                           March 31, 1997
------------------------------                                     --------------
Floyd N. York

/s/ Victor C. McCuaig           Director                           March 31, 1997
------------------------------                                     --------------
Victor C. McCuaig

/s/ John P. Nicholson           Director                           March 31, 1997
------------------------------                                     --------------
John P. Nicholson

/s/ James E. Swiggett           Director                           March 31, 1997
------------------------------                                     --------------
James E. Swiggett

/s/ Robert E. Freese            Director                           March 31, 1997
------------------------------                                     --------------
Robert E. Freese

/s/ Thomas J. Calabrese, Jr.    Director                           March 31, 1997
------------------------------                                     --------------
Thomas J. Calabrese, Jr.

/s/ Dr. Edwin Martin, Jr.       Director                           March 31, 1997
------------------------------                                     --------------
Dr. Edwin Martin, Jr.

/s/ Richard C. Webel            Director                           March 31, 1997
------------------------------                                     --------------
Richard C. Webel