Form 10-Q
period 1997-03-31
ROSLYN BANCORP INC
filed 1997-05-15
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997                     0-28886
                                                         Commission File Number

                             ROSLYN BANCORP, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

                 Delaware                          11-3333218
         --------------------------------   -------------------------
          (State or Other Jurisdiction of    (I.R.S. Employer
          Incorporation or Organization)      Identification No.)

              1400 Old Northern Boulevard, Roslyn, New York 11576
         ------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)

                                (516) 621-6000
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
         ------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act

                         Common Stock, $.01 par value
         ------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [_]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

The Registrant had 43,642,459 shares of Common Stock outstanding as of April 30, 1997.

                                   Form 10-Q
                             ROSLYN BANCORP, INC.
                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.   Financial Statements - Unaudited

          Consolidated Statements of Financial Condition at
           March 31, 1997 and December 31, 1996                            2

          Consolidated Statements of Income for the three months
           ended March 31, 1997 and 1996                                   3

          Consolidated Statement of Changes in Stockholders' Equity
           for the three months ended March 31, 1997                       4

          Consolidated Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996                            5

          Notes to Unaudited Consolidated Financial Statements            6-10

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11-16

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                                17

ITEM 2.   Changes in Securities                                            17

ITEM 3.   Defaults Upon Senior Securities                                  17

ITEM 4.   Submission of Matters to a Vote of Security Holders              17

ITEM 5.   Other Information                                                17

ITEM 6.   Exhibits and Reports on Form 8-K                                 18

Signature Page                                                             19

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                                                                        March 31,            December 31,
                                                                                         1997                   1996
                                                                                    ----------------       ---------------
                                     ASSETS
Cash and cash equivalents:
 Cash and cash items..............................................................  $          2,088       $         2,284
 Due from banks...................................................................            25,568                 9,786
 Money market investments.........................................................            39,000             1,114,240
                                                                                    ----------------       ---------------
                                                                                              66,656             1,126,310
Debt and equity securities, net:
 Held-to-maturity (estimated fair value of $2,053 and $2,067,
  respectively)...................................................................             1,930                 1,930
 Available-for-sale...............................................................           494,359               486,896
Mortgage-backed and mortgage related securities, net:
 Held-to-maturity (estimated fair value of $256,763 and $276,046,
  respectively)...................................................................           259,906               276,632
 Available-for-sale...............................................................         1,330,435             1,159,411
                                                                                    ----------------       ---------------
                                                                                           2,086,630             1,924,869
Loans held for sale, net..........................................................             9,264                14,134
Loans receivable held for investment, net:
 Real estate loans, net...........................................................           642,553               510,969
 Consumer and student.............................................................             1,290                 1,241
                                                                                    ----------------       ---------------
                                                                                             643,843               512,210
 Less allowance for possible loan losses..........................................           (23,445)              (23,320)
                                                                                    ----------------       ---------------
                                                                                             620,398               488,890
Banking house and equipment, net..................................................            17,136                17,235
Accrued interest receivable.......................................................            19,710                18,665
Mortgage servicing rights, net....................................................             8,796                 8,695
Excess of cost over fair value of net assets acquired.............................             3,258                 3,375
Real estate owned, net............................................................               867                 1,698
Deferred tax asset, net...........................................................            10,991                 5,022
Other assets......................................................................             5,721                 9,060
                                                                                    ----------------       ---------------
    Total assets..................................................................  $      2,849,427       $     3,617,953
                                                                                    ================       ===============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Savings accounts.................................................................  $        410,036       $       646,650
 Certificates of deposit..........................................................         1,155,237             1,128,053
 Money market accounts............................................................            56,246                75,157
 Demand deposit accounts..........................................................           102,273               105,675
                                                                                    ----------------       ---------------
    Total deposits................................................................         1,723,792             1,955,535
Borrowed funds....................................................................           445,139                 1,829
Accrued dividends and interest on deposits........................................             6,757                 6,636
Mortgagors' escrow and security deposits..........................................            23,246                17,725
Accrued taxes payable.............................................................             8,962                12,185
Non-depository stock subscriptions................................................                 -             1,356,911
Accrued expenses and other liabilities............................................            26,858                17,783
                                                                                    ----------------       ---------------
    Total liabilities.............................................................         2,234,754             3,368,604
                                                                                    ----------------       ---------------
Stockholders' equity:
 Preferred stock, $. 01 par value, 10,000,000 shares authorized;
  none issued ....................................................................                 -                     -
 Common stock, $ .01 par value, 100,000,000 shares
  authorized; 43,642,459 shares issued and outstanding at
  March 31, 1997..................................................................               436                     -
 Additional paid-in-capital.......................................................           422,952                     -
 Retained earnings - substantially restricted.....................................           237,618               235,154
 Unallocated common stock held by ESOP............................................           (53,357)                    -
 Net unrealized gain on securities available-for-sale, net of tax.................             7,024                14,195
                                                                                    ----------------       ---------------
    Total stockholders' equity....................................................           614,673               249,349
                                                                                    ----------------       ---------------
    Total liabilities and stockholders' equity....................................  $      2,849,427       $     3,617,953
                                                                                    ================       ===============

     See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                  For the
                                                                                             three months ended
                                                                                                  March 31,
                                                                                          -----------------------------
                                                                                              1997             1996
                                                                                          -----------       -----------
Interest income:
   Federal funds sold and short-term deposits...........................................  $     2,918       $      312
   Debt and equity securities...........................................................        8,264            6,799
   Mortgage-backed and mortgage related securities......................................       27,127           13,514
   Real estate loans....................................................................       11,668            9,015
   Consumer and student loans...........................................................           73              167
                                                                                          -----------       -----------
        Total interest income...........................................................       50,050           29,807
Interest expense:                                                                         -----------       -----------
   Deposits.............................................................................       21,690           15,429
   Borrowed funds.......................................................................        3,725              323
                                                                                          -----------       -----------
        Total interest expense..........................................................       25,415           15,752
                                                                                          -----------       -----------
Net interest income before provision for possible loan
  losses................................................................................       24,635           14,055
Provision for possible loan losses......................................................          150              100
                                                                                          -----------       -----------
Net interest income after provision for possible loan losses............................       24,485           13,955
Non-interest income:                                                                      -----------       -----------
   Loan servicing and fee income........................................................        1,726            1,181
   Net gains on sales of loans..........................................................          673              710
   Net gains on securities..............................................................          349               35
   Net gains (losses) on real estate operations.........................................           56              (75)
   Other non-interest income............................................................           42              240
                                                                                          -----------       -----------
        Total non-interest income.......................................................        2,846            2,091
Non-interest expense:                                                                     -----------       -----------
   General and administrative expenses:
     Compensation and employee benefits.................................................        6,809            4,989
     Occupancy and equipment............................................................          829              864
     Deposit insurance premiums.........................................................          158                1
     Advertising and promotion..........................................................          599              477
     Other non-interest expenses........................................................        3,113            1,906
                                                                                          -----------       -----------
        Total general and administrative expenses.......................................       11,508            8,237
   Amortization of excess of cost over fair value of net
     assets acquired....................................................................          117              117
   Charitable contribution..............................................................       12,711                -
                                                                                          -----------       -----------
        Total non-interest expense......................................................       24,336            8,354
                                                                                          -----------       -----------
Income before income taxes..............................................................        2,995            7,692
Provision for income taxes..............................................................          531            2,247
                                                                                          -----------       -----------
Net income..............................................................................  $     2,464       $    5,445
                                                                                          ===========       ===========
Net income per common share.............................................................  $      0.06       $         -
                                                                                          ===========       ===========

    See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

              (In thousands, except share and per share amounts)



                                                                                                                 For the
                                                                                                            three months ended
                                                                                                              March 31, 1997
                                                                                                              --------------
Common Stock (Par Value)
------------------------
Issuance of 42,371,359 shares of $.01 par value common stock in initial public offering..........................$       423
Issuance of 1,271,100 shares of $.01 par value common stock to The Roslyn Savings Foundation.....................         13
                                                                                                                    ---------
Balance at end of period.........................................................................................        436
                                                                                                                    ---------

Additional Paid-in-Capital
--------------------------
Issuance of 42,371,359 shares of common stock in initial public offering at $10.00 per share, net of conversion
related expenses.................................................................................................    410,227
Issuance of 1,271,100 shares of common stock at $10.00 per share to The Roslyn Savings Foundation................     12,699
Excess of ESOP compensation cost measured using fair value of stock over its related cost........................         26
                                                                                                                    ---------
Balance at end of period.........................................................................................    422,952
                                                                                                                    ---------

Retained Earnings-Substantially Restricted
------------------------------------------
Balance at beginning of period...................................................................................    235,154
Net income.......................................................................................................      2,464
                                                                                                                    ---------
Balance at end of period.........................................................................................    237,618
                                                                                                                    ---------

Unallocated Common Stock Held by ESOP
-------------------------------------
Open market purchases of Roslyn Bancorp, Inc. common stock by ESOP trustee.......................................    (54,805)
Allocation from shares purchased with 1996 contribution..........................................................      1,000
Allocation from shares purchased with loan from Roslyn Bancorp, Inc..............................................        448
                                                                                                                    ---------
Balance at end of period.........................................................................................    (53,357)
                                                                                                                    ---------

Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Tax
-------------------------------------------------------------------
Balance at beginning of period...................................................................................     14,195
Change in unrealized gain (loss) on securities available-for-sale, net of tax....................................     (7,171)
                                                                                                                    ---------
Balance at end of period.........................................................................................      7,024
                                                                                                                    ---------

Total stockholders' equity.......................................................................................$   614,673
                                                                                                                    =========

     See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)


                                                                                                   For the
                                                                                              three months ended
                                                                                                   March 31,
                                                                                     -----------------------------------
                                                                                         1997                  1996
                                                                                     -----------------  ----------------
Cash flows from operating activities:
 Net income.................................................................         $      2,464          $      5,445
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Charitable contribution of Roslyn Bancorp, Inc.
    common stock to The Roslyn Savings Foundation...........................               12,711                     -
   Provision for possible loan losses.......................................                  150                   100
   Provision for possible losses on real estate owned.......................                    -                    50
   Originated mortgage servicing rights, net of amortization................                 (101)                 (166)
   Amortization of excess of cost over fair value of
    net assets acquired.....................................................                  117                   117
   Depreciation and amortization............................................                  380                   304
   Accretion of discounts, net of amortization of premiums..................                 (480)                 (374)
   Amortization of premium on callable preferred stock......................                   83                   175
   Allocation of ESOP stock.................................................                  474                     -
   Proceeds from sales of loans held for sale,
    net of originations and purchases.......................................                5,569                (5,043)
   Gains on sales of loans..................................................                 (673)                 (710)
   Net gains on securities..................................................                 (349)                  (35)
   Net gains on sales of real estate owned..................................                 (134)                   (9)
   (Increase) decrease in deferred income taxes.............................                 (621)                  236
   Changes in assets and liabilities:
     Increase in accrued interest receivable................................               (1,045)               (1,236)
     Decrease (increase) in other assets....................................                3,327                (1,622)
     Increase in accrued dividends and interest on deposits.................                  121                   931
     (Decrease) increase in accrued taxes payable...........................               (3,223)                1,524
     Increase in accrued expense and other liabilities......................                9,075                10,442
     Net increase in unearned income........................................                1,072                     4
                                                                                     -------------         -------------
      Net cash provided by operating activities.............................               28,917                10,133
                                                                                     -------------         -------------
Cash flows from investing activities:
 Proceeds from sales and repayments of mortgage-backed
  and mortgage related securities held-to-maturity..........................               16,866                19,459
 Proceeds from sales and repayments of debt, equity,
  mortgage-backed and mortgage related securities
  available for sale........................................................               90,695                88,592
 Purchases of debt, equity, mortgage-backed and
  mortgage related securities available-for-sale............................             (281,094)             (216,373)
 Loan originations and purchases, net of principal repayments...............             (132,756)              (16,645)
 Purchases of banking house and equipment, net..............................                 (281)                 (293)
 Proceeds from sales of real estate owned...................................                  977                   733
                                                                                     -------------         -------------
  Net cash used in investing activities.....................................             (305,593)             (124,527)
                                                                                     -------------         -------------
Cash flows from financing activities:
 Decrease in demand deposit, money market,
  and savings accounts......................................................             (258,927)               (8,238)
 Increase in certificates of deposit........................................               27,184                68,246
 Increase in borrowed funds.................................................              443,310                68,241
 Increase in mortgagors' escrow and security deposits.......................                5,521                 6,616
 Net proceeds of common stock issuance......................................              410,650                     -
 Loan to ESOP for open market purchase of common stock......................              (53,805)                    -
 Decrease in non-depository stock subscriptions.............................           (1,356,911)                    -
                                                                                     -------------         -------------
  Net cash (used) provided by financing activities..........................             (782,978)              134,865
                                                                                     -------------         -------------
Net (decrease) increase in cash and cash equivalents........................           (1,059,654)               20,471
Cash and cash equivalents at beginning of period............................            1,126,310                21,271
                                                                                     -------------         ------------
Cash and cash equivalents at end of period..................................         $     66,656          $     41,742
                                                                                     =============         =============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowed funds...................................         $     25,294          $     14,821
                                                                                     =============         =============
  Income taxes..............................................................         $      3,880          $        597
                                                                                     =============         =============
 Non-cash investing activities:
  Additions to real estate owned, net.......................................         $         12          $         81
                                                                                     =============         =============

    See accompanying notes to unaudited consolidated financial statements.

                     ROSLYN BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (the "Company"), its direct wholly-owned subsidiary The Roslyn Savings Bank (the "Bank"), and the subsidiaries of the Bank.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For the three months ended March 31, 1997, the weighted average number of shares of common stock outstanding was 40,708,683. For the three months ended March 31, 1997, such shares have been reduced, in accordance with the provisions of AICPA Statement of Position 93-6, "Employers' Accountings for Employee Stock Option Plans", by the weighted average number of unallocated shares of common stock held by the Bank's Employee Stock Ownership Plan.

3.   CONVERSION TO STOCK FORM OF OWNERSHIP

On May 29, 1996, the Board of Trustees of the Bank adopted a Plan of Conversion, which was subsequently amended on July 30, 1996 and September 30, 1996, to convert the Bank from a New York State chartered mutual savings bank to a New York State chartered stock savings bank with the concurrent formation of a holding company, Roslyn Bancorp, Inc. (the "Conversion").

The Conversion was completed on January 10, 1997, with the issuance by the Company of 42,371,359 shares of its common stock, at a price of $10.00 per share, in an initial public offering to the Bank's eligible depositors. The Company received gross proceeds from the Conversion of $423.7 million, before the reduction from gross proceeds of $13.1 million for estimated Conversion related expenses. On the date of the Conversion, $145.3 million of deposits and $278.4 million of non-depository stock subscriptions funds were transferred to stockholder's equity, and $1.08 billion of non-depository stock subscriptions funds were subsequently returned to subscribers.

Concurrent with the close of the stock offering, an additional 1,271,100 shares of authorized but unissued shares of common stock were donated by the Company to The Roslyn Savings Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within the Bank's local community.

The Company recognized a one-time charge of $12.7 million, the full amount of the contribution made to the Foundation, in the first quarter of 1997. The contribution to the Foundation will be fully tax deductible, subject to an annual limitation based upon the Company's annual taxable income.

4.   EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP"). The ESOP is a tax qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be able to participate in the ESOP. Subsequent to the Conversion, the ESOP purchased, primarily through a $53.8 million loan from the Company and an initial $1.0 million contribution from the Bank, 8% or 3,491,397 shares of common stock on the open market. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 30 years. The Company recognizes compensation expense attributable to its ESOP, other than the initial $1.0 million contribution which was charged to compensation expense in 1996, over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three months ended March 31, 1997, compensation expense attributable to the ESOP was $474,000.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based upon the entity's common stock price, except for employee stock ownership plans. The statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. SFAS No. 123 established a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 does not require an entity to adopt the fair value based method for financial statement preparation purposes. An entity may choose to continue using the APB No. 25 method or adopt the SFAS No. 123 method. The FASB considers the fair value method of SFAS No. 123 to be the preferable method as compared to the APB No. 25 method. Additionally, once the SFAS No. 123 method is adopted, the entity can not revert to the APB No. 25 method, and must apply it to all of its compensation plans and transactions. For entities not adopting the SFAS No. 123 method, the entity must display in the footnotes to the financial statements the proforma net income and earnings per share information as if the SFAS No. 123 method had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years beginning after December 31, 1995. The Company did not have any stock-based compensation arrangements with its employees as of March 31, 1997.

In June 1996, the FASB issued SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS No. 76, "Extinguishment of Debt," and SFAS No. 77,

"Reporting by Transferors for Transfers of Receivables with Recourse," and SFAS No. 122, and amends SFAS No. 115 and SFAS No. 65.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The FASB was made aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of SFAS No. 125 to those transactions as soon as January 1, 1997. As a result, SFAS No. 127 defers for one year the effective date, (a) of paragraph 15 of SFAS No. 125 and (b) for repurchase agreement, dollar-roll, securities lending and similar transactions, of paragraphs 9-12 and 237(b) of SFAS No. 125. Adoption of SFAS No. 125, as amended by SFAS No. 127, effective January 1, 1997, did not have a material effect on the Company's financial statements. The remaining provisions of SFAS No. 125 will continue to be applied prospectively and are not expected to have a material effect on the Company's financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". The statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The statement establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB No. 10, "Omnibus Opinion -- 1966", and No. 15, "Earnings per Share", and SFAS Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. SFAS No. 129 eliminates the exemption of non-public entities from certain disclosure requirements of APB No. 15 as provided by SFAS Statement No. 21, "Suspension of the Reporting of Earnings per Share and Segment Information by Non-Public Enterprises." It supersedes specific disclosure requirements of APB No. 10 and 15 and SFAS No. 47 and consolidates them in SFAS No. 129 for ease of retrieval and for greater visibility to nonpublic entities.

SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB No. 10 and 15 and Statement No. 47. Accordingly, when adopted, SFAS No. 129 is not expected to have a material effect on the Company's financial statements.


6.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at March 31, 1997 and December 31, 1996, respectively.



                                                                    March 31, 1997             December 31, 1996
                                                              -------------------------   -------------------------
                                                                                  (In thousands)
                                                                                   (Unaudited)

                                                                               Estimated                  Estimated
                                                                 Amortized       fair       Amortized       fair
                                                                   cost          value         cost         value
                                                                   ----          -----         ----         -----
Available-for-sale:
Debt securities:
  United States Government - direct
   and guaranteed.......................................     $    145,306  $    147,330  $    175,440  $    179,259
  United States Government agencies                               167,700       165,998       124,709       124,377
  Other.................................................           13,198        13,319        14,207        14,398
        Total debt securities                                 -----------   -----------   -----------   -----------
        available-for-sale..............................          326,204       326,647       314,356       318,034
                                                              -----------   -----------   -----------   -----------
Equity securities:
       Common..........................................            12,270        21,013        12,110        19,116
       Preferred.......................................           140,138       146,203       143,174       149,248
       Other...........................................               488           496           488           498
        Total equity securities                               -----------   -----------   -----------   -----------
        available-for-sale.............................           152,896       167,712       155,772       168,862
                                                              -----------   -----------   -----------   -----------
 Mortgaged-backed and mortgage related
  securities:
       GNMA pass-through securities, net...............            17,774        19,313        18,737        20,504
       FNMA pass-through securities, net...............             6,146         5,927         6,443         6,263
       FHLMC pass-through securities, net..............           223,556       220,532       220,800       220,264
       GNMA adjustable rate mortgage pass-
         through securities, net.......................           311,444       314,607       268,801       272,432
       Whole loan private collateralized
         mortgage obligations, net.....................           330,911       328,858       276,500       278,033
       Agency collateralized mortgage
         obligations, net..............................           443,600       441,198       360,115       361,915
                                                              -----------   -----------   -----------   -----------
         Total mortgage-backed and mortgage
            related securities available-for-sale, net.         1,333,431     1,330,435     1,151,396     1,159,411
                                                              -----------   -----------   -----------   -----------
         Total securities available-for-sale...........      $  1,812,531  $  1,824,794  $  1,621,524  $  1,646,307
                                                              ===========   ===========   ===========   ===========
Held-to-maturity, net:
 Debt securities:
       State, county and municipal.....................      $      1,930  $      2,053  $      1,930  $      2,067

 Mortgaged-backed and mortgage related
  securities:
       Whole loan private collateralized mortgage
           obligations, net............................           259,906       256,763       276,632       276,046
                                                              -----------   -----------   -----------   -----------

         Total securities held-to-maturity, net........      $    261,836  $    258,816  $    278,562  $    278,113
                                                              ===========   ===========   ===========   ===========

7.   LOANS RECEIVABLE, NET

     Loans receivable, net at March 31, 1997 and December 31, 1996 consist of the following:


                                                     March 31, 1997            December 31, 1996
                                                     --------------            -----------------
                                                                   (In thousands)
                                                                     (Unaudited)
Real estate loans:
    One-to four-family...............................  $    358,248                 $    263,337
    Multi-family.....................................        41,741                       46,576
    Commercial real estate...........................       202,423                      168,797
    Construction and development.....................        40,501                       37,459
    Home equity and second mortgage..................         9,662                        9,506
Consumer.............................................         1,290                        1,241
Student..............................................         2,286                        1,576
                                                        -----------                  -----------
                Gross loans..........................       656,151                      528,492
Less :
    Unamortized discounts, net.......................         1,245                          701
    Deferred loan fees...............................         1,172                          881
    Deferred mortgage interest.......................           627                          566
    Allowance for possible loan losses...............        23,445                       23,320
                                                        -----------                  -----------
                Total loans, net.....................       629,662                      503,024

Less :
    Loans held for sale, net:
          One- to four-family, net...................         6,978                       12,558
          Student....................................         2,286                        1,576
                                                        -----------                  -----------
                Loans receivable held for
                  investment, net....................  $    620,398                 $    488,890
                                                        ===========                  ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank (the "Bank"), a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual to stock conversion which occurred on January 10, 1997.

Financial Condition

     Total assets at March 31, 1997 were $2.85 billion, a decrease of $768.5 million, or 21.2 %, from $3.62 billion at December 31, 1996. The decrease was primarily attributable to the January 10, 1997 consummation of the Bank's conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the return of stock subscription proceeds for unsatisfied subscriptions of Roslyn Bancorp, Inc. common stock. As a result, $145.3 million of deposits and $278.4 million of non-depository stock subscriptions funds were transferred to stockholders' equity of the Company, and $1.08 billion of non-depository stock subscriptions funds, which were held in short-term money market investments, were returned to subscribers. The effect of such resulted in a $1.08 billion decrease in short-term money market investments from $1.11 billion at December 31, 1996 to $39.0 million at March 31, 1997.

     Excluding the effect of the $1.08 billion of non-depository stock subscriptions funds returned to subscribers, total assets increased by $310.1 million due to a $178.5 million increase in securities available-for-sale and a $131.6 million increase in real estate loans held for investment, net. Asset growth was primarily funded through borrowings and cash flows from the core operating activities of the Bank. Mortgage-backed and mortgage related securities available-for-sale increased by $171.0 million, or 14.8%, from $1.16 billion at December 31, 1996 to $1.33 billion at March 31, 1997. Debt and equity securities available-for-sale at March 31, 1997 totaled $494.4 million, an increase of $7.5 million, or 1.5%, compared to $486.9 million at December 31, 1996. Securities held-to-maturity, net decreased $16.8 million, or 6.0%, to $261.8 million at March 31, 1997 from $278.6 million at December 31, 1996.
These changes in the securities portfolios reflect the effects of securities purchases, securities repayments and maturities, and in the case of the available-for-sale securities portfolio, the effects of securities sales and changes in the estimated fair values of the securities. At March 31, 1997, the available-for-sale portfolio had net unrealized gains of $12.3 million as compared to $24.8 million at December 31, 1996.

     Real estate loans held for investment, net at March 31, 1997 were $642.6 million, an increase of $131.6 million, or 25.8%, from $511.0 million at December 31, 1996 primarily due to the origination of $86.2 million in commercial real estate and one- to four-family loans and the purchase of $89.8 million of one- to four-family real estate loans.

     Deferred tax asset, net at March 31, 1997 was $11.0 million, an increase of $6.0 million, or 118.9%, from $5.0 million at December 31, 1996. The increase was primarily attributable to the decrease in net unrealized gains on the securities available-for-sale portfolio.

     Total liabilities at March 31, 1997 were $2.23 billion, a decrease of $1.14 billion, or 33.66% from $3.37 billion at December 31, 1996. Total deposits decreased by $231.7 million, or 11.9%, from $1.96 billion at December 31, 1996 to $1.72 billion at March 31, 1997. The decrease in total liabilities and total deposits is primarily attributable to the consummation of the Conversion of the Bank from a New York State chartered mutual savings bank to a New York State chartered stock savings bank. The overall decrease in total liabilities was partially offset by a $443.3 million increase in borrowed funds primarily due to management's decision to utilize borrowings, primarily in the form of reverse repurchase agreements, to fund a significant portion of its asset growth and, to a lesser extent, fund deposit outflows.

     Total stockholders' equity increased $365.3 million to $614.7 million at March 31, 1997 from $249.3 million at December 31, 1996. The increase is primarily due to $410.7 million of net proceeds of the initial public offering that was completed on January 10, 1997 which was offset by the reduction in paid-in-capital reflecting unallocated shares of common stock held by the Bank's ESOP of $53.4 million. Additionally, concurrent with the close of the stock offering, the Company donated 1,271,100 shares of common stock to the Foundation which increased stockholders' equity by $12.7 million. In addition to the net proceeds from the initial public offering and the effect of the charitable contribution, the increase in stockholder's equity was also due to net income for the three months ended March 31, 1997 totaling $2.5 million offset by a decrease in net unrealized gains on securities available-for-sale, net of taxes of $7.2 million. The decrease in net unrealized gains on securities available-for-sale from December 31, 1996 to March 31, 1997 resulted primarily from increases in market interest rates during the three months ended March 31, 1997, which lowered the estimated fair value of fixed rate debt and mortgage-backed and mortgage related securities.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and
1996

General

     Net income for the three month period ended March 31, 1997 totaled $2.5 million, or $.06 per share, as compared to net income of $5.4 million for the same period last year. Due to the Bank's conversion and acquisition by the Company on January 10, 1997, the Company had no significant assets or operations prior to such date. Per share data for the quarter ended March 31, 1996 is not applicable. Accordingly, the data presented for the period ended March 31, 1996 reflects the operations of the Bank only and the data presented for the period ended March 31, 1997 reflects the operations of the Company and the Bank and subsidiaries. The period ended March 31, 1997 is the Company's first earnings report as a public company and includes a one-time charge relating to the funding of the Foundation. The Foundation was established and funded with a contribution by the Company of 1,271,100 shares of its common stock as part of the January 10, 1997 conversion of the Bank to a New York State chartered stock savings bank. Such contribution resulted in a $7.4 million charge to earnings on a after tax basis. The Company's net income excluding the effect of funding the Foundation was $9.8 million for the quarter ended March 31, 1997. This represents a $4.4 million increase in net income from the quarter ended March 31, 1996.

Interest Income

     Interest income amounted to $50.1 million for the three months ended March 31, 1997, representing an increase of $20.2 million, or 67.9%, from the same period in 1996. The increase was primarily a result of a $1.18 billion increase in average interest-earning assets. The growth in interest-earning assets was primarily the result of utilizing the net conversion proceeds and the increased borrowed fund position to fund the growth in both the securities and real estate loan portfolios. Additionally contributing to the increase in interest-earning assets was the holding of a significant portion of non-depository stock subscriptions funds in short-term money market investments prior to the consummation of the Conversion on January 10, 1997. Although average interest-earning assets increased, the average yield on interest-earning assets decreased by 29 basis points. The decrease is due in part to the short-term liquidity position maintained prior to the Conversion on January 10, 1997. Short-term liquidity was required to be maintained due to the pending offering of Roslyn Bancorp, Inc. common stock and the anticipated return of approximately $1.08 billion in non-depository stock subscriptions funds. Interest income on mortgage-backed and mortgage related securities increased $13.6 million, from $13.5 million for the three months ended March 31, 1996 to $27.1 million for the same period in 1997 due to an increase of $739.7 million, or 93.9%, in the average balance of these securities and an increase in the average yield on these securities of 24 basis points from 6.86% for the three months ended March 31, 1996 to 7.10% for the three months ended March 31, 1997. These yield increases were due to the increased interest rate environment for new purchases and the upward repricing of securities purchased in prior periods.

     Interest income on real estate loans increased $2.7 million, or 29.4%, to $11.7 million for the three months ended March 31, 1997, from $9.0 million for the same period in 1996. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one-to four-family and commercial real estate loans and the purchase of $89.8 million of one- to four-family real estate loans. Further contributing to the increase in interest income for the quarter ended March 31, 1997 compared to the same period in 1996 was a 8.5% decrease in non-performing loans, from $8.7 million at December 31, 1996 to $8.0 million at March 31, 1997. The increase was partially offset by a 72 basis point decrease in the average yield on real estate loans from 9.52% for the three months ended March 31, 1996, to 8.80% for the same period in 1997 principally due to the origination and purchase of lower yielding mortgage loans.

Interest Expense

     Interest expense for the three months ended March 31, 1997, was $25.4 million, compared to $15.8 million for the three months ended March 31, 1996, an increase of $9.6 million or 61.3%. The increase in interest expense is related to a $811.8 million, or 59.5%, increase the average balance of interest-bearing liabilities from $1.36 billion in 1996 to $2.18 billion in 1997. This increase reflects a $381.3 million increase in the average balance of interest-bearing deposits for the quarter ended March 31, 1997, as compared to the prior year quarter, a 13 basis point increase in the average rate paid on total deposits over the same quarter due to a substantial increase in the average balance of certificates of deposit and a one time $1.3 million expense relating to interest paid on stock subscription escrow funds received in connection with the offering of Roslyn Bancorp, Inc. common stock. The average balance of certificates of deposit increased due to management's strategy of funding asset growth by offering competitive rates, and through the acquisition of $100.0 million of brokered deposits during the third and fourth quarters of 1996. The effect of the higher average balance primarily resulted in an increase of $4.7 million in interest expense on certificates of deposit for the quarter ended March 31, 1997 as compared to the same quarter in 1996.

     Interest expense on borrowed funds increased $3.4 million, from $323,000 at March 31, 1996 to $3.7 million at March 31, 1997, primarily due to an increase of $249.1 million in the average balance of borrowed funds, from $20.1 million for the three months ended March 31, 1996 to $269.2 million for the three months ended March 31, 1997, offset by a 90 basis point decrease in the cost of borrowed funds from 6.43% for the 1996 period to 5.53% for the 1997 period. Borrowed funds, principally reverse repurchase agreements, have been reinvested by the Bank in investment securities and real estate loans leveraging the Bank's capital position and improving the return on equity.

Provision for Possible Loan Losses

     The provision for possible loan losses totaled $150,000 for the three months ended March 31, 1997 as compared to $100,000 for the three months ended March 31, 1996. The provision for possible loan losses for the three months ended March 31, 1997 reflects management's qualitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The increased provision also reflects management's assessment of its continuation of the origination of commercial real estate and construction and development loans. Such loans generally bear a greater degree of risk as compared to one-to four-family loans. At March 31, 1997 and December 31, 1996, the allowance for possible loan losses amounted to $23.4 million and $23.3 million, respectively and the ratio of such allowance to non-performing loans was 293.02% at March 31, 1997 as compared to 266.82% at December 31, 1996. Management of the Bank assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management.

Non-Interest Income

     Non-interest income, exclusive of net securities gains, increased $441,000, or 21.4%, to $2.5 million for the quarter ended March 31, 1997 as compared to $2.1 million for the same period in the prior year. The increase reflects in part, a $545,000 increase in loan servicing and fee income and a $131,000 increase in net gains on real estate operations. The increase in loan servicing and fee income is primarily attributable to $467,000 in fee income earned on temporary bank balances relating to the post conversion return of $1.08 billion of non-depository stock subscriptions. The increase in net gains on real estate operations is primarily due to the sale of one real estate owned property during the first quarter of 1997 which resulted in a gain of $124,000. These increases were partially offset by a $198,000 decrease in other non-interest income primarily due to real estate tax certiorari refunds received during the first quarter of 1996.


Non-Interest Expense

     Non-interest expense totaled $24.3 million for the quarter ended March 31, 1997, as compared to $8.4 million for the quarter ended March 31, 1996, an increase of $15.9 million, or 191.3%. The increase in non-interest expense is primarily attributable to the one-time charge of $12.7 million relating to the funding of the Foundation by the Company. Excluding the effect of funding the Foundation, non-interest expense increased $3.2 million, or 39.2%, to $11.6 million for the quarter ended March 31, 1997 as compared to $8.4 million for the same period in 1996. The $3.2 million increase in non-interest expense was primarily attributable to increases in compensation and employee benefits, including the ESOP, and additional personnel and other costs associated with the late 1996 establishment of two Long Island branch offices, and two mortgage origination offices located in East Hartford and Fairfield, Connecticut. Also contributing to the increase in non-interest expense were additional costs in connection with professional fees and deposit insurance premiums.

Income Taxes

      Total income tax expense decreased $1.7 million, or 76.4%, from $2.2 million recorded during the quarter ended March 31, 1996 to $531,000 during the quarter ended March 31, 1997. The decrease is primarily attributable to the decrease in income before income taxes, due in part to the one-time charitable donation made by the Company to the Foundation in the first quarter of 1997.
The Foundation submitted a request to the Internal Revenue Service to be recognized as a tax-exempt organization and will likely be classified as a private foundation. The contribution of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for a five year period following the contribution. The Company recognized a $12.7 million expense for the full amount of the contribution to the Foundation, offset in part by the $5.3 million corresponding tax benefit, during the first quarter of 1997. This was a major factor in the decline in the effective tax rate from 29.2% during the first quarter of 1996 to 17.7% during the first quarter of 1997.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and mortgage related and debt and equity securities, and to a lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activities of the Bank are the origination of both one-to four-family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. During the three months ended March 31, 1997 and March 31, 1996, the Bank originated and purchased mortgage loans in the amount of $201.0 million and $118.5 million, respectively. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $281.1 million and $216.4 million during the three months ended March 31, 1997 and 1996, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities and by the Bank's increased borrowed funds position during the quarter ended March 31, 1997. Loan sales provided additional liquidity to the Bank, totaling $49.3 million and $57.9 million for the three months ended March 31, 1997 and 1996, respectively.

     The Company closely monitors its liquidity position on a daily basis. Excess, short-term liquidity is invested in overnight federal funds sold. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements. At March 31, 1997, the Company had $444.1 million in reverse-repurchase agreements outstanding whereas at December 31, 1996 there were no reverse repurchase agreements outstanding. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse repurchase agreements, to fund a significant portion of its asset growth.

     Loan commitments totaled $202.9 million at March 31, 1997, comprised of $60.9 million in one-to four-family loan commitments, $34.9 million in commercial real estate loan commitments, $88.0 million in construction and development loan commitments, $14.5 million in multi-family loan commitments and $4.6 million in home equity loan commitments. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposits that are scheduled to mature in one year or less from March 31, 1997 totaled $776.6 million. Based upon prior experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     The Bank's most liquid assets are cash and cash equivalents, short-term securities, securities available-for-sale and securities held to maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending, and investment activities during any given period. At March 31, 1997 the Company had $66.7 million in cash and cash equivalents and no short-term repurchase agreements outstanding whereas at December 31, 1996 the Bank had $624.6 million in cash and cash equivalents and $501.7 million in short-term repurchase agreements outstanding. The decrease in cash and cash equivalents and short-term repurchase agreements was primarily due to the Company's temporarily high liquidity position at December 31, 1996 due to the receipt of stock subscriptions held in escrow relating to the Conversion.

Regulatory Capital Position

     The Bank is subject to minimum regulatory requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3% of total assets plus an additional 100 to 200 basis points ("leverage capital ratio").
An insured institution must also maintain a ratio of total capital to risk-based assets of 8%. Although the minimum leverage capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") stipulates that an institution with less than 4% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA.

     In accordance with the requirements of FDIC and the New York State Banking Department ("Banking Department"), the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 1997 and December 31, 1996, the Bank exceeded those requirements. The Bank's leverage capital ratios were 14.52% and 8.70% at March 31, 1997 and December 31, 1996, respectively. The Bank's Tier-1 risk-based capital ratios were 34.45% and 18.50% at March 31, 1997 and December 31, 1996, respectively. The Bank's total risk-based capital ratios were 35.71% and 19.75% at March 31, 1997 and December 31, 1996, respectively.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings
---------------------------

          Not applicable

Item 2.   Changes in securities
-------------------------------

          Not applicable

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          Not applicable

Item 5.   Other Information
---------------------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits
               --------

         11.0  Statement re: Computation of Per Share Earnings

         27.0  Financial Data Schedule*

          (b)  Reports on Form 8-K
               -------------------

               Not applicable


*         Submitted only with filing in electronic format.

                                 Exhibit Index
                                 -------------

                                                                        Page
                                                                        ----

11.0  Statement re: Computation of Per Share Earnings                    20

27.0  Financial Data Schedule (submitted only with                        -
      filing in electronic format)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROSLYN BANCORP, INC.
                                     (Registrant)


Date: May 15, 1997                 By: /s/ Joseph L. Mancino
                                      ------------------------------------------
                                           Joseph L. Mancino
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date: May 15, 1997                 By: /s/ Michael P. Puorro
                                      ------------------------------------------
                                           Michael P. Puorro
                                           Treasurer and Chief Financial Officer