Form 10-Q
period 1997-06-30
ROSLYN BANCORP INC
filed 1997-08-14
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997                   0-28886
                                                        ----------------------
                                                        Commission File Number

                             ROSLYN BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    11-3333218
  -------------------------------          ------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

            1400 Old Northern Boulevard, Roslyn, New York  11576
           ------------------------------------------------------
           (Address of Principal Executive Offices)    (Zip Code)

                                (516) 621-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
          ----------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act

                         Common Stock, $.01 par value
          ----------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [ X ]  No [ _ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


The Registrant had 43,642,459 shares of Common Stock outstanding as of July 31, 1997.

                                   FORM 10-Q
                             ROSLYN BANCORP, INC.
                                     INDEX

                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
------------------------------                                          ------
ITEM 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at
          June 30, 1997 and December 31, 1996                               2

         Consolidated Statements of Income for the three and six
          months ended June 30, 1997 and 1996                               3

         Consolidated Statement of Changes in Stockholders' Equity
          for the six months ended June 30, 1997                            4

         Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996                           5

         Notes to Unaudited Consolidated Financial Statements             6-12

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13-23

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                  24

ITEM 2.  Changes in Securities                                              24

ITEM 3.  Defaults Upon Senior Securities                                    24

ITEM 4.  Submission of Matters to a Vote of Security Holders                24

ITEM 5.  Other Information                                                  25

ITEM 6.  Exhibits and Reports on Form 8-K                                   26

         Signature Page                                                     27

================================================================================
|  Statements contained in this Form 10-Q which are not historical facts are   |
|  forward-looking statements, as that term is defined in the Private          |
|  Securities Litigation Reform Act of 1995.  Such forward-looking statements  |
|  are subject to risk and uncertainties which could cause actual results to   |
|  differ materially from those projected.  Such risks and uncertainties       |
| include potential changes in interest rates, competitive factors in the | | financial services industry, general economic conditions, the effect of new | | legislation and other risks detailed in documents filed by the Company with |
|  the SEC from time to time.                                                  |
================================================================================

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                June 30,      December 31,
                                                                                  1997            1996
                                                                              ------------    ------------
ASSETS
Cash and cash equivalents:
   Cash and cash items..................................................      $      1,758    $      2,284
   Due from banks.......................................................             9,416           9,786
   Money market investments.............................................            27,900       1,114,240
                                                                              ------------    ------------
                                                                                    39,074       1,126,310
Debt and equity securities:
   Held-to-maturity, net (estimated fair value of $2,045
    and $2067, respectively)............................................             1,930           1,930
   Available-for-sale...................................................           514,267         486,896
Mortgage-backed and mortgage related
 securities:
   Held-to-maturity, net (estimated fair value of $242,721
    and $276,046 respectively)..........................................           243,224         276,632
   Available-for-sale...................................................         1,634,079       1,159,411
                                                                              ------------    ------------
                                                                                 2,393,500       1,924,869
Loans held for sale, net................................................             9,819          14,134
Loans receivable held for investment, net:
   Real estate loans, net...............................................           674,546         510,969
   Consumer and student.................................................             3,033           1,241
                                                                              ------------    ------------
                                                                                   677,579         512,210
   Less allowance for possible loan losses..............................           (23,795)        (23,320)
                                                                              ------------    ------------
                                                                                   653,784         488,890
Banking house and equipment, net........................................            17,006          17,235
Accrued interest receivable.............................................            21,272          18,665
Mortgage servicing rights, net..........................................             8,818           8,695
Excess of cost over fair value of net assets acquired...................             3,140           3,375
Real estate owned, net..................................................               841           1,698
Deferred tax asset, net.................................................             6,060           5,022
Other assets............................................................             5,987           9,060
                                                                              ------------    ------------
        Total assets....................................................      $  3,159,301    $  3,617,953
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Savings accounts.....................................................      $    395,994    $    646,650
   Certificates of deposit..............................................         1,214,509       1,128,053
   Money market accounts................................................            51,836          75,157
   Demand deposit accounts..............................................           108,869         105,675
                                                                              ------------    ------------
        Total deposits..................................................         1,771,208       1,955,535
Borrowed funds..........................................................           692,203           1,829
Accrued dividends and interest on deposits..............................            11,527           6,636
Mortgagors' escrow and security deposits................................            15,486          17,725
Accrued taxes payable...................................................            12,797          12,185
Non-depository stock subscriptions......................................                 -       1,356,911
Accrued expenses and other liabilities..................................            19,657          17,783
                                                                              ------------    ------------
        Total liabilities...............................................         2,522,878       3,368,604
                                                                              ------------    ------------
Stockholders' equity:
   Preferred stock, $. 01 par value, 10,000,000 shares
      authorized; none issued...........................................                 -               -
   Common stock, $ .01 par value, 100,000,000 shares
      authorized; 43,642,459 shares issued and
      outstanding at June 30, 1997......................................               436               -
   Additional paid-in-capital...........................................           422,999               -
   Retained earnings - substantially restricted.........................           246,075         235,154
   Unallocated common stock held by ESOP................................           (52,908)              -
   Net unrealized gain on securities available-for-sale,
    net of tax..........................................................            19,821          14,195
                                                                              ------------    ------------
        Total stockholders' equity......................................           636,423         249,349
                                                                              ------------    ------------
        Total liabilities and stockholders' equity......................      $  3,159,301    $  3,617,953
                                                                              ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         For the                       For the
                                                                    three months ended             six months ended
                                                                         June 30,                      June 30,
                                                                    --------------------          --------------------
                                                                      1997       1996               1997       1996
                                                                    --------   ---------          --------   ---------
Interest income:
   Federal funds sold and short-term deposits...................    $    390   $     374          $  3,308   $     687
   Debt and equity securities...................................       8,149       7,339            16,412      14,137
   Mortgage-backed and mortgage related securities..............      30,620      14,257            57,747      27,770
   Real estate loans............................................      13,975       9,175            25,643      18,190
   Consumer and student loans...................................          69          76               142         244
                                                                    --------   ---------          --------   ---------
        Total interest income...................................      53,203      31,221           103,252      61,028
                                                                    --------   ---------          --------   ---------
Interest expense:
   Deposits.....................................................      21,065      16,131            42,755      31,560
   Borrowed funds...............................................       7,803         982            11,528       1,306
                                                                    --------   ---------          --------   ---------
        Total interest expense..................................      28,868      17,113            54,283      32,866
                                                                    --------   ---------          --------   ---------
Net interest income before provision
 for possible loans losses......................................      24,335      14,108            48,969      28,162
Provision for possible loan losses..............................         150         300               300         400
                                                                    --------   ---------          --------   ---------
Net interest income after provision for
 possible loan losses...........................................      24,185      13,808            48,669      27,762
                                                                    --------   ---------          --------   ---------
Non-interest income:
   Loan servicing and fee income................................       1,532       1,525             3,259       2,707
   Net gains on sales of loans..................................         524       1,258             1,196       1,968
   Net (losses) gains on securities.............................          (6)         20               343          55
   Net losses on real estate operations.........................         (93)       (256)              (37)       (331)
   Other non-interest income....................................          89          37               131         277
                                                                    --------   ---------          --------   ---------
        Total non-interest income...............................       2,046       2,584             4,892       4,676
                                                                    --------   ---------          --------   ---------
Non-interest expense:
   General and administrative expenses:
     Compensation and employee benefits.........................       6,100       4,319            12,910       9,308
     Occupancy and equipment....................................         996         875             1,824       1,739
     Deposit insurance premiums.................................          55           -               213           1
     Advertising and promotion..................................         600         493             1,198         970
     Other non-interest expenses................................       2,556       2,295             5,668       4,200
                                                                    --------   ---------          --------   ---------
        Total general and administrative expenses...............      10,307       7,982            21,813      16,218
   Amortization of excess of cost over
    fair value of net assets acquired...........................         117         117               235         235
   Charitable contribution to The Roslyn Savings Foundation.....           -           -            12,711           -
                                                                    --------   ---------          --------   ---------
        Total non-interest expense..............................      10,424       8,099            34,759      16,453
                                                                    --------   ---------          --------   ---------
Income before income taxes......................................      15,807       8,293            18,802      15,985
Provision for income taxes......................................       5,340       2,818             5,871       5,065
                                                                    --------   ---------          --------   ---------
Net income......................................................    $ 10,467   $   5,475          $ 12,931   $  10,920
                                                                    ========   =========          ========   =========
Net income per common share.....................................    $   0.26   $       -          $   0.32   $       -
                                                                    ========   =========          ========   =========

    See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  For the
                                                                                             six months ended
                                                                                               June 30, 1997
                                                                                             ----------------
Common Stock (Par Value)
------------------------
Issuance of 42,371,359 shares of $.01 par value common stock
   in initial public offering.........................................................       $            423
Issuance of 1,271,100 shares of $.01 par value common stock
   to The Roslyn Savings Foundation...................................................                     13
                                                                                             ----------------
Balance at end of period..............................................................                    436
                                                                                             ----------------

Additional Paid-in-Capital
--------------------------
Issuance of 42,371,359 shares of common stock in initial public
   offering at $10.00 per share, net of conversion related expenses...................                410,227
Issuance of 1,271,100 shares of common stock at $10.00 per share
    to The Roslyn Savings Foundation..................................................                 12,699
Excess of ESOP compensation cost measured using fair value
    of stock over its related cost....................................................                     73
                                                                                             ----------------
Balance at end of period..............................................................                422,999
                                                                                             ----------------

Retained Earnings-Substantially Restricted
------------------------------------------
Balance at beginning of period........................................................                235,154
Net income............................................................................                 12,931
Cash dividends declared on common stock ($.05 per share)..............................                 (2,010)
                                                                                             ----------------
Balance at end of period..............................................................                246,075
                                                                                             ----------------

Unallocated Common Stock Held by ESOP
-------------------------------------
Open market purchases of Roslyn Bancorp, Inc. common stock
    by ESOP trustee...................................................................                (54,805)
Allocation from shares purchased with 1996 contribution...............................                  1,000
Allocation from shares purchased with loan from Roslyn Bancorp, Inc...................                    897
                                                                                             ----------------
Balance at end of period..............................................................                (52,908)
                                                                                             ----------------

Unrealized Gain on Securities Available-For-Sale, Net of Tax
------------------------------------------------------------
Balance at beginning of period........................................................                 14,195
Change in unrealized gain on securities available-for-sale, net of tax................                  5,626
                                                                                             ----------------
Balance at end of period..............................................................                 19,821
                                                                                             ----------------

Total stockholders' equity............................................................       $        636,423
                                                                                             ================

See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                           FOR THE
                                                                                      SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 -----------------------------
                                                                                     1997              1996
                                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................     $    12,931       $    10,920
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Charitable contribution of Roslyn Bancorp, Inc. common
      stock to The Roslyn Savings Foundation................................          12,711                 -
     Provision for possible loan losses.....................................             300               400
     Provision for possible losses on real estate owned.....................               -               200
     Originated mortgage servicing rights, net of amortization..............            (123)             (348)
     Amortization of excess of cost over fair value of net
      assets acquired.......................................................             235               235
     Depreciation...........................................................             765               624
     Accretion of discounts, in excess of amortization of premiums..........          (1,084)             (538)
     Amortization of premium on callable preferred stock....................             332               375
     Allocation of ESOP stock...............................................             970                 -
     Proceeds from sales of loans held for sale, net of
      originations and purchases............................................           5,617             2,501
     Gains on sales of loans................................................          (1,196)           (1,968)
     Net gains on sales of securities.......................................            (343)              (55)
     Net gains on sales of real estate owned................................            (134)               (9)
    (Increase) decrease in deferred income taxes............................          (5,234)               94
     Changes in assets and liabilities:
       Increase in accrued interest receivable..............................          (2,607)           (1,536)
       Decrease (increase) in other assets..................................           3,061            (7,002)
       Increase in accrued dividends and interest on deposits...............           4,891             2,152
       Increase in accrued taxes payable....................................             612               117
       Increase in accrued expense and other liabilities....................           1,921             3,194
       Net increase in unearned income......................................           1,113               166
                                                                                 -----------       -----------
      Net cash provided by operating activities.............................          34,738             9,522
                                                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of mortgage-backed
 and mortgage related securities held-to-maturity...........................          33,674            41,999
Proceeds from sales and repayments of debt, equity,
 mortgage-backed and mortgage related securities
 available-for-sale.........................................................         212,080           142,056
Purchases of debt, equity, mortgage-backed and
 mortgage related securities available-for-sale                                     (703,469)         (361,990)
Loan originations and purchases, net of principal
 repayments.................................................................        (166,459)          (43,444)
Purchases of banking house and equipment, net...............................            (535)           (3,005)
Proceeds from sales of real estate owned....................................           1,003               970
                                                                                 -----------       -----------
     Net cash used in investing activities..................................        (623,706)         (223,414)
                                                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in  demand deposit, money market, and
 savings accounts...........................................................        (270,783)          (10,936)
Increase in certificates of deposit.........................................          86,456           140,436
Increase in borrowed funds..................................................         690,374           100,012
Decrease in mortgagors' escrow and security deposits........................          (2,239)              (71)
Net proceeds of common stock issuance.......................................         410,650                 -
Loan to ESOP for open market purchases of common stock......................         (53,805)                -
Cash dividends paid on common stock.........................................          (2,010)                -
Decrease in non-depository stock subscriptions..............................      (1,356,911)                -
                                                                                 -----------       -----------
     Net cash (used) provided by financing activities.......................        (498,268)          229,441
                                                                                 -----------       -----------
Net (decrease) increase in cash and cash equivalents........................      (1,087,236)           15,549
Cash and cash equivalents at beginning of period............................       1,126,310            21,271
                                                                                 -----------       -----------
Cash and cash equivalents at end of period..................................     $    39,074       $    36,820
                                                                                 ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
   Interest on deposits and borrowed funds..................................     $    49,392       $    30,713
                                                                                 ===========       ===========
   Income taxes.............................................................     $     9,905       $     4,847
                                                                                 ===========       ===========
Non-cash investing activities:
   Additions to real estate owned, net......................................     $        12       $       288
                                                                                 ===========       ===========

See accompanying notes to unaudited consolidated financial statements

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (the "Company"), its direct wholly-owned subsidiary The Roslyn Savings Bank (the "Bank"), and the subsidiaries of the Bank.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 1997, the weighted average number of shares of common stock outstanding was 40,253,165 and 40,463,404, respectively. For the three and six months ended June 30, 1997, such shares have been reduced, in accordance with the provisions of AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," by the weighted average number of unallocated shares of common stock held by the Bank's Employee Stock Ownership Plan.

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

The Conversion was completed on January 10, 1997, with the issuance by the Company of 42,371,359 shares of its common stock, at a price of $10.00 per share, in an initial public offering to the Bank's eligible depositors. The Company received gross proceeds from the Conversion of $423.7 million, before the reduction from gross proceeds of $13.1 million for estimated Conversion related expenses. On the date of the Conversion, $145.3 million of deposits and $278.4 million of non-depository stock subscriptions funds were transferred to stockholders' equity, and $1.08 billion of non-depository stock subscriptions funds were subsequently returned to subscribers.

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

4.   EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP"). The ESOP is a tax qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be able to participate in the ESOP. Subsequent to the Conversion, the ESOP purchased, primarily through a $53.8 million loan from the Company and an initial $1.0 million contribution from the Bank, 8% of the outstanding shares of common stock or 3,491,397 shares of common stock on the open market. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 30 years. The Company recognizes compensation expense attributable to its ESOP, other than the initial $1.0 million contribution which was charged to compensation expense in 1996, ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the six months ended June 30, 1997, compensation expense attributable to the ESOP was approximately $970,000.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, "Earnings per Share." The statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The statement establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under SFAS No. 130 as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an institution display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an institution (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, it establishes standards for related disclosures about products and services, geographic areas, and major customers.

The statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", No. 18, "Financial Reporting for Segments of a Business Enterprise - Interim Financial Statements", No. 24, "Reporting Segment Information in Financial Statements That Are Presented in Another Enterprise's Financial Report" and SFAS No. 30, "Disclosure of Information about Major Customers". SFAS No. 131 amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to eliminate the requirement to disclose additional information about subsidiaries that were not consolidated prior to the effective date of SFAS No. 94. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of selected information about operating segments in interim reports to shareholders.

This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that all public business enterprises report information about revenues derived from enterprise's products or services, about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions.

The statement requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general purpose financial statements, and changes in the measurement of segment amounts from period to period.

The statement is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for the earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in the financial statements for the interim period in the second year of application. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.


6.   RECENT DEVELOPMENTS

On May 21, 1997, the Company announced that its Board of Directors adopted a quarterly dividend policy and declared its first cash dividend of five cents ($0.05) per common share. The dividend was paid on June 12, 1997 to shareholders of record as of June 2, 1997.



7.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES

The following table sets forth certain information regarding amortized cost, and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at June 30, 1997 and December 31, 1996, respectively.

                                                          June 30, 1997             December 31, 1996
                                                   -------------------------   -------------------------
                                                                      (In thousands)

                                                                  Estimated                   Estimated
                                                    Amortized        fair       Amortized        fair
                                                      cost          value         cost          value
                                                   -----------   -----------   -----------   -----------
Available-for-sale:
 Debt securities:
   United States Government - direct and
     guaranteed..............................      $   125,248   $   127,777   $   175,440   $   179,259
   United States Government agencies.........          158,103       157,355       124,709       124,377
   Other.....................................           12,573        12,717        14,207        14,398
                                                   -----------   -----------   -----------   -----------
     Total debt securities...................          295,924       297,849       314,356       318,034
                                                   -----------   -----------   -----------   -----------
 Equity securities:
   Common....................................           18,753        32,332        12,110        19,116
   Preferred.................................          177,301       183,591       143,174       149,248
   Other.....................................              488           495           488           498
                                                   -----------   -----------   -----------   -----------
     Total equity securities.................          196,542       216,418       155,772       168,862
                                                   -----------   -----------   -----------   -----------
 Mortgaged-backed and mortgage related
   securities, net:
   GNMA pass-through securities..............           16,780        18,322        18,737        20,504
   FNMA pass-through securities..............            5,812         5,662         6,443         6,263
   FHLMC pass-through securities.............          243,188       243,120       220,800       220,264
   GNMA adjustable rate mortgage pass-
     through securities......................          392,714       398,443       268,801       272,432
   Whole loan private collateralized
    mortgage obligations.....................          391,548       394,011       276,500       278,033
   Agency collateralized mortgage
     obligations.............................          571,233       574,521       360,115       361,915
                                                   -----------   -----------   -----------   -----------
     Total mortgage-backed and mortgage
       related securities, net...............        1,621,275     1,634,079     1,151,396     1,159,411
                                                   -----------   -----------   -----------   -----------
     Total securities available-for-sale.....      $ 2,113,741   $ 2,148,346   $ 1,621,524   $ 1,646,307
                                                   ===========   ===========   ===========   ===========
Held-to-maturity, net:
 Debt securities:
   State, county and municipal...............      $     1,930   $     2,045   $     1,930   $     2,067
 Mortgaged-backed and mortgage related
   securities:
   Whole loan private collateralized
    mortgage obligations.....................          243,224       242,721       276,632       276,046
                                                   -----------   -----------   -----------   -----------
     Total securities held-to-maturity,
      net....................................      $   245,154   $   244,766   $   278,562   $   278,113
                                                   ===========   ===========   ===========   ===========

8.   LOANS RECEIVABLE, NET

     Loans receivable, net at June 30, 1997 and December 31, 1996 consist of the following:

                                                       June 30, 1997   December 31, 1996
                                                       -------------   -----------------
                                                               (In thousands)
Real estate loans:
  One- to four-family.................                     $ 377,946           $ 263,337
  Multi-family........................                        40,302              46,576
  Commercial real estate..............                       209,707             168,797
  Construction and development........                        47,490              37,459
  Home equity and second mortgage.....                        11,943               9,506
Consumer..............................                         3,033               1,241
Student...............................                            69               1,576
                                                           ---------           ---------
         Gross loans..................                       690,490             528,492
Less:
  Unamortized discounts, net..........                         1,189                 701
  Deferred loan fees..................                         1,200                 881
  Deferred mortgage interest..........                           703                 566
  Allowance for possible loan losses..                        23,795              23,320
                                                           ---------           ---------
         Total loans, net.............                       663,602             503,024
Less:
  Loans held for sale, net:
       One- to four-family, net.......                         9,750              12,558
       Student........................                            69               1,576
                                                           ---------           ---------
         Loans receivable held for
          investment, net.............                     $ 653,784           $ 488,890
                                                           =========           =========

9.   ASSET QUALITY

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing interest at the dates indicated and real estate owned. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.


                                              June 30,        December 31,
                                                1997             1996
                                              -------           -------
                                                   (In thousands)
Non-accrual loans:
   One-to four-family...................      $ 3,491           $ 2,764
   Home equity..........................           59                 -
   Multi-family.........................            -                 -
   Commercial real estate...............        3,534             5,374
   Construction and development.........          602               602
   Consumer loans.......................           22                 -
                                              -------           -------
      Total non-accrual loans...........        7,708             8,740
Loans contractually past due 90
   days or more, other than non-accruing            4                 -
                                              -------           -------
      Total non-performing loans........        7,712             8,740
Real estate owned, net (1)..............          841             1,698
                                              -------           -------
   Total non-performing assets..........      $ 8,553           $10,438
                                              =======           =======

Allowance for possible loan losses
   as a percent of loans (2) ...........         3.51%             4.55%

Allowance for possible loan losses
   as a percent of total non performing
   loans ...............................       308.55%           266.82%

Non-performing loans as a percent of
   loans (2) ...........................         1.14%             1.71%

Non-performing assets as a percent of
   total assets.........................         0.27%             0.29%

         (1) Real estate owned balances are shown net of related loss allowances.
         (2) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.

10.  SUBSEQUENT EVENT

The Company held its first annual shareholder meeting on July 22, 1997. At the meeting, the shareholders approved The Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan ("Incentive Plan"). The Incentive Plan authorizes the granting of options to purchase common stock, option-related awards and awards of common stock (collectively, "Awards"). Subject to certain adjustments to prevent dilution of Awards to participants, the maximum number of shares reserved for Awards denominated in common stock under the Incentive Plan is 6,109,944 shares, provided such number is not in excess of 14% of the outstanding shares of the common stock as of the effective date of the Incentive Plan. The maximum number of shares reserved for purchase pursuant to the exercise of options and option-related Awards which may be granted under the Incentive Plan is 4,364,246 shares, provided such number is not in excess of 10% of the outstanding shares of common stock, as of the effective date of the Incentive Plan. The maximum number of the shares reserved for the award of shares of common stock is 1,745,698 shares, provided such number is not in excess of 4% of the outstanding shares of common stock as of the effective date of the Incentive Plan. All officers, other employees and outside directors of the Company and its affiliates, including the Bank and its subsidiaries, are eligible to receive Awards under the Incentive Plan. The Incentive Plan will be administered by a committee of non-employee directors of the Company (the "Committee").
Authorized but unissued shares or shares previously issued and reacquired by the Company may be used to satisfy the Awards under the Incentive Plan. If authorized but unissued shares are utilized to fund the grant of stock awards or the exercise of options granted under the Incentive Plan, it would result in an increase in the number of shares then outstanding, and will have a dilutive effect on the holdings of existing stockholders. No determination has been made regarding the granting of Awards or options under the Incentive Plan.

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

FINANCIAL CONDITION

     Total assets at June 30, 1997 were $3.16 billion, a decrease of $458.7 million, or 12.7%, from $3.62 billion at December 31, 1996. The decrease was primarily attributable to the January 10, 1997 consummation of the Bank's conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the return of stock subscription proceeds for unsatisfied subscriptions of Roslyn Bancorp, Inc. common stock. As a result, $145.3 million of deposits and $278.4 million of non-depository stock subscriptions funds were transferred to stockholders' equity of the Company, and $1.08 billion of non-depository stock subscriptions funds, which were held in short-term money market investments, were returned to subscribers. The effect of such resulted in a $1.09 billion decrease in short-term money market investments from $1.11 billion at December 31, 1996 to $27.9 million at June 30, 1997.

     Excluding the effect of the $1.08 billion of non-depository stock subscriptions funds returned to subscribers, total assets increased by $619.9 million primarily due to a $502.0 million increase in securities available-for-sale and a $163.5 million increase in real estate loans held for investment, net. The net conversion proceeds, along with the Company's leveraging strategy, were utilized to fund the growth in both the securities portfolio and to a lesser extent, the mortgage loan portfolio. Mortgage-backed and mortgage related securities available-for-sale increased by $474.7 million, or 40.9%, from $1.16 billion at December 31, 1996 to $1.63 billion at June 30, 1997. Debt and equity securities available-for-sale at June 30, 1997 totaled $514.3 million, an increase of $27.4 million, or 5.6%, compared to $486.9 million at December 31, 1996. Securities held-to-maturity, net decreased $33.4 million, or 12.0%, to $245.2 million at June 30, 1997 from $278.6 million at December 31, 1996. These changes in the securities portfolios reflect the effects of securities purchases, securities repayments and maturities, and in the case of the available-for-sale securities portfolio, the effects of securities sales and changes in the estimated fair values of the securities. At June 30, 1997, the securities available-for-sale portfolio had net unrealized gains of $34.6 million as compared to $24.8 million at December 31, 1996.

     Real estate loans held for investment, net at June 30, 1997 were $674.5 million, an increase of $163.5 million, or 32.0% from $511.0 million at December 31, 1996 primarily due to the origination of $206.1 million in commercial real estate, construction and development and one- to four-family residential real estate loans and from the purchase of $89.8 million of one- to four-family residential real estate loans.

     Total liabilities at June 30, 1997 were $2.52 billion, a decrease of $845.7 million, or 25.11% from $3.37 billion at December 31, 1996. Although total deposits decreased by $184.3 million, or 9.4%, from $1.96 billion at December 31, 1996 to $1.77 billion at June 30, 1997, after giving effect to the $145.3 million of deposits that were transferred to stockholders' equity as part of the conversion to a stock form of ownership, deposits only decreased by $39.0 million, or 2.2%. The overall decrease in total liabilities and deposits is primarily attributable to the consummation of the Conversion of the Bank from a New York state chartered mutual savings bank to a New York state chartered stock savings bank. The overall decrease in total liabilities was partially offset by a $690.4 million increase in borrowed funds principally due to management's decision to utilize borrowings, primarily in the form of reverse repurchase agreements, to fund asset growth and, to a lesser extent, fund first quarter deposit outflows.

     Total stockholders' equity increased $387.1 million to $636.4 million at June 30, 1997 from $249.3 million at December 31, 1996. The increase is primarily due to the transfer of $410.7 million of net conversion proceeds of the initial public offering that was completed on January 10, 1997, earnings for the six months ended June 30, 1997 totaling $12.9 million and the increase in net unrealized gains on securities available-for-sale, net of taxes of $5.6 million. The increase in net unrealized gains on securities available-for-sale from December 31, 1996 to June 30, 1997 resulted primarily from an increased demand in spread assets combined with an appreciation in equity securities. This increase was partially offset by the unallocated shares of common stock held by the ESOP of $52.9 million and the $2.2 million in dividends paid in the quarter ended June 30, 1997. Additionally, concurrent with the close of the stock offering, the Company donated 1,271,100 shares of common stock to the Foundation which increased stockholders' equity by $12.7 million.

     ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 1997 and 1996, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.

                                                                           THREE MONTHS ENDED JUNE 30,
                                                   ------------------------------------    --------------------------------------
                                                                    1997                                   1996
                                                   ------------------------------------    --------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                     AVERAGE                    YIELD/       AVERAGE                      YIELD/
                                                     BALANCE         INTEREST    COST        BALANCE        INTEREST       COST
                                                   ------------     ----------  -------    -----------    ------------    -------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
   Federal funds sold and
     repurchase agreements                         $     28,488     $      390     5.48%   $    28,956    $        374       5.17%
   Debt and equity securities                           496,806          8,149     6.56        428,914           7,339       6.84
   Mortgage-backed and mortgage
     related securities                               1,707,197         30,620     7.17        829,346          14,257       6.88
   Real estate loans, net                               646,492         13,975     8.65        403,828           9,175       9.09
   Consumer and student loans                             3,149             69     8.76          3,526              76       8.62
                                                   ------------     ----------             -----------    ------------
             Total interest-earning assets            2,882,132         53,203     7.38      1,694,570          31,221       7.37
                                                                    ----------                            ------------
Non-interest-earning assets                              71,841                                 69,681
                                                   ------------                            -----------

Total assets                                       $  2,953,973                            $ 1,764,251
                                                   ============                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
  Money market accounts                           $      53,829            356     2.65%   $    62,943             452       2.87%
  Savings accounts                                      417,672          3,079     2.95        458,569           3,590       3.13
  NOW and Super NOW accounts                             67,178            667     3.97         37,132             238       2.56
  Certificates of deposit                             1,183,456         16,963     5.73        858,484          11,851       5.52
                                                   ------------     ----------             -----------    ------------
      Total deposits                                  1,722,135         21,065     4.89      1,417,128          16,131       4.55
  Borrowed funds                                        541,808          7,803     5.76         71,201             982       5.52
                                                   ------------     ----------             -----------    ------------
      Total interest-bearing liabilities              2,263,943         28,868     5.10      1,488,329          17,113       4.60
Non-interest-bearing liabilities                         68,500     ----------                  53,109    ------------
                                                   ------------                            -----------
Total liabilities                                     2,332,443                              1,541,438
Stockholders' equity                                    621,530                                222,813
                                                   ------------                            -----------
Total liabilities and stockholders' equity         $  2,953,973                            $ 1,764,251
                                                   ============                            ===========

Net interest income/net interest rate spread                        $   24,335     2.28%                  $     14,108       2.77%
                                                                    ==========  =======                   ============    =======
Net interest margin                                                                3.38%                                     3.33%
                                                                                =======                                   =======

Ratio of interest-earning assets to interest-
    bearing liabilities                                                          127.31%                                   113.86%
                                                                                =======                                   =======


                                                                             SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------------    --------------------------------------
                                                                    1997                                   1996
                                                   ------------------------------------    --------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                     AVERAGE                    YIELD/       AVERAGE                      YIELD/
                                                     BALANCE         INTEREST    COST        BALANCE        INTEREST       COST
                                                   ------------     ----------  -------    -----------    ------------    -------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS:

Interest-earning assets:
  Federal funds sold and
    repurchase agreements                          $    121,715     $    3,308     5.44%   $    26,561     $       687       5.17%
  Debt and equity securities                            493,309         16,412     6.65        409,571          14,137       6.90
  Mortgage-backed and mortgage
    related securities                                1,617,999         57,747     7.14        808,712          27,770       6.87
  Real estate loans, net                                588,856         25,643     8.71        391,203          18,190       9.30
  Consumer and student loans                              3,347            142     8.49          3,980             244      12.26
                                                   ------------     ----------             -----------     -----------
           Total interest-earning assets              2,825,226        103,252     7.31      1,640,027          61,028       7.44
                                                                    ----------                             -----------
Non-interest-earning assets                              96,106                                 64,994
                                                   ------------                            -----------

Total assets                                       $  2,921,332                            $ 1,705,021
                                                   ============                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
   Money market accounts                           $     56,701     $      763     2.69%   $    63,832             914       2.86%
   Savings accounts                                     441,886          6,624     3.00        461,495           7,248       3.14
   NOW and Super NOW accounts                            73,717          1,255     3.40         35,974             457       2.54
   Certificates of deposit                            1,156,647         32,772     5.67        819,607          22,941       5.60
                                                   ------------     ----------             -----------     -----------
       Total deposits                                 1,728,951         41,414     4.79      1,380,908          31,560       4.57
   Borrowed funds                                       406,261         11,528     5.68         45,647           1,306       5.72
   Non-depository stock subscriptions                   105,806          1,341     2.53              -               -          -
                                                   ------------     ----------             -----------     -----------
       Total interest-bearing liabilities             2,241,018         54,283     4.84      1,426,555          32,866       4.61
                                                                    ----------                             -----------
Non-interest-bearing liabilities                         82,980                                 53,329
                                                   ------------                            -----------
Total liabilities                                     2,323,998                              1,479,884
Stockholders' equity                                    597,334                                225,137
                                                   ------------                            -----------

Total liabilities and stockholders' equity         $  2,921,332                            $ 1,705,021
                                                   ============                            ===========

Net interest income/net interest rate spread                        $   48,969     2.47%                   $   28,162        2.83%
                                                                    ==========  =======                    ==========     =======

Net interest margin                                                                3.47%                                     3.43%
                                                                                =======                                   =======

Ratio of interest-earning assets to interest-
  bearing liabilities                                                            126.07%                                   114.96%
                                                                                =======                                   =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

GENERAL

        The Company reported net income of $10.5 million for the quarter ended June 30, 1997, or $.26 per share as compared to net income of $5.5 million for the quarter ended June 30, 1996. Due to the Bank's conversion and acquisition by the Company on January 10, 1997, the Company had no significant assets or operations prior to such date. Per share data for the quarter ended June 30, 1996 is not applicable. Accordingly, the data presented for the quarter ended June 30, 1996 reflects the operations of the Bank and its subsidiaries only and the data presented for the quarter ended June 30, 1997 reflects the operations of the Company and the Bank and its subsidiaries.

INTEREST INCOME

        Interest income amounted to $53.2 million for the three months ended June 30, 1997, representing an increase of $22.0 million, or 70.4% from the same period in 1996. The increase was primarily the result of a $1.19 billion increase in average interest-earning assets. The increase in average interest-earning assets was principally attributable to growth of $877.9 million in mortgage-backed and mortgage related securities, $242.7 million in real estate loans, net and $67.9 million in debt and equity securities. These increases were principally due to the deployment of the January 10, 1997 conversion proceeds, deposit growth and the Company's leveraging strategy. Interest income on mortgage-backed and mortgage related securities increased $16.3 million, from $14.3 million for the three months ended June 30, 1996 to $30.6 million for the same period in 1997. The increase was due to the increased average balance of these securities and the increase in the average yield on these securities of 29 basis points from 6.88% for the three months ended June 30, 1996 to 7.17% for the three months ended June 30, 1997. These yield increases were due to increases in maturity terms for new purchases and the upward repricing of securities purchased in prior periods.

        Interest income on real estate loans increased $4.8 million, or 52.3%, to $14.0 million for the three months ended June 30, 1997, from $9.2 million for the same period in 1996. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one- to four-family, commercial real estate and construction and development loans and the purchase of $89.8 million of one- to four-family real estate loans. The increase was partially offset by a 44 basis point decrease in the average yield on real estate loans from 9.09% for the three months ended June 30, 1996 to 8.65% for the same period in 1997 principally due to an increased concentration of one- to four-family real estate loans within the loan portfolio mix.

INTEREST EXPENSE

        Interest expense for the three months ended June 30, 1997, was $28.9 million, compared to $17.1 million for the three months ended June 30, 1996, an increase of $11.8 million, or 68.7%. The increase in interest expense is related to an $775.6 million, or 52.1%, increase in the average balance of interest-bearing liabilities from $1.49 billion in 1996 to $2.26 billion in 1997. This increase reflects a $305.0 million increase in the average balance of interest-bearing deposits and a $470.6 million increase in the average balance of borrowed funds for the quarter ended June 30, 1997, as compared to the prior year quarter. The increase in total deposits is due to a increase in the average balance of certificates of deposit due to management's strategy of funding asset growth by offering competitive rates, and through the acquisition of $100.0 million of brokered deposits during the third and fourth quarters of 1996 of which $99.8 million remains outstanding at June 30, 1997. The effect of the higher certificates of deposit average balance in addition to a 21 basis point increase in the average cost resulted in an increase of $5.1 million in interest expense on certificates of deposit for the quarter ended June 30, 1997 as compared to the same quarter in 1996.

        The average balance of borrowed funds increased $470.6 million from $71.2 million for the three months ended June 30, 1996 to $541.8 million for the three months ended June 30, 1997. This increase in addition to a 24 basis point increase in the average cost resulted in a $6.8 million increase in interest expense on borrowed funds, from $982,000 for the quarter ended June 30, 1996 to $7.8 million for the quarter ended June 30, 1997. The increased borrowings, principally reverse repurchase agreements, have been reinvested in investment securities and real estate loans as part of a strategy to leverage the Company's capital position and improve its return on equity.

NET INTEREST INCOME

        Net interest income was $24.3 million for the three months ended June 30, 1997 as compared to $14.1 million for the three months ended June 30, 1996, an increase of $10.2 million, or 72.5%. The increase in net interest income was attributable to a $1.19 billion, or 70.1%, increase in average interest-earning assets to $2.88 billion for the quarter ended June 30, 1997 from $1.69 billion for the quarter ended June 30, 1996. The growth in interest-earning assets was principally the result of utilizing the conversion proceeds, deposit growth and the Company's leveraging position to increase both the investment and real estate loan portfolios. Interest-bearing liabilities increased $775.6 million, or 52.1% to $2.26 billion for the 1997 period from $1.49 billion for the 1996 period. The net interest margin for the quarter ended June 30, 1997, improved to 3.38% from 3.33% in the prior year quarter and the ratio of interest-earning assets to interest-bearing liabilities increased to 127.31% as compared to 113.86%. However, the net interest rate spread declined to 2.28% from 2.77% for the quarter ended June 30, 1997 and 1996, respectively, primarily as a result of a 44 basis point decrease in real estate loan yields, a 34 basis point increase in total deposit costs and the Company's increased leverage position.

PROVISION FOR POSSIBLE LOAN LOSSES

        The provision for possible loan losses totaled $150,000 for the three months ended June 30, 1997 as compared to $300,000 for the three months ended June 30, 1996. The provision for possible loan losses for the three months ended June 30, 1997 reflects management's qualitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The decrease resulted from management's assessment of the loan portfolio, the level of the Company's allowance for possible loan losses and its assessment of the local economy and market conditions. At June 30, 1997 and December 31, 1996, the allowance for possible loan losses amounted to $23.8 million and $23.3 million, respectively and the ratio of such allowance to non-performing loans was 308.55% at June 30, 1997 as compared to 266.82% at December 31, 1996. Management assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

NON-INTEREST INCOME

        Non-interest income decreased $538,000, or 20.8%, to $2.0 million for the quarter ended June 30, 1997 as compared to $2.6 million for the same period in the prior year. The decrease was a result of a $734,000 decrease in gains on sales of loans, which was partially offset by a decrease of $163,000 in losses associated with real estate operations. The decrease in net gains on sales of loans is primarily attributable to unfavorable market conditions in the secondary market and to a lesser extent the Company retaining a larger percentage of one- to four-family originations for its loan portfolio. The decrease in net losses on real estate operations is primarily due to a decrease in the provision for possible losses on other real estate owned of $150,000 from June 30, 1996 to June 30, 1997, and a $13,000 increase in net other real estate owned income.

NON-INTEREST EXPENSE

        Non-interest expense totaled $10.4 million for the quarter ended June 30, 1997 as compared to $8.1 million for the quarter ended June 30, 1996, an increase of $2.3 million, or 28.7%. The increase is mainly the result of increases in compensation and employee benefits, including the Company's Employee Stock Ownership Plan, and additional personnel and other costs associated with the late 1996 establishment of two Long Island branch offices located in Lawrence and Massapequa, and two mortgage origination offices located in West Hartford and Fairfield, Connecticut. In 1997, the Company further expanded its loan origination network by opening two additional mortgage origination offices in Rochester and Syracuse, New York.

INCOME TAXES

        Total income tax expense increased $2.5 million, or 89.5%, from $2.8 million recorded during the quarter ended June 30, 1996 to $5.3 million during the quarter ended June 30, 1997. The effective income tax rates were 33.78% for the 1997 period as compared to 33.98% for the 1996 period.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL

        The Company reported net income of $12.9 million for the six month period ended June 30, 1997, or $.32 per share, as compared to net income of $10.9 million for the corresponding period in 1996. Due to the Bank's conversion and acquisition by the Company on January 10, 1997, the Company had no significant assets or operations prior to such date. Per share data for the six months ended June 30, 1996 is not applicable. Accordingly, the data presented for the six months ended June 30, 1996 reflects the operations of the Bank and its subsidiaries only and the data presented for six months ended June 30, 1997 reflects the operations of the Company and the Bank and its subsidiaries. Net income for the period ended June 30, 1997 includes a one-time charge relating to the funding of the Foundation. The Foundation was established and funded with a contribution by the Company of 1,271,100 shares of its common stock as part of the January 10, 1997 conversion of the Bank to a New York State chartered stock savings bank. The contribution resulted in a $7.4 million charge to earnings, on a after tax basis. The Company's net income excluding the effect of funding the Foundation was $20.3 million, or $.50 per share for the six month period ended June 30, 1997. This represents a $9.4 million increase in net income from the comparable period in 1996.

INTEREST INCOME

        Interest income amounted to $103.3 million for the six months ended June 30, 1997, representing an increase of $42.2 million, or 69.2% from the same period in 1996. The increase was attributable to the growth in average interest-earning assets to $2.83 billion for the six months ended June 30, 1997, from $1.64 billion for the six month ended June 30, 1996. The growth in interest-earning assets was primarily the result of the deployment of the January 10, 1997 conversion proceeds, deposit growth and the Company's leveraging strategy. Although average interest-earning assets increased, the average yield on interest-earning assets decreased by 13 basis points. The decrease is due in part to the short-term liquidity position maintained prior to the Conversion on January 10, 1997. Short-term liquidity was required to be maintained due to the pending offering of Roslyn Bancorp, Inc. common stock and the anticipated return of approximately $1.08 billion in non-depository stock subscriptions funds. Interest income on mortgage-backed and mortgage related securities increased $29.9 million, from $27.8 million for the six months ended June 30, 1996 to $57.7 million for the same period in 1997 due to an increase of $809.3 million, or 100.1%, in the average balance of these securities and an increase in the average yield on these securities of 27 basis points from 6.87% for the six months ended June 30, 1996 to 7.14% for the six months ended June 30, 1997. These yield increases were due to increases in maturity terms for new purchases and the upward repricing of securities purchased in prior periods.

        Interest income on real estate loans increased $7.4 million, or 41.0%, to $25.6 million for the six months ended June 30, 1997, from $18.2 million for the same period in 1996. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one- to four-family, construction and development, and commercial real estate loans and the purchase of $89.8 million of one- to four-family real estate loans. Further contributing to the increase in interest income for the six months ended June 30, 1997 compared to the same period in 1996 was a 33.1% decrease in non-performing loans, from $11.5 million at June 30, 1996 to $7.7 million at June 30, 1997. The increase was partially offset by a 59 basis point decrease in the average yield on real estate loans, net from 9.30% for the six months ended June 30, 1996 to 8.71% for the same period in 1997 principally due to an increased concentration of one- to four-family real estate loans within the loan portfolio mix.

INTEREST EXPENSE

        Interest expense for the six months ended June 30, 1997, was $54.3 million, compared to $32.9 million for the six months ended June 30, 1996, an increase of $21.4 million or 65.2%. The increase in interest expense is related to an $814.5 million, or 57.1%, increase in the average balance of interest-bearing liabilities from $1.43 billion in 1996 to $2.24 billion in 1997. This increase reflects a $348.0 million increase in the average balance of interest-bearing deposits for the six months ended June 30, 1997, as compared to the comparable period in 1996, a 22 basis point increase in the average rate paid on total interest-bearing deposits over the comparable period in 1996 due to a increase in the average balance of certificates of deposit and a one time $1.3 million expense relating to interest paid on stock subscription escrow funds received in connection with the offering of Roslyn Bancorp, Inc. common stock. The average balance of certificates of deposit increased due to management's strategy of funding asset growth by offering competitive rates, and through the acquisition of $100.0 million of brokered deposits during the third and fourth quarters of 1996 of which $99.8 million are still outstanding at June 30, 1997. The effect of the higher average deposit balance primarily resulted in an increase in interest expense on certificates of deposit of $9.9 million, or 42.9% from $22.9 million for the 1996 period to $32.8 million for the 1997 period.

        Interest expense on borrowed funds increased $10.2 million, from $1.3 million for the six months ended June 30, 1996 to $11.5 million for the six months ended June 30, 1997 primarily due to an increase of $360.7 million in the average balance of borrowed funds, from $45.6 million for the 1996 period to $406.3 million for the comparable period in 1997, which was partially offset by a 4 basis point decrease in the cost of borrowed funds from 5.72% for the 1996 period to 5.68% for the same period in 1997. Borrowed funds, principally reverse repurchase agreements, have been reinvested in investment securities and real estate loans as part of a strategy to leverage the Company's capital position and improve its return on equity.

NET INTEREST INCOME

        Net interest income was $49.0 million for the six months ended June 30, 1997, an increase of $20.8 million, or 73.9%, from $28.2 million for the six month ended June 30, 1996. The increase in net interest income was attributable to the growth in average-interest earning assets to $2.83 billion for the six months ended June 30, 1997 from $1.64 billion for the six months ended June 30, 1996. The growth in interest-earning assets was principally the result of the deployment of the January 10, 1997 conversion proceeds, deposit growth and the Company's leveraging strategy which was utilized to increase both the investment securities and real estate loan portfolios. Interest-bearing liabilities increased $814.5 million, or 57.1% to $2.24 billion for the 1997 period from

$1.43 billion for the 1996 period. The net interest margin for the six months ended June 30, 1997, improved to 3.47% as compared to 3.43% for the comparable period in 1996, despite a decline in the net interest spread. The net interest spread declined to 2.47% from 2.83% for the period ended June 30, 1997 and 1996, respectively, primarily as a result of a 59 basis point decrease in real estate loan yields, a 22 basis point increase in total deposit costs and the Company's increased leverage position.

PROVISION FOR POSSIBLE LOAN LOSSES

        The provision for possible loan losses totaled $300,000 for the six months ended June 30, 1997 as compared to $400,000 for the six months ended June 30, 1996. The allowance for possible loan losses totaled $23.8 million at June 30, 1997 which represents a ratio of allowance for possible loan losses as a percent of total non-performing loans and to total loans of 308.55% and 3.51%, respectively. Additionally, the Company experienced net recoveries of $176,000 for the six months ended June 30, 1997. The provision for possible loan losses for the six months ended June 30, 1997 reflects management's qualitative assessment of the loan portfolio, net charge-offs and the collection of delinquent loans. Management assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

NON-INTEREST INCOME

        Non-interest income, increased $216,000 or 4.6%, to $4.9 million for the six month period ended June 30, 1997 as compared to $4.7 million for the six month period ended June 30, 1996. The increase reflects in part, a $552,000 increase in loan servicing and fee income, a $288,000 increase in net gains on securities and a decrease of $294,000 in losses on real estate operations. The increase in loan servicing and fee income is primarily attributable to $467,000 in fee income earned on temporary bank balances relating to the post conversion return of $1.08 billion of non-depository stock subscriptions. The decrease in net losses on real estate operations is primarily due to the sale of one real estate owned property during the first quarter of 1997 which resulted in a gain of $124,000, a decrease in the provision for possible losses on other real estate owned of $200,000 from the June 30, 1996 to the June 30, 1997 period, partially offset by an increase of $30,000 in net other real estate owned expenses. These increases in non-interest income were partially offset by a $772,000 decrease in net gains on sales of loans and a $146,000 decrease in other non-interest income. The decrease in net gains on sales of loans is primarily attributable to unfavorable market conditions in the secondary market, and to a lesser extent the Company retaining a larger percentage of one- to four-family loan originations. The decrease in other non-interest income is primarily due to real estate tax certiorari refunds received during the first quarter of 1996.

NON-INTEREST EXPENSE

        Non-interest expense totaled $34.8 million for the six months ended June 30, 1997 as compared to $16.5 million for the six months ended June 30, 1996, an increase of $18.3 million, or 111.3%. The increase is primarily the result of the one-time $12.7 million expense associated with funding the Foundation. Excluding the effect of funding the Foundation, non-interest expense increased $5.6 million, or 34.0%, to $22.0 million for the six months ended June 30, 1997 as compared to $16.5 million for the same period in 1996. The increase in non-interest expense was primarily attributable to increases in compensation and employee benefits, including the ESOP, and additional personnel and other costs associated with the additional branch and mortgage origination offices. Also contributing to the increase in non-interest expense were additional costs incurred in connection with professional fees, advertising and promotional expenses and deposit insurance premiums.

INCOME TAXES

        Total income tax expense increased $806,000 or 15.9%, from $5.1 million recorded during the six months ended June 30, 1996 to $5.9 million recorded during the six months ended June 30, 1997. The effective income tax rates were 31.23% for the six months ended June 30, 1997 as compared to 31.69% for the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and mortgage related and debt and equity securities, and to a lesser extent, proceeds from the sale of fixed-rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by general interest rates, economic conditions and competition.

        The primary investing activities of the Bank are the origination of both one- to four-family and commercial real estate loans and the purchase of mortgage-backed, mortgage related, and debt and equity securities. During the six months ended June 30, 1997 and June 30, 1996, the Bank originated and purchased mortgage loans in the amount of $300.5 million and $219.8 million, respectively. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $703.5 million and $362.0 million during the six months ended June 30, 1997 and 1996, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities and by the Company's increased borrowed funds position during the quarter ended June 30, 1997. Loan sales provided additional liquidity to the Company, totaling $90.8 million and $123.5 million for the six months ended June 30, 1997 and 1996, respectively.

        The Company closely monitors its liquidity position on a daily basis. Excess, short-term liquidity is invested in overnight federal funds sold. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse repurchase agreements. At June 30, 1997, the Company had $690.6 million in reverse repurchase agreements outstanding, whereas, at December 31, 1996 there were no reverse repurchase agreements outstanding. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse repurchase agreements, to fund a significant portion of its asset growth.

        Loan commitments totaled $212.3 million at June 30, 1997, comprised of $59.7 million in one- to four-family loan commitments, $31.0 million in commercial real estate loan commitments, $101.6 million in construction and development loan commitments, $13.9 million in multi-family loan commitments and $6.1 million in home equity loan commitments. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposits that are scheduled to mature in one year or less from June 30, 1997 totaled $803.3 million. Based upon prior experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

        The Bank's most liquid assets are cash and cash equivalents, short-term securities, securities available-for-sale and securities held-to-maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending, and investment activities during any given period. At June 30, 1997, the

Company had $39.1 million in cash and cash equivalents and no short-term repurchase agreements outstanding whereas, at December 31, 1996 the Bank had $624.6 million in cash and cash equivalents and $501.7 million in short-term repurchase agreements outstanding. The decrease in cash and cash equivalents and short-term repurchase agreements was primarily due to the Company's temporarily high liquidity position at December 31, 1996 due to the receipt of stock subscriptions held in escrow relating to the Conversion.

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

        In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 1997 and March 31, 1997, the Bank exceeded those requirements. The Bank's leverage capital ratios were 13.75% and 14.52% at June 30, 1997 and March 31, 1997, respectively. The Bank's Tier-1 risk-based capital ratios were 33.30% and 34.45% at June 30, 1997 and March 31, 1997, respectively. The Bank's total risk-based capital ratios were 34.55% and 35.71% at June 30, 1997 and March 31, 1997, respectively.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

        Not applicable

ITEM 2. CHANGES IN SECURITIES
-----------------------------

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        On July 22, 1997 the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms, the approval of the Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan and the ratification of KPMG Peat Marwick LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:


                                      No. of Votes For    No. of Votes Withheld
                                      ----------------    ---------------------
1.  Election of Directors
        Thomas J. Calabrese, Jr. ....    36,937,110              379,624
        Dr. Edwin W. Martin, Jr. ....    36,946,332              370,402
        Richard C. Webel.............    36,959,136              357,598

        The Directors whose terms continued and the years their terms expire are as follows:
        Joseph L. Mancino (1998); James Swiggett (1998); Robert G. Freese
        (1998); Floyd N. York (1999); Victor C. McCuaig (1999); and John P. Nicholson (1999).

                                                No. of Votes    No. of Votes    No. of Votes
                                                    For           Against        Abstaining
                                                ------------    ------------    ------------
2.  Approval of The Roslyn Bancorp, Inc.
    1997 Stock-Based Incentive Plan...........    23,284,044       2,361,429         501,782
                                                No. of Votes    No. of Votes    No. of Votes
                                                    For           Against        Abstaining
                                                ------------    ------------    ------------
3.  Ratification of KPMG Peat Marwick LLP
    as the Company's independent auditors.....    36,800,217         324,412         192,105

ITEM 5. OTHER INFORMATION
-------------------------

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         (a)    Exhibits
                --------

        11.0    Statement re: Computation of Per Share Earnings

        27.0    Financial Data Schedule*

         (b)    Reports on Form 8-K
                -------------------

        On May 29, 1997, the Company filed with the SEC a Current Report on Form 8-K which contained a press release. The May press release announced the adoption of a quarterly dividend policy and the declaration of the Company's first cash dividend.


*       Submitted only with electronic filing in electronic format.

                                 Exhibit Index
                                 -------------

                                                                          Page
                                                                          ----
11.0    Statement re: Computation of Per Share Earnings                    28
27.0    Financial Data Schedule (submitted only with electronic filing)     -

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ROSLYN BANCORP, INC.
                                    (Registrant)

Date:   August 14, 1997         By: /s/ Joseph L. Mancino
                                   ------------------------------------------
                                        Joseph L. Mancino
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date:   August 14, 1997         By: /s/ Michael P. Puorro
                                   ------------------------------------------
                                        Michael P. Puorro
                                        Treasurer and Chief Financial Officer