Form 10-Q
period 1997-09-30
ROSLYN BANCORP INC
filed 1997-11-14
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997               0-28886
                                                        ----------------------
                                                        Commission File Number


                              ROSLYN BANCORP, INC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                        11-3333218
   -------------------------------                      -------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)


  1400 Old Northern Boulevard, Roslyn, New York                11576
  ---------------------------------------------             ----------
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

                              Yes [ X ]  No [    ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


The Registrant had 43,642,459 shares of Common Stock outstanding as of November 13, 1997.

                                   FORM 10-Q
                              ROSLYN BANCORP, INC.
                                     INDEX

                                                                                Page
PART I -  FINANCIAL INFORMATION                                                Number
-------------------------------                                                ------
ITEM 1.   Financial Statements - Unaudited

          Consolidated Statements of Financial Condition at
                September 30, 1997 and December 31, 1996                           2

          Consolidated Statements of Income for the three and  nine
                months ended September 30, 1997 and 1996                           3

          Consolidated Statement of Changes in Stockholders' Equity
                for the nine months ended September 30, 1997                       4

          Consolidated Statements of Cash Flows for the nine
                months ended September 30, 1997 and 1996                       5 - 6

          Notes to Unaudited Consolidated Financial Statements                7 - 13

ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          14 - 27

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                                       28

ITEM 2.   Changes in Securities                                                   28

ITEM 3.   Defaults Upon Senior Securities                                         28

ITEM 4.   Submission of Matters to a Vote of Security Holders                     28

ITEM 5.   Other Information                                                       29

ITEM 6.   Exhibits and Reports on Form 8-K                                        29

          Signature Page                                                          31

     ---------------------------------------------------------------------------
     Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
     ---------------------------------------------------------------------------

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     September 30,      December 31,
                                                                         1997               1996
                                                                    --------------     --------------
                                   ASSETS
               Cash and cash equivalents:
                Cash and cash items.............................     $      2,199        $      2,284
                Due from banks..................................           17,970               9,786
                Money market investments........................           20,800           1,114,240
                                                                     ------------        ------------
                                                                           40,969           1,126,310
               Debt and equity securities:
                Held-to-maturity, net (estimated fair value of
                 $2,037 and  $2,067, respectively)..............            1,930               1,930
                 Available-for-sale.............................          524,947             486,896
               Mortgage-backed and mortgage related
               securities:
                Held-to-maturity, net (estimated fair  value
                 of  $223,856 and 276,046, respectively)........          223,203             276,632
                Available-for-sale..............................        1,728,113           1,159,411
                                                                     ------------        ------------
                                                                        2,478,193           1,924,869
               Loans held for sale, net.........................           17,648              14,134
               Loans receivable held for investment, net:
                Real estate loans, net..........................          898,477             510,969
                Consumer and student............................            3,947               1,241
                                                                     ------------        ------------
                                                                          902,424             512,210
                Less allowance for possible loan losses.........          (23,945)            (23,320)
                                                                     ------------        ------------
                                                                          878,479             488,890
               Banking house and equipment, net.................           16,938              17,235
               Accrued interest receivable......................           22,078              18,665
               Mortgage servicing rights, net...................            8,909               8,695
               Excess of cost cover over fair value of net
                assets acquired.................................            2,963               3,375
               Real estate owned, net...........................              661               1,698
               Deferred tax asset, net..........................            1,788               5,022
               Other assets.....................................            5,524               9,060
                                                                     ------------        ------------
                    Total assets................................     $  3,474,150        $  3,617,953
                                                                     ============        ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
               Deposits:
                Savings accounts................................          427,383             646,650
                Certificates of deposit.........................        1,287,120           1,128,053
                Money market accounts...........................           48,331              75,157
                Demand deposit accounts.........................          113,156             105,675
                                                                     ------------        ------------
                   Total deposits...............................        1,875,990           1,955,535
               Borrowed funds...................................          918,619               1,829
               Accrued dividends and interest on deposits.......           11,976               6,636
               Mortgagors' escrow and security deposits.........           23,895              17,725
               Accrued taxes payable............................           15,889              12,185
               Non-depository stock subscriptions...............                -           1,356,911
               Accrued expenses and other liabilities...........           14,968              17,783
                                                                     ------------        ------------
                   Total liabilities............................        2,861,337           3,368,604
                                                                     ------------        ------------
               Stockholders' equity:
                Preferred stock, $.01 par value, 10,000,000
                 shares authorized; none issued.................                -                   -
                Common stock, $.01 par value, 100,000,000
                 shares authorized;  43,642,459 shares issued
                 and outstanding at September 30, 1997..........              436                   -
                Additional paid-in-capital......................          423,212                   -
                Retained earnings - substantially restricted....          254,590             235,154
                Unallocated common stock held by Employee
                 Stock Ownership Plan...........................          (52,460)                  -
                Unearned common stock held by Recognition and
                 Retention Plan.................................          (39,305)                  -
                Net unrealized gain on securities
                 available-for-sale, net of tax.................           26,340              14,195
                                                                     ------------        ------------
                   Total stockholders' equity...................          612,813             249,349
                                                                     ------------        ------------
                   Total liabilities and stockholders' equity...     $  3,474,150        $  3,617,953
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

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                For the                  For the
                                                                           three months ended       nine months ended
                                                                             September 30,            September 30,
                                                                        -----------------------   -----------------------
                                                                           1997         1996        1997         1996
                                                                        ----------   ----------   ----------   ----------
Interest income:
   Federal funds sold and short-term deposits................           $      395   $      326   $    3,704   $    1,013
   Debt and equity securities................................                8,616        8,161       25,028       22,298
   Mortgage-backed and mortgage related securities...........               33,680       15,733       91,426       43,503
   Real estate loans.........................................               16,532        9,906       42,175       28,096
   Consumer and student loans................................                  110           47          252          291
                                                                        ----------   ----------   ----------   ----------
       Total interest income.................................               59,333       34,173      162,585       95,201
Interest expense:
   Deposits..................................................               22,792       17,396       65,547       48,956
   Borrowed funds............................................               11,544        2,139       23,072        3,445
                                                                        ----------   ----------   ----------   ----------
       Total interest expense................................               34,336       19,535       88,619       52,401
                                                                        ----------   ----------   ----------   ----------
Net interest income before provision for possible loan
   losses....................................................               24,997       14,638       73,966       42,800
Provision for possible loan losses...........................                  150          300          450          700
                                                                        ----------   ----------   ----------   ----------
Net interest income after provision for possible loan
   losses....................................................               24,847       14,338       73,516       42,100
                                                                        ----------   ----------   ----------   ----------
Non-interest income:
   Loan servicing and fee income.............................                1,547        1,210        4,806        3,917
   Net gains on sales of loans...............................                  592        1,071        1,788        3,039
   Net gains on securities...................................                  923           42        1,266           97
   Other non-interest income.................................                   36           19          167          296
                                                                        ----------   ----------   ----------   ----------
       Total non-interest income.............................                3,098        2,342        8,027        7,349
                                                                        ----------   ----------   ----------   ----------
Non-interest expense:
   General and administrative expenses:
     Compensation and employee benefits......................                7,357        5,035       20,267       14,343
     Occupancy and equipment.................................                  975        1,197        2,798        2,936
     Deposit insurance premiums..............................                   56            1          269            2
     Advertising and promotion...............................                  585          522        1,784        1,493
     Other non-interest expenses.............................                2,188        2,202        7,856        6,401
                                                                        ----------   ----------   ----------   ----------
       Total general and administrative expenses.............               11,161        8,957       32,974       25,175
   Real estate operations, net...............................                   17          233           54          564
   Amortization of excess of cost over fair value of net
       assets acquired.......................................                  117          117          352          352
   Charitable contribution to The Roslyn Savings Foundation..                    -            -       12,711            -
                                                                        ----------   ----------   ----------   ----------
       Total non-interest expense............................               11,295        9,307       46,091       26,091
                                                                        ----------   ----------   ----------   ----------
Income before income taxes...................................               16,650        7,373       35,452       23,358
Provision for income taxes...................................                5,616        2,702       11,487        7,767
                                                                        ----------   ----------   ----------   ----------

Net income...................................................           $   11,034   $    4,671   $   23,965   $   15,591
                                                                        ==========   ==========   ==========   ==========
Primary earnings per common share............................           $     0.28   $        -   $     0.60   $        -
                                                                        ==========   ==========   ==========   ==========
Fully diluted earnings per common share......................           $     0.28   $        -   $     0.60   $        -
                                                                        ==========   ==========   ==========   ==========



     See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                              For the
                                                                                                         nine months ended
                                                                                                         September 30, 1997
                                                                                                         ------------------
Common Stock (Par Value)
------------------------
Issuance of 42,371,359 shares of $0.01 par value common stock
   in initial public offering........................................................................   $         423
 Issuance of 1,271,100 shares of $0.01 par value common stock
   to The Roslyn Savings Foundation..................................................................              13
                                                                                                        -------------
Balance at end of period.............................................................................             436
                                                                                                        -------------

Additional Paid-in-Capital
--------------------------
 Issuance of 42,371,359 shares of common stock in initial public
   offering at $10.00 per share, net of conversion related expenses..................................         410,227
 Issuance of 1,271,100 shares of common stock at $10.00 per share
    to The Roslyn Savings Foundation.................................................................          12,699
Excess of ESOP compensation charge measured using fair value.........................................
    of stock over its related cost...................................................................             286
                                                                                                        -------------
Balance at end of period.............................................................................         423,212
                                                                                                        -------------

Retained Earnings-Substantially Restricted
------------------------------------------
Balance at beginning of period.......................................................................         235,154
Net income...........................................................................................          23,965
Cash dividends declared on common stock..............................................................          (4,423)
Excess of  RRP stock cost over compensation charge upon amortization of awards.......................            (106)
                                                                                                        -------------
Balance at end of period.............................................................................         254,590
                                                                                                        -------------

Unallocated Common Stock Held by Employee Stock Ownership Plan ("ESOP")
-----------------------------------------------------------------------
Open market purchases of Roslyn Bancorp, Inc. common stock
    by ESOP trustee..................................................................................         (54,805)
Allocation from shares purchased with 1996 contribution..............................................           1,000
Allocation from shares purchased with loan from Roslyn Bancorp, Inc..................................           1,345
                                                                                                        -------------
Balance at end of period.............................................................................         (52,460)
                                                                                                        -------------

Unearned Common Stock Held by Recognition and Retention Plan ("RRP")
--------------------------------------------------------------------
Open market purchases of Roslyn Bancorp, Inc. common stock...........................................         (41,374)
Amortization of RRP stock awards.....................................................................           2,069
                                                                                                        -------------
Balance at end of period.............................................................................         (39,305)
                                                                                                        -------------

Net Unrealized Gain on Securities Available-For-Sale, Net of Tax
----------------------------------------------------------------
Balance at beginning of period.......................................................................          14,195
Change in unrealized gain on securities available-for-sale, net of tax...............................          12,145
                                                                                                        -------------
Balance at end of period.............................................................................          26,340
                                                                                                        -------------

Total stockholders' equity...........................................................................   $     612,813
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

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (IN THOUSANDS)

                                                                                                           For the
                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                --------------------------------
                                                                                                     1997              1996
                                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $      23,965      $      15,591
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Charitable contribution of Roslyn Bancorp, Inc.
       common stock to The Roslyn Savings Foundation.......................................            12,711                  -
     Provision for possible loan losses....................................................               450                700
     Provision for possible losses on real estate owned....................................                 -                350
     Originated mortgage servicing rights, net of amortization.............................              (214)              (397)
     Amortization of excess of cost over fair value of
       net assets acquired.................................................................               352                352
     Depreciation..........................................................................             1,145              1,184
     Accretion of discounts, net of amortization of premiums...............................            (3,229)              (913)
     Amortization of premium on callable preferred stock...................................               594                559
     Allocation of ESOP stock..............................................................             1,631                  -
     Amortization of RRP stock awards......................................................             1,963                  -
     Proceeds from sales of loans held for sale,
       net of originations and purchases...................................................            (1,514)             6,697
     Gains on sales of loans...............................................................            (1,788)            (3,039)
     Net gains on securities...............................................................            (1,266)               (97)
     Net gains on sales of real estate owned...............................................              (155)               (10)
     (Increase) decrease in deferred income taxes..........................................            (5,824)               381
     Changes in assets and liabilities:
        Increase in accrued interest receivable............................................            (3,413)            (3,450)
        Decrease (increase) in other assets................................................             3,558             (2,760)
        Increase in accrued dividends and interest on deposits.............................             5,340              4,435
        Increase in accrued taxes payable..................................................             3,704              2,441
        (Decrease) increase in accrued expense and other liabilities.......................            (2,557)             2,464
        Net increase in unearned income....................................................             6,057                234
                                                                                                  -----------         ----------
          Net cash provided by operating activities........................................            41,510             24,722
                                                                                                  -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of mortgage-backed
   and mortgage related securities held-to-maturity........................................            53,787             57,307
Proceeds from sales and repayments of debt, equity,
   mortgage-backed and mortgage related securities
   available-for-sale......................................................................           515,307            202,098
Purchases of debt, equity, mortgage-backed and
   mortgage related securities available-for-sale..........................................        (1,097,315)          (650,414)
Loan originations and purchases, net of principal repayments...............................          (396,515)           (85,012)
Purchases of banking house and equipment, net..............................................              (848)            (4,038)
Proceeds from sales of real estate owned...................................................             1,181              1,751
                                                                                                  -----------         ----------
     Net cash used in investing activities.................................................          (924,403)          (478,308)
                                                                                                  -----------         ----------

                                                                       Continued

                                                                                                           For the
                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                              -------------------------------
                                                                                                    1997               1996
                                                                                              -------------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in  demand deposit, money market,
   and savings accounts....................................................................         (238,612)          (5,967)
Increase in certificates of deposit........................................................          159,067          262,310
Increase in borrowed funds.................................................................          916,790          213,664
Increase in mortgagors' escrow and security deposits.......................................            6,170            5,432
Net proceeds of common stock issuance......................................................          410,650                -
Loan to ESOP for open market purchase of common stock......................................          (53,805)               -
Open market purchase of common stock for RRP...............................................          (41,374)               -
Cash dividends paid on common stock........................................................           (4,423)               -
Decrease in non-depository stock subscriptions.............................................       (1,356,911)               -
                                                                                                ------------        ---------
     Net cash (used) provided by financing activities......................................         (202,448)         475,439
                                                                                                ------------        ---------
Net (decrease) increase in cash and cash equivalents.......................................       (1,085,341)          21,853
Cash and cash equivalents at beginning of period...........................................        1,126,310           21,271
                                                                                                ------------        ---------
Cash and cash equivalents at end of period.................................................     $     40,969       $   43,124
                                                                                                ============        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest on deposits and borrowed funds.................................................     $     83,279       $   47,966
                                                                                                ============        =========
   Income taxes............................................................................     $     13,080       $    4,848
                                                                                                ============        =========
Non-cash investing activities:
   Additions to real estate owned, net.....................................................     $         12       $      431
                                                                                                ============        =========

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

Primary and fully diluted earnings per share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

For the primary EPS calculation, the weighted-average number of shares of common stock and common stock equivalents outstanding includes the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan ("ESOP") and the unawarded shares held by the Recognition and Retention Plan ("RRP") and the dilutive effect of unexercised stock options using the treasury stock method.

For the fully diluted EPS calculation, the weighted average number of shares of common stock equivalents includes the same components used in the primary earnings per share calculation; however, the maximum dilutive effect for unexercised stock options is computed using the period-end market price of the Company's common stock if it is higher than the average market price used in calculating primary earnings per share.

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

4.   EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP"). The ESOP is a tax qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be able to participate in the ESOP. Subsequent to the Conversion, the ESOP purchased, primarily through a $53.8 million loan from the Company and an initial $1.0 million contribution from the Bank, 8% of the outstanding shares of common stock, or 3,491,397 shares, on the open market. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 30 years. The Company recognizes compensation expense attributable to its ESOP, other than the initial $1.0 million contribution which was charged to compensation expense in 1996, ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the nine months ended September 30, 1997, compensation expense attributable to the ESOP was approximately $1.6 million.

5.   RECOGNITION AND RETENTION PLAN

At the annual shareholder meeting on July 22, 1997, the shareholders approved The Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan ("Incentive Plan" or "Recognition and Retention Plan"). The Incentive Plan authorizes the granting of options to purchase common stock, option-related awards and awards of common stock (collectively, "Awards"). Subject to certain adjustments to prevent dilution of Awards to participants, the maximum number of shares reserved for Awards denominated in common stock under the Incentive Plan is 6,108,444 shares. The maximum number of shares reserved for purchase pursuant to the exercise of options and option-related Awards which may be granted under the Incentive Plan is 4,364,246 shares and will primarily vest over a five year period and which must be exercised no more than ten years from the date of grant. The maximum number of the shares reserved for the award of shares of common stock is 1,744,198 shares, and will primarily vest over a five year period. All officers, other employees and outside directors of the Company and its affiliates, including the Bank and its subsidiaries, are eligible to receive Awards under the Incentive Plan. The Incentive Plan will be administered by a committee of non-employee directors of the Company (the "Committee"). Authorized, but unissued shares or shares previously issued and reacquired by the Company, may be used to satisfy the Awards under the Incentive Plan.

The Bank contributed $41.4 million, during the third quarter of 1997, to the Recognition and Retention Plan ("RRP") to enable the RRP to purchase the 1,744,198 shares of the Company's common stock to be awarded. This contribution represents deferred compensation which is initially recorded as a reduction to stockholders' equity and ratably charged to compensation expense over the vesting period of the awards. The Committee established September 2, 1997 as the Incentive Plans effective grant date and substantially all of the shares reserved as noted above, were awarded. For the nine months ended September 30, 1997, compensation expense attributable to the RRP was approximately $2.0 million. There was no compensation expense attributable to the options as the Company used the intrinsic value based method of accounting as the $22.50 exercise price equaled the stock price at the grant date.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is still assessing the impact of the adoption of this statement on the Company's consolidated financial statements.

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

The statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", No. 18, "Financial Reporting for Segments of a Business Enterprise - Interim Financial Statements", No. 24, "Reporting Segment Information in Financial Statements That Are Presented in Another Enterprise's Financial Report" and SFAS No. 30, "Disclosure of Information about Major Customers." SFAS No. 131 amends SFAS No. 94,

"Consolidation of All Majority-Owned Subsidiaries", to eliminate the requirement to disclose additional information about subsidiaries that were not consolidated prior to the effective date of SFAS No. 94. The statement also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure of selected information about operating segments in interim reports to shareholders.

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

The statement is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for the earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in the financial statements for the interim period in the second year of application. Management is still assessing the impact of the adoption of this statement on the Company's consolidated financial statements.

7.  RECENT DEVELOPMENTS

On August 19, 1997, the Company announced that its Board of Directors declared a quarterly dividend of six cents ($0.06) per common share. The dividend was paid on September 12, 1997 to shareholders of record as of September 2, 1997.

8.  DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES

The following table sets forth certain information regarding amortized cost, and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at September 30, 1997 and December 31, 1996, respectively.

                                                                      September 30, 1997           December 31, 1996
                                                                  -------------------------   -------------------------
                                                                                       (In thousands)

                                                                                  Estimated                   Estimated
                                                                    Amortized       fair        Amortized       fair
                                                                      cost          value         cost          value
                                                                    ---------     ---------     ---------     ---------
Available-for-sale:
 Debt securities:
   United States Government - direct and
     guaranteed................................................   $   115,563   $   118,231   $   175,440   $   179,259
   United States Government agencies...........................       148,292       147,696       124,709       124,377
   Other.......................................................        12,374        12,410        14,207        14,398
                                                                  -----------   -----------   -----------   -----------
     Total debt securities.....................................       276,229       278,337       314,356       318,034
                                                                  -----------   -----------   -----------   -----------
 Equity securities:
   Common and preferred........................................       221,500       246,111       155,284       168,364
   Other.......................................................           488           499           488           498
                                                                  -----------   -----------   -----------   -----------
     Total equity securities...................................       221,988       246,610       155,772       168,862
                                                                  -----------   -----------   -----------   -----------
 Mortgaged-backed and mortgage related
   securities, net:
    GNMA pass-through securities...............................        15,253        16,750        18,737        20,504
    FNMA pass-through securities...............................         5,448         5,359         6,443         6,263
    FHLMC pass-through securities..............................       231,109       233,618       220,800       220,264
    GNMA adjustable rate mortgage pass-
      through securities.......................................       419,419       426,914       268,801       272,432
    Whole loan private collateralized mortgage
      obligations..............................................       466,112       470,210       276,500       278,033
    Agency collateralized mortgage
      obligations..............................................       571,518       575,262       360,115       361,915
                                                                  -----------   -----------   -----------   -----------
      Total mortgage-backed and mortgage
        related securities, net................................     1,708,859     1,728,113     1,151,396     1,159,411
                                                                  -----------   -----------   -----------   -----------
      Total securities available-for-sale......................   $ 2,207,076   $ 2,253,060   $ 1,621,524   $ 1,646,307
                                                                  ===========   ===========   ===========   ===========
Held-to-maturity, net:
 Debt securities:
   State, county and municipal.................................   $     1,930   $     2,037   $     1,930   $     2,067
 Mortgaged-backed and mortgage related securities:
   Whole loan private collateralized mortgage obligations......       223,203       223,856       276,632       276,046
                                                                  -----------   -----------   -----------   -----------

     Total securities held-to-maturity, net....................   $   225,133   $   225,893   $   278,562   $   278,113
                                                                  ===========   ===========   ===========   ===========

9.   LOANS RECEIVABLE, NET

     Loans receivable, net at September 30, 1997 and December 31, 1996 consist of the following:

                                                        September 30, 1997        December 31, 1996
                                                        -------------------     -------------------
                                                                     (In thousands)
Real estate loans:
  One- to four-family.........................          $         574,015       $           263,337
  Multi-family................................                     37,325                    46,576
  Commercial real estate......................                    246,660                   168,797
  Construction and development................                     51,866                    37,459
  Home equity and second mortgage.............                     13,635                     9,506
Consumer......................................                      3,947                     1,241
Student.......................................                        837                     1,576
                                                        -----------------       -------------------
         Gross loans..........................                    928,285                   528,492
Less:
  Unamortized discounts, net..................                      5,975                       701
  Deferred loan fees..........................                        771                       881
  Deferred mortgage interest..................                      1,467                       566
  Allowance for possible loan losses..........                     23,945                    23,320
                                                        -----------------       -------------------
         Total loans, net.....................                    896,127                   503,024
Less:
  Loans held for sale, net:
       One- to four-family, net...............                     16,811                    12,558
       Student................................                        837                     1,576
                                                        -----------------       -------------------
         Loans receivable held for
          investment, net.....................          $         878,479       $           488,890
                                                        =================       ===================


10.  ASSET QUALITY

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

                                                                  September 30,     December 31,
                                                                      1997             1996
                                                                 --------------     ------------
                                                                          (In thousands)
           Non-accrual loans:
            One- to four-family................................    $      3,709     $      2,764
            Home equity........................................              59                -
            Multi-family.......................................               -                -
            Commercial real estate.............................           4,263            5,374
            Construction and development.......................             602              602
            Consumer loans.....................................              19                -
                                                                   ------------     ------------
               Total non-accrual loans.........................           8,652            8,740
           Loans contractually past due 90
             days or more, other than non-accruing.............               4                -
                                                                   ------------     ------------
               Total non-performing loans......................           8,656            8,740
           Real estate owned, net (1)..........................             661            1,698
                                                                   ------------     ------------
               Total non-performing assets.....................    $      9,317     $     10,438
                                                                   ============     ============

           Allowance for possible loan losses
             as a percent of loans (2).........................            2.65%            4.55%

           Allowance for possible loan losses
             as a percent of total non-performing loans........          276.63%          266.82%

           Non-performing loans as a percent of loans (2)......            0.96%            1.71%

           Non-performing assets as a percent of total
             assets............................................            0.27%            0.29%

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

FINANCIAL CONDITION

     Total assets at September 30, 1997 were $3.47 billion, a decrease of $143.8 million, or 3.98%, from $3.62 billion at December 31, 1996. The decrease was primarily attributable to the January 10, 1997 consummation of the Bank's conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the return of stock subscription proceeds for unsatisfied subscriptions of Roslyn Bancorp, Inc. common stock. As a result, $145.3 million of deposits and $278.4 million of non-depository stock subscriptions funds were transferred to stockholders' equity of the Company, and $1.08 billion of non-depository stock subscriptions funds, which were held in short-term money market investments, were returned to subscribers. The effect of such resulted in a $1.09 billion decrease in short-term money market investments from $1.11 billion at December 31, 1996 to $20.8 million at September 30, 1997.

     Excluding the effect of the $1.08 billion of non-depository stock subscriptions funds returned to subscribers, total assets increased by $934.8 million primarily due to a $606.8 million increase in securities available-for-sale and a $387.5 million increase in real estate loans held for investment, net. The net conversion proceeds, along with the Company's leveraging strategy, were utilized to fund the growth in both the securities and mortgage loan portfolios. Mortgage-backed and mortgage related securities available-for-sale increased by $568.7 million, or 49.1%, from $1.16 billion at December 31, 1996 to $1.73 billion at September 30, 1997. Debt and equity securities available-for-sale at September 30, 1997 totaled $524.9 million, an increase of $38.0 million, or 7.8%, compared to $486.9 million at December 31, 1996. Securities held-to-maturity, net decreased $53.5 million, or 19.2%, to $225.1 million at September 30, 1997 from $278.6 million at December 31, 1996. These changes in the securities portfolios reflect the effects of securities purchases, securities repayments and maturities, and in the case of the available-for-sale securities portfolio, the effects of securities sales and changes in the estimated fair values of the securities. At September 30, 1997, the securities available-for-sale portfolio had net unrealized gains of $46.0 million as compared to $24.8 million at December 31, 1996.

     Real estate loans held for investment, net at September 30, 1997 were $898.5 million, an increase of $387.5 million, or 75.8% from $511.0 million at December 31, 1996 primarily due to the origination of $353.2 million in commercial real estate, construction and development and one- to four-family residential real estate loans and from the purchase of $262.2 million of one- to four-family residential real estate loans.

     Total liabilities at September 30, 1997 were $2.86 billion, a decrease of $507.3 million, or 15.06% from $3.37 billion at December 31, 1996. Although total deposits decreased by $79.5 million, or 4.07%, from $1.96 billion at December 31, 1996 to $1.88 billion at September 30, 1997, after giving effect to the $145.3 million of deposits that were transferred to stockholders' equity as part of the conversion to a stock form of ownership, deposits have increased by $65.8 million, or 3.6%. At September 30, 1997 total deposits increased $104.8 million, or 5.9% from the previous quarter ended June 30, 1997. The overall decrease in total liabilities was partially offset by a $916.8 million increase in borrowed funds principally due to management's decision to adopt a leveraging strategy utilizing borrowings, primarily in the form of reverse repurchase agreements, to fund asset growth and, to a lesser extent, fund first quarter deposit outflows.

     Total stockholders' equity increased $363.5 million to $612.8 million at September 30, 1997 from $249.3 million at December 31, 1996. The increase is primarily due to the transfer of $410.7 million of net conversion proceeds of the initial public offering that was completed on January 10, 1997, earnings for the nine months ended September 30, 1997 totaling $24.0 million and the increase in net unrealized gains on securities available-for-sale, net of taxes of $12.1 million. The increase in net unrealized gains on securities available-for-sale from December 31, 1996 to September 30, 1997 resulted primarily from the appreciation in equity securities coupled with the larger aggregate principal balance of the investment portfolio. This increase was partially offset by the unallocated and unearned shares of common stock held by the Company's ESOP and RRP of $52.5 million and $39.3 million, respectively, and the $4.4 million of dividends paid to shareholders. Additionally, concurrent with the close of the stock offering, the Company donated 1,271,100 shares of common stock to the Foundation which increased stockholders' equity by $12.7 million.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 1997 and 1996, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                          1997                                      1996
                                          ----------------------------------        ---------------------------------
                                                                     AVERAGE                                  AVERAGE
                                             AVERAGE                 YIELD/         AVERAGE                    YIELD/
                                             BALANCE     INTEREST     COST          BALANCE       INTEREST      COST
                                          ------------   --------    -------        ----------    --------    -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:

Interest-earning assets:
   Federal funds sold and
     repurchase agreements..............   $    26,317   $    395    6.00%          $    24,690   $    326      5.28%
   Debt and equity securities...........       532,830      8,616    6.47               478,104      8,161      6.83
   Mortgage-backed and mortgage
     related securities.................     1,867,823     33,680    7.21               903,570     15,733      6.96
   Real estate loans, net...............       770,837     16,532    8.58               441,897      9,906      8.97
   Consumer and student loans...........         4,577        110    9.61                 2,109         47      8.91
                                           -----------   --------                   -----------   --------
          Total interest-earning assets.     3,202,384     59,333    7.41             1,850,370     34,173      7.39
                                                         --------                                 --------
Non-interest-earning assets.............        69,778                                   76,261
                                           -----------                              -----------

Total assets............................   $ 3,272,162                              $ 1,926,631
                                           ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
   Money market accounts................   $    50,688        338    2.67%          $    61,233        443      2.89%
   Savings accounts.....................       425,988      3,300    3.10               457,121      3,613      3.16
   NOW and Super NOW accounts...........        82,994        782    3.77                47,624        382      3.21
   Certificates of deposit..............     1,251,903     18,372    5.87               926,010     12,958      5.60
                                           -----------   --------                   -----------   --------
          Total deposits................     1,811,573     22,792    5.03             1,491,988     17,396      4.66
   Borrowed funds.......................       765,811     11,544    6.03               150,272      2,139      5.69
                                           -----------   --------                   -----------   --------
          Total interest-bearing
           liabilities..................     2,577,384     34,336    5.33             1,642,260     19,535      4.76
                                                         --------                                 --------
Non-interest-bearing liabilities........        73,374                                   57,758
                                           -----------                              -----------
Total liabilities.......................     2,650,758                                1,700,018
Stockholders' equity....................       621,404                                  226,613
                                           -----------                              -----------

Total liabilities and stockholders'
    equity..............................   $ 3,272,162                              $ 1,926,631
                                           ===========                              ===========

Net interest income/net interest
    rate spread.........................                 $ 24,997    2.08%                        $ 14,638      2.63%
                                                         ========  ======                         ========   =======

Net interest margin.....................                             3.12%                                      3.16%
                                                                   ======                                    =======

Ratio of interest-earning assets to
    interest-bearing liabilities........                           124.25%                                    112.67%
                                                                   ======                                    =======

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                        1997                                     1996
                                          ----------------------------------        ---------------------------------
                                                                     AVERAGE                                  AVERAGE
                                             AVERAGE                 YIELD/         AVERAGE                    YIELD/
                                             BALANCE     INTEREST     COST          BALANCE       INTEREST      COST
                                          ------------   --------    -------        ----------    ---------   -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:

Interest-earning assets:
   Federal funds sold and
     repurchase agreements..............   $    89,566    $   3,704      5.51%     $    25,933     $  1,013       5.21%
   Debt and equity securities...........       506,627       25,028      6.59          432,582       22,298       6.87
   Mortgage-backed and mortgage
     related securities.................     1,702,189       91,426      7.16          840,562       43,503       6.90
   Real estate loans, net...............       650,183       42,175      8.65          408,224       28,096       9.18
   Consumer and student loans...........         3,761          252      8.93            3,352          291      11.58
                                           -----------    ---------                -----------     --------
          Total interest-earning assets.     2,952,326      162,585      7.34        1,710,653       95,201       7.42
                                                          ---------                                --------
Non-interest-earning assets.............        87,622                                  68,777
                                           -----------                             -----------

Total assets............................   $ 3,039,948                             $ 1,779,430
                                           ===========                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
   Money market accounts................   $    54,675        1,101      2.68%     $    62,959        1,357       2.87%
   Savings accounts.....................       436,529        9,988      3.05          460,022       10,860       3.15
   NOW and Super NOW accounts...........        76,843        2,037      3.53           39,886          839       2.80
   Certificates of deposit..............     1,188,061       51,080      5.73          854,847       35,900       5.60
                                           -----------    ---------                -----------     --------
          Total deposits................     1,756,108       64,206      4.87        1,417,714       48,956       4.60
   Borrowed funds.......................       527,428       23,072      5.83           80,777        3,445       5.69
   Non-depository stock subscriptions...        70,537        1,341      2.53                -            -          -
                                           -----------    ---------                -----------     --------
          Total interest-bearing
           liabilities..................     2,354,073       88,619      5.02        1,498,491       52,401       4.66
                                                          ---------                                --------
Non-interest-bearing liabilities........        80,429                                  55,307
                                           -----------                             -----------
Total liabilities.......................     2,434,502                               1,553,798
Stockholders' equity....................       605,446                                 225,632
                                           -----------                             -----------

Total liabilities and stockholders'
    equity..............................   $ 3,039,948                             $ 1,779,430
                                           ===========                             ===========

Net interest income/net interest
    rate spread.........................                  $  73,966      2.32%                     $ 42,800       2.76%
                                                          =========   =======                      ========    =======

Net interest margin.....................                                 3.34%                                    3.34%
                                                                      =======                                  =======

Ratio of interest-earning assets to
    interest-bearing liabilities........                               125.41%                                  114.16%
                                                                      =======                                  =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

        The Company reported net income of $11.0 million for the quarter ended September 30, 1997, or $0.28 per share as compared to net income of $4.7 million for the quarter ended September 30, 1996. Due to the Bank's conversion and acquisition by the Company on January 10, 1997, the Company had no significant assets or operations prior to such date. Accordingly, the data presented for the quarter ended September 30, 1996 reflects the operations of the Bank and its subsidiaries only and the data presented for the quarter ended September 30, 1997 reflects the operations of the Company and the Bank and its subsidiaries. Per share data for the quarter ended September 30, 1996 is not applicable.

INTEREST INCOME

        Interest income amounted to $59.3 million for the three months ended September 30, 1997, representing an increase of $25.2 million, or 73.6% from the same period in 1996. The increase was primarily the result of a $1.35 billion increase in average interest-earning assets. The increase in average interest-earning assets was principally attributable to growth of $964.3 million in mortgage-backed and mortgage related securities, $328.9 million in real estate loans, net and $54.7 million in debt and equity securities. These increases were principally the result of utilizing the net conversion proceeds and the Company's leveraging position. Additionally, the growth was attributable to a $319.6 million increase in average interest-bearing deposits over the comparable 1996 period. Interest income on mortgage-backed and mortgage related securities increased $18.0 million, from $15.7 million for the three months ended September 30, 1996 to $33.7 million for the same period in 1997. The increase was due to the increased average balance of these securities and the increase in the average yield on these securities of 25 basis points from 6.96% for the three months ended September 30, 1996 to 7.21% for the three months ended September 30, 1997. The yield increase was due to increases in maturity terms for new purchases and the upward repricing of securities purchased in prior periods.

        Interest income on real estate loans increased $6.6 million, or 66.9%, to $16.5 million for the three months ended September 30, 1997, from $9.9 million for the same period in 1996. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one- to four-family, commercial real estate and construction and development loans and the purchase of $172.3 million of one- to four-family residential real estate loans. The increase was partially offset by a 39 basis point decrease in the average yield on real estate loans from 8.97% for the three months ended September 30, 1996 to 8.58% for the same period in 1997 principally due to an increased concentration of one- to four-family real estate loans within the loan portfolio mix.

INTEREST EXPENSE

        Interest expense for the three months ended September 30, 1997, was $34.3 million, compared to $19.5 million for the three months ended September 30, 1996, an increase of $14.8 million, or 75.8%. The increase in interest expense is related to an $935.1 million, or 56.9%, increase in the average balance of interest-bearing liabilities from $1.64 billion for the quarter ended September 30, 1996 to $2.58 billion for the quarter ended September 30, 1997. This increase reflects a $319.6 million increase in the average balance of interest-bearing deposits and a $615.5 million increase in the average balance of borrowed funds for the quarter ended September 30, 1997, as compared to the prior year quarter. The increase in total deposits is primarily due to a increase in the average balance of certificates of deposit due to management's strategy of funding asset growth by offering competitive rates, and through the acquisition of $150.0 million of brokered deposits of which $50.0 million were acquired during the quarter ended September 30, 1997 and $100.0 million during the third and fourth quarters of 1996. As of September 30, 1997, $149.8 million of brokered deposits remain outstanding. The effect of the higher certificates of deposit average balance in addition to a 27 basis point increase in the average cost resulted in an increase of $5.4 million in interest expense on certificates of deposit for the quarter ended September 30, 1997 as compared to the same quarter in 1996.

        The average balance of borrowed funds increased $615.5 million from $150.3 million for the three months ended September 30, 1996 to $765.8 million for the three months ended September 30, 1997. This increase in addition to a 34 basis point increase in the average cost resulted in a $9.4 million increase in interest expense on borrowed funds, from $2.1 million for the quarter ended September 30, 1996 to $11.5 million for the quarter ended September 30, 1997. The increase in borrowings, principally reverse repurchase agreements, were part of the Company's wholesale leverage strategy to improve its return on invested capital subsequent to the conversion.

        The proceeds from increased certificates of deposit and borrowings were reinvested in investment securities, real estate loans and residential whole loans, and, to a lesser extent, fund share purchases for the RRP.

NET INTEREST INCOME

        Net interest income before provision for possible loan losses was $25.0 million for the three months ended September 30 , 1997 as compared to $14.6 million for the three months ended September 30, 1996, an increase of $10.4 million, or 70.8%. The increase in net interest income before provision for possible loan losses was attributable to a $1.35 billion, or 73.1%, increase in average interest-earning assets to $3.20 billion for the quarter ended September 30, 1997 from $1.85 billion for the quarter ended September 30, 1996. The growth in interest-earning assets was principally the result of utilizing the conversion proceeds and the Company's leveraging position to increase both the investment and real estate loan portfolios. Interest-bearing liabilities increased $935.1 million, or 56.9%, to $2.58 billion for the 1997 period from $1.64 billion for the 1996 period. The net interest margin and spread for the quarter ended September 30, 1997, decreased to 3.12% and 2.08%, respectively, from 3.16% and 2.63%, respectively, for the prior year quarter due to the increase in borrowed funds and certificates of deposit, the proceeds of which were used to invest in mortgage-backed and mortgage related securities, whole loan purchases, and, to a lesser extent, fund share purchases for the Bank's incentive stock program.

PROVISION FOR POSSIBLE LOAN LOSSES

        The provision for possible loan losses totaled $150,000 for the three months ended September 30, 1997 as compared to $300,000 for the three months ended September 30, 1996. The provision for possible loan losses for the three months ended September 30, 1997 reflects management's qualitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The decrease resulted from management's assessment of the loan portfolio, the level of the Company's allowance for possible loan losses and its assessment of the local economy and market conditions. At September 30, 1997 and December 31, 1996, the allowance for possible loan losses amounted to $23.9 million and $23.3 million, respectively and the ratio of such allowance to non-performing loans was 276.63% at September 30, 1997 as compared to 266.82% at December 31, 1996. Management assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

NON-INTEREST INCOME

        Non-interest income increased $756,000, or 32.3%, to $3.1 million for the quarter ended September 30, 1997 as compared to $2.3 million for the same period in the prior year. The increase was a result of a $881,000 increase in net gains on sales of securities and a $337,000 increase in loan servicing and fee income, which was partially offset by a $479,000 decrease in net gains on the sales of loans. The increase in net gains on securities is due to management's investment strategy of periodically recognizing profits from its available-for-sale securities during favorable market conditions. The increase in loan servicing and fee income is primarily due to an increase in the loan servicing portfolio and loan fees. These increases were partially offset by the decrease in net gains on sales of loans which was primarily attributable to unfavorable market conditions in the secondary market.

NON-INTEREST EXPENSE

        Non-interest expense totaled $11.3 million for the quarter ended September 30, 1997 as compared to $9.3 million for the quarter ended September 30, 1996, an increase of $2.0 million, or 21.4%. The increase is mainly the result of increases in compensation and employee benefits, including the Company's ESOP and RRP and additional personnel and other costs associated with the establishment in late 1996 of two Long Island branch offices located in Lawrence and Massapequa, and two mortgage origination offices located in West Hartford and Fairfield, Connecticut. In 1997, the Company further expanded its loan origination network by opening four additional mortgage origination offices in Rochester, Syracuse, Woodhaven, and Staten Island, New York. In contrast to the increased expense associated with the franchise expansion, the Company's efficiency ratio improved to 41.08% for the third quarter of 1997 as compared to 52.88% for the comparable 1996 quarter.

INCOME TAXES

        Total income tax expense increased $2.9 million, from $2.7 million recorded during the quarter ended September 30, 1996 to $5.6 million during the quarter ended September 30, 1997. The effective income tax rates were 33.73% for the 1997 period as compared to 36.65% for the 1996 period. The reduction in the Company's tax rate was primarily attributable to certain tax benefits associated with the establishment, during the second quarter of 1997, of Roslyn Capital Corp., a subsidiary of the Bank, as a real estate investment trust.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

        The Company reported net income of $24.0 million for the nine month period ended September 30, 1997, or $0.60 per share, as compared to net income of $15.6 million for the corresponding period in 1996. Net income for the period ended September 30, 1997 includes a one-time charge relating to the funding of the Foundation.

The Foundation was established and funded with a contribution by the Company of 1,271,100 shares of its common stock as part of the January 10, 1997 conversion of the Bank to a New York State chartered stock savings bank. The contribution resulted in a $7.4 million charge to earnings, on an after tax basis. The Company's net income excluding the effect of funding the Foundation was $31.4 million for the nine month period ended September 30, 1997. This represents a $15.8 million increase in net income from the comparable period in 1996.

INTEREST INCOME

        Interest income amounted to $162.6 million for the nine months ended September 30, 1997, representing an increase of $67.4 million, or 70.8% from the same period in 1996. The increase was attributable to the growth in average interest-earning assets to $2.95 billion for the nine months ended September 30, 1997, from $1.71 billion for the nine months ended September 30, 1996. The growth in interest-earning assets was primarily the result of the deployment of the January 10, 1997 conversion proceeds, deposit growth and the Company's leveraging strategy. Although average interest-earning assets increased, the average yield on interest-earning assets decreased by 8 basis points. The decrease is due in part to the short-term liquidity position maintained prior to the Conversion on January 10, 1997. Short-term liquidity was required to be maintained due to the pending offering of Roslyn Bancorp, Inc. common stock and the anticipated return of approximately $1.08 billion in non-depository stock subscriptions funds. Interest income on mortgage-backed and mortgage related securities increased $47.9 million, from $43.5 million for the nine months ended September 30, 1996 to $91.4 million for the same period in 1997 due to an increase of $861.6 million, or 102.5%, in the average balance of these securities. Additionally contributing to the increase was an increase in the average yield on these securities of 26 basis points from 6.90% for the nine months ended September 30, 1996 to 7.16% for the nine months ended September 30, 1997. The yield increases were due to increases in maturity terms for new purchases and the upward repricing of securities purchased in prior periods.

       Interest income on real estate loans increased $14.1 million, or 50.1%, to $42.2 million for the nine months ended September 30, 1997, from $28.1 million for the same period in 1996. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of construction and development, and commercial real estate loans and the purchase of $262.2 million of one- to four-family residential real estate loans. Further contributing to the increase in interest income for the nine months ended September 30, 1997 compared to the same period in 1996 was a 13.6% decrease in non-performing loans, from $10.0 million at September 30, 1996 to $8.7 million at September 30, 1997. The increase was partially offset by a 53 basis point decrease in the average yield on real estate loans, net from 9.18% for the nine months ended September 30, 1996 to 8.65% for the same period in 1997, principally due to an increased concentration of one- to four-family residential real estate loans within the loan portfolio mix.

INTEREST EXPENSE

        Interest expense for the nine months ended September 30, 1997, was $88.6 million, compared to $52.4 million for the nine months ended September 30, 1996, an increase of $36.2 million, or 69.1%. The increase in interest expense is related to an $855.6 million, or 57.1%, increase in the average balance of interest-bearing liabilities from $1.50 billion in 1996 to $2.35 billion in 1997. This increase reflects a $338.4 million increase in the average balance of interest-bearing deposits for the nine months ended September 30, 1997, as compared to the comparable period in 1996, a 27 basis point increase in the average rate paid on total interest-bearing deposits over the comparable period in 1996 due to a increase in the average balance of certificates of deposit and a one time $1.3 million expense relating to interest paid on stock subscription escrow funds received in connection with the offering of Roslyn Bancorp, Inc. common stock. The average balance of certificates of deposit increased due to management's strategy of funding asset growth by offering competitive rates, and through the acquisition of $150.0 million of brokered deposits of which $50.0 million was purchased during the quarter ended September 30, 1997 and $100.0 million was purchased during the third and fourth quarters of 1996. As of September 30, 1997, $149.8 million of brokered deposits remain outstanding. The effect of the higher average deposit balance primarily resulted in an increase in interest expense on certificates of deposit of $15.2 million, or 42.3%, from $35.9 million for the 1996 period to $51.1 million for the 1997 period.

        Interest expense on borrowed funds increased $19.7 million, from $3.4 million for the nine months ended September 30, 1996 to $23.1 million for the nine months ended September 30, 1997 primarily due to an increase of $446.6 million in the average balance of borrowed funds, from $80.8 million for the 1996 period to $527.4 million for the comparable period in 1997. Borrowed funds, principally reverse repurchase agreements, have been reinvested in investment securities, real estate loans and residential whole loans as part of a strategy to leverage the Company's capital position and improve its return on equity.

NET INTEREST INCOME

        Net interest income before provision for possible loan losses was $74.0 million for the nine months ended September 30, 1997, an increase of $31.2 million, or 72.8%, from $42.8 million for the nine months ended September 30, 1996. The increase in net interest income before provision for possible loan losses was attributable to the growth in average-interest earning assets to $2.95 billion for the nine months ended September 30, 1997 from $1.71 billion for the nine months ended September 30, 1996. The growth in interest-earning assets was principally the result of the deployment of the January 10, 1997 conversion proceeds, deposit growth and the Company's leveraging strategy which was utilized to increase both the investment securities and real estate loan portfolios. Interest-bearing liabilities increased $855.6 million, or 57.1%, to $2.35 billion for the 1997 period from $1.50 billion for the 1996 period. The Company's net interest margin of 3.34% remained consistent with the comparable 1996 period, despite a 44 basis point decline in the net interest spread to 2.32% from 2.76% at September 30, 1996. The decline in the net interest spread was a result of a 53 basis point decrease in real estate loan yields, a 27 basis point increase in total deposit costs and the Company's increased leverage position.

PROVISION FOR POSSIBLE LOAN LOSSES

        The provision for possible loan losses totaled $450,000 for the nine months ended September 30, 1997 as compared to $700,000 for the nine months ended September 30, 1996. The allowance for possible loan losses totaled $23.9 million at September 30, 1997 which represents a ratio of allowance for possible loan losses as a percent of total non-performing loans and to total loans of 276.63% and 2.65%, respectively. The provision for possible loan losses for the nine months ended September 30, 1997 reflects management's qualitative assessment of the loan portfolio, net charge-offs and the collection of delinquent loans. Management assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible loan losses.

Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

NON-INTEREST INCOME

        Non-interest income, increased $678,000 or 9.2%, to $8.0 million for the nine month period ended September 30, 1997 as compared to $7.3 million for the nine month period ended September 30, 1996. The increase reflects in part, a $889,000 increase in loan servicing and fee income and a $1.2 million increase in net gains on securities. The increase in loan servicing and fee income is primarily attributable to $467,000 in fee income earned on temporary bank balances relating to the post conversion return of $1.08 billion of non-depository stock subscriptions as well as due to an increase in the loan servicing portfolio and loan fees. The increase in net gains on securities is primarily due to managements investment strategy of periodically recognizing profits from available-for-sale securities during favorable market conditions. These increases in non-interest income were partially offset by a $1.3 million decrease in net gains on sales of loans and a $129,000 decrease in other non-interest income. The decrease in net gains on sales of loans is primarily attributable to unfavorable market conditions in the secondary market, and, to a lesser extent the Company retaining a larger percentage of one- to four-family loan originations. The decrease in other non-interest income is primarily due to real estate tax certiorari refunds received during the first quarter of 1996.

NON-INTEREST EXPENSE

        Non-interest expense totaled $46.1 million for the nine months ended September 30, 1997 as compared to $26.1 million for the nine months ended September 30, 1996, an increase of $20.0 million, or 76.7%. The increase is primarily the result of the one-time $12.7 million expense associated with funding the Foundation. Excluding the effect of funding the Foundation, non-interest expense increased $7.3 million, or 27.9%, to $33.4 million for the nine months ended September 30, 1997 as compared to $26.1 million for the same period in 1996. The increase in non-interest expense was primarily attributable to increases in compensation and employee benefits, including the Company's ESOP and RRP, and additional personnel and other costs associated with the establishment of additional branch and mortgage origination offices. Also contributing to the increase in non-interest expense were additional costs incurred in connection with professional fees, advertising and promotional expenses and deposit insurance premiums.


INCOME TAXES

        Total income tax expense increased $3.7 million, or 47.9%, from $7.8 million recorded during the nine months ended September 30, 1996 to $11.5 million recorded during the nine months ended September 30, 1997. The increase in the first nine months of 1997 as compared with the same period in 1996 is primarily due to the $12.1 million, or 51.8% increase in income before income taxes partially offset by the decrease in the effective tax rate from 33.25% in 1996 to 32.40% in the 1997 period.

INTEREST SENSITIVITY GAP ANALYSIS

        The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 1997, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 13.56%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Given the Bank's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Bank believes that its negative gap position will have no material adverse effect on its liquidity position. If interest rates decrease, there will be a corresponding effect on the Bank's interest rate margin and operating results.

        The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are anticipated by the Company, based upon certain assumptions, to price or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 1997, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, prepayment rates were assumed to range from 7.20% to 34.44% annually. Mortgage-backed securities were assumed to prepay at rates between 5.58% and 35.52% annually. Savings accounts were assumed to decay at 21.40%, 9.95%, 9.95%, 9.95%, and 48.75%, NOW accounts and money market savings accounts were assumed to decay at 20.00%, 10.00%, 10.00%, 10.00% and 50.00%, for the periods of one year or less, one to three years, three to five years, five to ten years and more than ten years, respectively. Prepayment and deposit decay rates can have a significant impact on the Bank's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                             At September 30, 1997
                                                                             ---------------------

                                                                   More Than     More Than      More Than
                                                                   One Year     Three  Years   Five Years
                                                     One Year        to             to            to        More Than
                                                     or Less      Three Years    Five Years    Ten Years    Ten Years      Total
                                                   -----------    -----------    -----------   ----------   ---------    -----------
                                                                                 (Dollars in thousands)
INTEREST-EARNING ASSETS (1):

   Federal funds sold...........................   $    20,800    $         -    $        -    $       -    $       -    $    20,800

   Debt and equity securities (2)...............        91,228         43,380       145,615       42,414      204,240        526,877

   Mortgage-backed and mortgage
    related securities (2)......................       786,506        530,382       267,840      280,376       86,212      1,951,316

   Real estate loans, net (3)(4)................       215,082        122,877       270,427      226,742       72,047        907,175

   Consumer and student loans (4)...............         3,232            268           193          110          442          4,245

                                                   -----------    -----------    ----------    ---------    ---------    -----------
    Total interest-earning assets...............     1,116,848        696,907       684,075      549,642      362,941      3,410,413
                                                   -----------    -----------    ----------    ---------    ---------    -----------

INTEREST-BEARING LIABILITIES:

   Money market accounts........................         9,666          4,833         4,833        4,833       24,166         48,331

   Savings accounts.............................        91,477         42,520        42,520       42,520      208,346        427,383

   NOW and Super NOW accounts...................        16,740          8,369         8,369        8,369       41,847         83,694

   Certificates of deposit......................       823,544        320,053       121,586       21,937            -      1,287,120

   Borrowed funds...............................       646,480        242,139        30,000            -            -        918,619
                                                   -----------    -----------    ----------    ---------    ---------    -----------
    Total interest-bearing liabilities..........     1,587,907        617,914       207,308       77,659      274,359      2,765,147
                                                   -----------    -----------    ----------    ---------    ---------    -----------
   Interest sensitivity gap (5).................   $  (471,059)   $    78,993    $  476,767    $ 471,983    $  88,582    $   645,266
                                                   ===========    ===========    ==========    =========    =========    ===========
   Cumulative interest sensitivity gap..........   $  (471,059)   $  (392,066)   $   84,701    $ 556,684    $ 645,266
                                                   ===========    ===========    ==========    =========    =========
   Cumulative interest sensitivity gap as
    a percentage of total assets................        (13.56)%       (11.29)%        2.44 %      16.02 %      18.57 %

   Cumulative net interest-earning assets as
    a percentage of cumulative interest-
    bearing  liabilities........................         70.33 %        82.23 %      103.51 %     122.35 %     123.34 %

(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Debt and equity and mortgage-backed and mortgage related securities are shown at their respective values. Equity securities primarily consist of callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable.
(3) For the purposes of the gap analysis, the allowance for possible loan losses and non-accrual loans have been excluded.
(4)  Loans held for sale are included in the "One Year or Less" category.
(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and mortgage related and debt and equity securities, and to a lesser extent, proceeds from the sale of residential mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by general interest rates, economic conditions and competition.

        The primary investing activities of the Bank are the origination of both one- to four-family and commercial real estate loans and the purchase of mortgage-backed, mortgage related, and debt and equity securities. During the nine months ended September 30, 1997 and September 30, 1996, the Bank originated and purchased mortgage loans in the amount of $622.8 million and $331.8 million, respectively. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $1.10 billion and $650.4 million during the nine months ended September 30, 1997 and 1996, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities and by the Company's increased borrowed funds position during the nine months ended September 30, 1997. Loan sales provided additional liquidity to the Company, totaling $141.4 million and $173.6 million for the nine months ended September 30, 1997 and 1996, respectively.

        The Company closely monitors its liquidity position on a daily basis. Excess, short-term liquidity is invested in overnight federal funds sold. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse repurchase agreements. At September 30, 1997, the Company had $917.9 million in reverse repurchase agreements outstanding, whereas, at December 31, 1996 there were no reverse repurchase agreements outstanding. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse repurchase agreements, to fund a significant portion of its asset growth.

        Loan commitments totaled $207.3 million at September 30, 1997, comprised of $67.5 million in one- to four-family loan commitments, $14.3 million in commercial real estate loan commitments, $105.0 million in construction and development loan commitments, $13.0 million in multi-family loan commitments and $7.5 million in home equity loan commitments. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposits that are scheduled to mature in one year or less from September 30, 1997 totaled $823.5 million. Based upon prior experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

        The Bank's most liquid assets are cash and cash equivalents, short-term securities, securities available-for-sale and securities held-to-maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending, and investment activities during any given period. At September 30, 1997, the Company had $41.0 million in cash and cash equivalents and no short-term repurchase agreements outstanding whereas, at December 31, 1996 the Bank had $624.6 million in cash and cash equivalents and $501.7 million in short-term repurchase agreements outstanding. The decrease in cash and cash equivalents and short-term repurchase agreements was primarily due to the Company's temporarily high liquidity position at December 31, 1996 due to the receipt of stock subscriptions held in escrow relating to the Conversion.

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

        In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 1997 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-1 risk-based capital ratio and total-risk based capital ratio were 12.52%, 27.27% and 28.53%, respectively.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        On July 22, 1997 the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms, the approval of the Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan and the ratification of KPMG Peat Marwick LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                     NO. OF VOTES FOR    NO. OF VOTES WITHHELD
                                     ----------------    ---------------------
1.  Election of Directors
       Thomas J. Calabrese, Jr......    36,937,110              379,624
       Dr. Edwin W. Martin, Jr......    36,946,332              370,402
       Richard C. Webel.............    36,959,136              357,598

       The Directors whose terms continued and the years their terms expire are as follows: Joseph L. Mancino (1998); James Swiggett (1998); Robert G. Freese (1998); Floyd N. York (1999); Victor C. McCuaig (1999); and John
       P. Nicholson (1999).

                                             NO. OF VOTES    NO. OF VOTES    NO. OF VOTES
                                                 FOR           AGAINST        ABSTAINING
                                             ------------    ------------    -------------
1.  Approval of The Roslyn Bancorp, Inc.
    1997 Stock-Based Incentive Plan......... 23,284,044      2,361,429       501,782

                                             NO. OF VOTES    NO. OF VOTES    NO. OF VOTES
                                                 FOR           AGAINST        ABSTAINING
                                             ------------    ------------    -------------
3.  Ratification of KPMG Peat
    Marwick LLP as the Company's
    independent auditors.................... 36,800,217      324,412          192,105

ITEM 5. OTHER INFORMATION
-------------------------

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

        (a)     Exhibits
                --------

        3.1     Certificate of incorporation of Roslyn Bancorp, Inc.*

        3.2     Bylaws of Roslyn Bancorp, Inc.*

        11.0    Statement re: Computation of Per Share Earnings

        27.0    Financial Data Schedule**

        (b)     Reports on Form 8-K
                -------------------

                Not applicable

* Incorporated by reference from the Form S-1, as amended, filed on August 20, 1996.

**   Submitted only with electronic filing.

                                 Exhibit Index
                                 -------------
                                                                          Page
                                                                          ----
11.0    Statement re: Computation of Per Share Earnings                    32
27.0    Financial Data Schedule (submitted only with electronic filing)     -

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROSLYN BANCORP, INC.
                                  (Registrant)

Date :  November 14, 1997         By:  /s/  Joseph L. Mancino
                                     ---------------------------------------
                                       Joseph L. Mancino
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date :  November 14, 1997         By:  /s/  Michael P. Puorro
                                     ---------------------------------------
                                       Michael P. Puorro
                                       Treasurer and Chief Financial Officer