Form 10-K405
period 1997-12-31
ROSLYN BANCORP INC
filed 1998-03-31
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997

                                    0-28886
                            Commission File Number

                             ROSLYN BANCORP, INC.
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

          Delaware                                        11-3333218
  ------------------------                   ---------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             1400 Old Northern Boulevard, Roslyn, New York  11576
           --------------------------------------------------------
     (Address of Principal Executive Offices)          (Zip Code)

                                (516) 621-6000
           --------------------------------------------------------

             (Registrant's telephone number, including area code)

                                     None
           --------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act

                         Common Stock, $.01 par value
           --------------------------------------------------------

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

                           Yes [ X ]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $879,835,803. This figure is based on the closing price on the NASDAQ National Market for a share of the registrant's common stock on March 13, 1998, which was $21.3125 as reported in the Wall Street Journal on March 16, 1998.

The Registrant had 43,027,459 shares of Common Stock outstanding as of March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

PART I                                                                                                PAGE
                                                                                                       NO.
                                                                                                      ----
  Item 1.     Business..............................................................................     4
  Item 2.     Properties............................................................................    50
  Item 3.     Legal Proceedings.....................................................................    53
  Item 4.     Submission of Matters to a Vote of Security Holders...................................    53

PART II
  Item 5.     Market for the Company's Common Equity and Related Stockholder Matters................    53
  Item 6.     Selected Financial Data...............................................................    53
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.    53
  Item 7A.    Quantitative and Qualitative Disclosures about Market Risk............................    53
  Item 8.     Financial Statements and Supplementary Data...........................................    53
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..    54

PART III
  Item 10.    Directors and Executive Officers of the Company.......................................    54
  Item 11.    Executive Compensation................................................................    54
  Item 12.    Security Ownership of Certain Beneficial Owners and Management........................    54
  Item 13.    Certain Relationships and Related Transactions........................................    54

PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................    54

SIGNATURES..........................................................................................    57

                                    PART I

ITEM 1. BUSINESS.
-----------------

     GENERAL

     Roslyn Bancorp, Inc. (also referred to as the Company or Registrant) was incorporated under Delaware law on July 26, 1996. On January 10, 1997, the Registrant acquired The Roslyn Savings Bank and subsidiaries (the Bank), Roslyn, New York, as part of the Bank's conversion from the mutual to stock form of organization (the Conversion). On January 10, 1997, Roslyn Bancorp, Inc. issued an aggregate of 43,642,459 shares of its common stock, par value $0.01 per share (Common Stock), of which 42,371,359 shares were issued in a subscription offering and 1,271,100 shares were issued to The Roslyn Savings Foundation (the Foundation), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $410.7 million of net conversion proceeds, of which $205.3 million was utilized for the acquisition of 100% of the outstanding stock of the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS) and the Securities and Exchange Commission (SEC). At December 31, 1997, the Company had consolidated total assets of $3.60 billion, deposits of $1.94 billion and stockholders' equity of $628.3 million. Currently, the Company's activities consist solely of managing the Bank and investing the portion of net conversion proceeds retained by the Company. The following discussion addresses the operations of the Bank and its subsidiaries.

     The Bank is a community-oriented stock savings bank which was originally chartered by the State of New York in 1875. In August 1995, the Bank completed its acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI), including its loan servicing portfolio, through its wholly-owned mortgage banking subsidiary, Residential First, Inc. (RFI). The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage-backed and mortgage related securities, and various debt and equity securities, one- to four-family residential mortgage loans and commercial real estate loans. The Bank also invests in multi-family, construction and development, home equity, second mortgage, consumer and student loans. It is the Bank's policy to generally sell, on a servicing retained basis, most longer-term fixed-rate one- to four-family loans as a method of managing its interest rate risk and increasing its loan servicing fee income. However, the Bank currently retains for its portfolio one- to four-family fixed-rate loans of up to 15 years plus loans in excess of 15 years which have interest rates of 8% or greater. The Bank's revenues are derived principally from the interest income derived on its investment securities, mortgage, consumer and commercial loans and from gains on loan sales and loan servicing fees. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities, and proceeds from the sale of loans and securities.

     The Bank's mortgage banking subsidiary, RFI, conducts mortgage banking activities consisting of the origination, sale and servicing of one- to four-family loans secured by properties in the Bank's primary lending area as well as through RFI's mortgage origination offices located in the New York Counties of Nassau, Suffolk, Queens, Staten Island, Syracuse, Albany and Rochester, the New Jersey Counties of Morris and Monmouth and the Connecticut Counties of Fairfield and Hartford. Currently, all of the Bank's origination of one- to four-family loans is conducted through RFI, which originates loans on behalf of the Bank as well as various other investors and financial institutions.

     In addition to RFI, the Bank maintains various subsidiaries, which were incorporated in New York to either (a) maintain ownership of specific real estate properties the Bank has taken ownership over as a result of foreclosure or in connection with its lending activities or (b) operate as a real estate investment trust (REIT). The Bank also offers savings bank life insurance through its Savings Bank Life Insurance (SBLI) department.

     As a New York State chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Bank is regulated by the Superintendent of Banks of the State of New York, the New York Banking Board and the New York State Banking Department (NYSBD).

     The Company's executive offices are located at 1400 Old Northern Boulevard, Roslyn, New York 11576. The telephone number is (516) 621-6000.

MARKET AREA AND COMPETITION

     The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates eight full service banking offices in Nassau and Suffolk Counties. The Bank's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located in Nassau and Suffolk Counties, which the Bank generally considers to be its primary market area. The Bank's primary lending area has also historically been concentrated in Nassau and Suffolk Counties. However, with the establishment of RFI in August 1995, the Bank's primary lending area with regards to one- to four-family loans was broadened to include the area surrounding RFI's mortgage origination offices.

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

LENDING ACTIVITIES

     Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state laws and regulations. The interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences and commercial real estate properties located in its primary lending area. At December 31, 1997, the Bank's gross loan portfolio totaled $1.00 billion, of which $634.0 million were one- to four-family residential mortgage loans, or 63.28% of total gross loans, and $248.6 million were commercial real estate loans, or 24.82% of total gross loans. At such date, the remainder of the loan portfolio consisted of $44.0 million of multi-family loans, or 4.39% of total gross loans; $52.3 million of construction and development loans, or 5.22% of total gross loans; $17.0 million of home equity and second mortgage loans, or 1.69% of total gross loans; $4.7 million of consumer loans, primarily consisting of private banking, passbook, modernization and personal secured and unsecured loans, or 0.47% of total gross loans; and $1.3 million of student loans, or 0.13% of total gross loans. Included in first mortgage loans secured by one- to four-family residences is approximately $309.8 million of purchased loans.

     The following table sets forth the composition of the Bank's loan portfolio, including loans held-for-sale, in dollar amounts and in percentages of the respective gross loan portfolios at the dates indicated.

                                                                            AT DECEMBER 31,
                               -----------------------------------------------------------------------------------------------------

                                       1997                 1996                1995                 1994              1993
                               -------------------- -------------------  -------------------   -----------------  ------------------

                                            PERCENT             PERCENT             PERCENT              PERCENT            PERCENT
                               AMOUNT      OF TOTAL  AMOUNT    OF TOTAL  AMOUNT    OF TOTAL    AMOUNT   OF TOTAL  AMOUNT   OF TOTAL
                               ------      --------  ------    --------  ------    --------    ------   --------  ------   ---------
                                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family.......  $633,957     63.28%  $263,373     49.83%  $197,357     48.41%  $153,203   41.52%  $134,248   45.16%
   Multi-family..............    44,006      4.39     46,576      8.81     36,353      8.92     18,617    5.05     21,642    7.28
   Commercial real estate....   248,607     24.82    168,797     31.94    124,976     30.65    114,317   30.98    101,806   34.24
   Construction and
    development..............    52,269      5.22     37,459      7.09     41,611     10.21     56,163   15.22     12,983    4.37
   Home equity and second
    mortgage.................    16,974      1.69      9,506      1.80      3,672      0.90      4,346    1.18      5,255    1.77
Consumer (1).................     4,686      0.47      1,241      0.23      1,760      0.43      1,680    0.46      1,995    0.67
Student......................     1,296      0.13      1,576      0.30      1,959      0.48     20,626    5.59     19,345    6.51
                              ---------    ------   --------    ------   --------  --------   --------  ------   --------  ------
     Gross loans............. 1,001,795    100.00%   528,528    100.00%   407,688    100.00%   368,952  100.00%   297,274  100.00%
                                           ======               ======             ========             ======             ======

Less:
   Unamortized discounts,
    net......................     5,974                  701                  763                  978                  -
   Deferred loan fees........     1,522                  917                  666                  611                  -
   Deferred mortgage
    interest.................       696                  566                  493                  145                  -
   Allowance for possible
    loan losses..............    24,029               23,320               23,350               25,127             24,502
                              ---------             --------             --------             --------           --------
     Total loans, net........   969,574              503,024              382,416              342,091            272,772

Less:
   Loans held-for-sale, net:
     One- to four-family.....    13,987               12,558               15,278                    -              8,105
     Student.................     1,296                1,576                1,873                    -                  -
                              ---------             --------             --------             --------           --------
     Loan receivable held for
       investment, net.......  $954,291             $488,890             $365,265             $342,091           $264,667
                              =========             ========             ========             ========           ========

_______________________
(1) Consumer loans originated consist of private banking, personal secured, personal unsecured, modernization and passbook loans. Private banking, personal secured and personal unsecured loans were originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan products.

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

     All loans originated by the Bank, or by RFI on behalf of the Bank, are underwritten pursuant to the Bank's loan underwriting policies and procedures. The Bank originates both adjustable-rate and fixed-rate one- to four-family loans, multi-family loans, commercial real estate loans, home equity and second mortgage loans, construction and development loans, consumer loans and student loans. Since 1993, the Bank has placed increased emphasis on the origination and retention of one- to four-family loans and commercial real estate loans to selected real estate developers operating within the Bank's primary market area. In 1995, the Bank began to phase out its direct student loan originations (except for its direct lending program with the Student Loan Marketing Association (SLMA)) in response to the federal government's initiation of the Federal Family Education Loan Program, which is a direct student lending program. The Bank's and RFI's ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

     Loan Sales, Servicing and Mortgage Banking Activities. Prior to the establishment of RFI, the Bank's loan sale, purchase and servicing activities were primarily conducted directly by the Bank. Since August 1995, all of the Bank's mortgage banking operations have been conducted through RFI with the exception of the servicing of one- to four-family loans originated by the Bank prior to the establishment of RFI, which continue to be serviced directly by the Bank. RFI was formed in conjunction with the Bank's August 1995 acquisition of certain assets and liabilities, including the loan servicing portfolio, of RMBI, a mortgage banking firm then operating in the New York Counties of Nassau, Suffolk, Queens and Albany and the New Jersey Counties of Morris and Monmouth. RFI's activities are directed by its executive officers, with such activities being overseen by the Bank.

     RFI originates one- to four-family loans through commissioned loan personnel and through referrals from real estate brokers, builders, developers and other sources. RFI also utilizes a network of approved mortgage brokers and loan correspondents to originate mortgage loans. As a mortgage banking company, RFI originates one- to four-family loans for sale to the Bank, as well as a variety of other investors, including financial institutions and securities brokerage firms. RFI also originates loans for sale directly to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) based upon loan terms and underwriting criteria provided to RFI by such agencies. RFI delivers loan products to investors in the form of whole loans and in the form of mortgage-backed securities issued by FNMA and FHLMC, which it receives in exchange for the sale of whole loans to such agencies. RFI's one- to four-family loan production is not dedicated to the Bank as RFI offers a variety of competing loan products to customers pursuant to loan programs that are pre-approved by other potential loan investors. Accordingly, the Bank competes with RFI's other investors for the purchase of one- to four-family loans on the basis of rates and terms. With the exception of all Federal Housing Authority (FHA)/Veterans Administration (VA) loans and non-conforming loans, all loans sold by RFI are sold on a servicing retained basis. The Bank may revise its policy as to the types of loans it will originate for investment through RFI based upon an analysis of the current and anticipated market interest rates and other market conditions. It is currently the policy of the Bank to retain for its portfolio investment all adjustable-rate one- to four-family loans and fixed-rate one- to four-family mortgage loans with terms of up to fifteen years plus loans in excess of fifteen years which have interest rates of 8% or more originated by RFI. For the year ended December 31, 1997, RFI originated $320.2 million of loans of which $103.0 million were purchased by the Bank for its loan portfolio. RFI currently does not offer commercial real estate, multi-family, construction and development, home equity, second mortgage or consumer loans.

     The primary funding source for the loans originated by RFI is provided by the Bank through a $30.0 million revolving line of credit. The borrowings on the line of credit are immediately paid down by RFI upon the sale of loans. At December 31, 1997, $1.3 million of RFI's mortgage loans were pledged to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." The notes are repaid as the related mortgage loans are sold or collected.

     RFI's mortgage banking revenues generally consist of loan origination fees, interest income earned on mortgages during the period they are held-for-sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of any loan servicing.

     Between the time RFI issues loan commitments and the time such loans, or the securities into which the loans are converted, are sold, RFI is exposed to movements in the market price due to changes in market interest rates. RFI attempts to manage this risk by utilizing forward cash sales to FNMA, FHLMC and other approved investors or agencies and forward sales of mortgage-backed securities to securities brokers and dealers, other financial institutions and private investors (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, RFI attempts to cover between 75% and 105% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments RFI will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates as to closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan originations and purchases and management's estimates can expose the Bank and RFI to losses. If RFI is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, RFI may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at premium for delivery. While the aforementioned activity is managed continually, there can be no assurance that RFI will be successful in its efforts to eliminate the risk of interest rate fluctuation between the time origination or purchase commitments are issued and the ultimate sale of the loans.

     Currently, the Bank services all of its commercial real estate, construction and development, multi-family, home equity, second mortgage, consumer and student loans and all one- to four-family loans originated for its portfolio prior to its establishment of RFI on August 1, 1995. RFI services all loans it originates on behalf of the Bank as well as for all conforming loans sold to other investors. All FHA and VA loans are sold, on a servicing-released basis, as are other selected loans sold to private institutional investors. In addition, in connection with the Bank's acquisition of certain liabilities and assets from RMBI, the Bank acquired the servicing rights of $623.0 million of loans sold by RMBI. At December 31, 1997, RFI's loan servicing portfolio totaled $1.01 billion, primarily consisting of conforming fixed-rate loans. Excluding RFI, the Bank's loan servicing portfolio totaled $495.1 million as of December 31, 1997 and primarily consisted of one- to four-family, commercial real estate and construction and development loans originated by the Bank prior to its acquisition of certain assets and liabilities from RMBI. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. As of June 1997, RFI utilizes a third party subservicer, Dovenmuehle Mortgage Inc. (Dovenmuehle) to service all loans. Dovenmuehle receives an annual flat fee per loan and any ancillary fee income and RFI recognizes servicing fee income in excess of servicing fees paid to Dovenmuehle and retains the use of the escrow balances. During the year ended December 31, 1997, the Bank, through RFI, sold without recourse, approximately $134.9 million of whole loans with loan servicing retained.

     The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated and includes RFI's loan originations on behalf of the Bank commencing August 1, 1995.

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------

                                                                      1997              1996            1995
                                                                 -------------      ------------    -----------
                                                                                 (IN THOUSANDS)
Gross loans (1):
Balance outstanding at beginning of year.....................         $528,528         $407,688        $368,952
                                                                    ----------         --------        --------
  Loans originated:
    One- to four-family......................................          320,465          299,292         153,206
    Multi-family.............................................            7,000           14,000          19,310
    Commercial real estate...................................           83,775           59,555          17,310
    Construction and development.............................           75,271           42,540          31,598
    Home equity and second mortgage..........................           12,078            8,943              50
    Consumer and student (2).................................            9,846            3,958           4,845
                                                                    ----------         --------        --------
       Total loans originated................................          508,435          428,288         226,319
  Loans purchased............................................          303,363           12,734          22,059
                                                                    ----------         --------        --------
       Total loans originated and purchased..................          811,798          441,022         248,378
                                                                    ----------         --------        --------
Less:
  Principal repayments.......................................          126,127           95,069          66,084
  Sales of loans.............................................          212,231          221,989         134,084
  Transfers to real estate owned.............................               82              997           6,964
  Principal charged-off......................................               91            2,127           2,510
                                                                    ----------         --------        --------
    Total loans..............................................        1,001,795          528,528         407,688
Less: Loans held-for-sale, net...............................           15,283           14,134          17,151
                                                                    ----------         --------        --------
Loans receivable held for investment at end
  of year....................................................         $986,512         $514,394        $390,537
                                                                    ==========         ========        ========

(1) Gross loans includes loans receivable held for investment and loans held-for-sale.
(2) Consumer loans originated consist of private banking, personal secured, personal unsecured, modernization and passbook loans. Private banking, personal secured and personal unsecured loans were originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan products.

     The following table shows the maturity of the Bank's loan portfolio at December 31, 1997. Loans held-for-sale are included in the within one year maturity category. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $126.1 million, $95.1 million and $66.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                                 AT DECEMBER 31, 1997
                                               -------------------------------------------------------------------------------------

                                                                  REAL ESTATE LOANS
                                               ----------------------------------------------------------
                                                                                               HOME
                                                ONE- TO             COMMERCIAL CONSTRUCTION  EQUITY AND                   TOTAL
                                                 FOUR-     MULTI-      REAL        AND         SECOND                     LOANS
                                                FAMILY     FAMILY     ESTATE   DEVELOPMENT    MORTGAGE CONSUMER STUDENT RECEIVABLE
                                               ---------  --------  ---------  -----------    -------- -------- ------- -----------
                                                                                  (IN THOUSANDS)
Amounts due:

  Within one year.............................  $ 14,252  $    241  $ 10,482    $  15,355     $   532   $  400  $ 1,296 $   42,558
                                                --------  --------  --------    ---------     -------   ------  ------- ----------
  After one year:
    More than one year to three years.........       945       443    14,739       33,260       1,814      717        -     51,918
    More than three years to five years.......     3,968       300    11,632        3,654       2,880      730        -     23,164
    More than five years to 10 years..........    17,187    39,260   194,084            -       2,391      554        -    253,476
    More than 10 years to 20 years............   229,159     3,762    16,149            -         540        1        -    249,611
    More than 20 years........................   368,446         -     1,521            -       8,817    2,284        -    381,068
                                                --------  --------  --------    ---------     -------   ------  ------- ----------
    Total due after December 31, 1998.........   619,705    43,765   238,125       36,914      16,442    4,286        -    959,237
                                                --------  --------  --------    ---------     -------   ------  ------- ----------
    Total amount due..........................  $633,957  $ 44,006  $248,607    $  52,269     $16,974   $4,686  $ 1,296  1,001,795
                                                ========  ========  ========    =========     =======   ======  ======= ----------
    Less:
      Unamortized discounts, net..............                                                                               5,974
      Deferred loan fees, net.................                                                                               1,522
      Deferred mortgage interest..............                                                                                 696
      Allowance for possible loan losses......                                                                              24,029
                                                                                                                        ----------
    Total loans, net..........................                                                                             969,574

    Less:  Loans held-for-sale, net...........                                                                              15,283
                                                                                                                        ----------

    Loans receivable held for investment, net.                                                                          $  954,291
                                                                                                                        ==========

     The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed or adjustable interest rates.

                                                                        DUE AFTER DECEMBER 31, 1998
                                                             ---------------------------------------------------------
                                                                  FIXED             ADJUSTABLE              TOTAL
                                                             ---------------    ------------------    ----------------
                                                                                   (IN THOUSANDS)
Real estate loans:
       One- to four-family                                        $460,447             $159,258             $619,705
       Multi-family                                                 24,481               19,284               43,765
       Commercial real estate                                       70,909              167,216              238,125
       Construction and development                                      -               36,914               36,914
       Home equity and second mortgage                               5,492               10,950               16,442
                                                                  --------             --------             --------
       Total real estate loans                                     561,329              393,622              954,951
Consumer and student loans (1)                                       1,752                2,534                4,286
                                                                  --------             --------             --------
                                                                  $563,081             $396,156             $959,237
                                                                  ========             ========             ========

______________
(1) Includes private banking, personal secured, personal unsecured, modernization and passbook loans.

     One- to Four-Family Loans. The Bank, through RFI, currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to thirty years located in the Bank's primary market area, as well as in the New York, New Jersey and Connecticut areas in which RFI operates mortgage origination offices. One- to four-family mortgage loan originations are generally obtained from RFI's loan representatives operating in the Bank's branch offices and RFI's mortgage origination offices, and through their contacts with the local real estate industry and through direct consumer advertising. Additionally, from time to time the Bank may purchase residential one- to four-family loans in the secondary market. All loans purchased in the secondary market are quality control reviewed for adherence to the Bank's underwriting standards.

     At December 31, 1997, the Bank's one- to four-family loans totaled $634.0 million, or 63.28% of gross loans. Of the one- to four-family loans outstanding at that date, 74.68% were fixed-rate loans and 25.32% were adjustable-rate mortgage loans. The Bank, through RFI, offers fixed-rate mortgage loans with terms of ten, fifteen, twenty and thirty years. The Bank, through RFI, currently offers a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a three, seven or ten year initial fixed-rate period. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year and five year Constant Maturity Treasury (CMT) Index. Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan. Certain of the Bank's adjustable-rate mortgage loans can be converted to fixed-rate loans with interest rates based upon the then-current market rates plus a varying margin.

     The volume and type of adjustable-rate mortgage loans originated by RFI on behalf of the Bank have been affected by such market factors as interest rates, competition, consumer preferences and the availability of funds. The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, and thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity thereof.

     One- to four-family residential mortgage loans are generally underwritten according to FNMA and FHLMC guidelines. The Bank, through RFI, generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or the selling price of the property securing the loan up to a maximum amount of $600,000 for loans originated for sale and up to a maximum amount of $1 million for loans to be sold to private investors, subject to certain exceptions to these guidelines which must be approved by either the Chief Executive Officer or Senior Lending Officer and reviewed by the Board of Directors. The Bank currently requires private mortgage insurance to be obtained for loans in excess of an 80% loan to value ratio. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     In an effort to provide financing for low and moderate income home buyers, RFI participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency (SONYMA) and the New Jersey Mortgage Housing Finance Agency (NJMHFA). The SONYMA and NJMHFA mortgage programs provide low and moderate income households with fixed-rate loans which are generally below prevailing fixed-rate mortgages and which allow below market down payments. Such loans generally are sold by RFI without retention of the servicing rights.

     Multi-Family Lending. The Bank originates fixed-rate and adjustable-rate multi-family mortgage loans generally secured by forty to four hundred unit apartment buildings located in the Bank's primary market area. At December 31, 1997, the Bank's multi-family loan portfolio was $44.0 million, or 4.39% of total gross loans. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Additionally, factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan may be made in an amount up to 75% of the lower of the appraised value or sales price of the underlying property with amortization periods of up to 30 years. The Bank's adjustable-rate multi-family loans are originated with rates that are generally fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.50% to 2.50%. Ten year fixed-rates based on similar spreads are also available. The Bank offers multi-family loans with terms of up to ten years. The Bank's current policies limit the amount of multi-family loans the Bank may have to 25% of the aggregate loan portfolio. The Bank's current policies limit such loans to $10 million per project and an aggregate of $30 million in loans outstanding per borrower, although the Bank will make exceptions to this policy provided full Board approval for the loan is obtained. In addition, the Bank generally requires a debt service coverage ratio of a minimum of 120%. The Bank also requires an appraisal on the property conducted by an independent appraiser and title insurance. Additionally, the Bank requires a market occupancy rate of at least 90% prior to lending for multi-unit apartment buildings.

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

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes which are located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1997, was $10 million per project and an aggregate of $30 million in loans outstanding per borrower. The Bank will make exceptions to this policy provided full board approval for the loan is obtained. These loans may be made with terms up to 20 years and are generally offered at interest rates which adjust in accordance with the CMT Index. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%. At December 31, 1997 the Bank's commercial real estate loan portfolio totaled approximately $248.6 million, or 24.82% of gross loans.

     Construction and Development Lending. The Bank originates loans for the development of commercial and residential property located in its primary market area. The Bank will originate loans for the acquisition of commercial and residential property located in its primary market area only if such acquisition loan is part of an overall development loan. Construction and development loans are offered primarily to experienced local developers operating in the Bank's primary market area. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential, multi-family and commercial real estate properties located in the Bank's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 1997, the Bank had $96.3 million of construction loan commitments for the construction of one- to four-family properties.
Construction loans are generally offered with terms up to three years for residential property and up to two years for multi-family and commercial property. Construction loans may be made in amounts up to 90% of the estimated cost of construction. With respect to construction loans, the Bank's policy is to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed generally on a monthly basis in increments as construction progresses and as inspections by the Bank's supervising engineer warrant.

     Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate and therefore, the personal guarantee of the borrower during the construction stage is required. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Home Equity and Second Mortgage Lending. The Bank offers fixed-rate, fixed-term home equity loans and adjustable-rate home equity lines of credit in its primary market area. Fixed-rate, fixed-term home equity loans are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $50,000. Fixed-rate, fixed-term home equity loans are offered with terms up to fifteen years and home equity lines of credit are offered for terms up to thirty years, with interest-only payments during the first ten years and repayment of principal and interest during the final twenty years. Adjustable-rate home equity lines of credit are offered in either amounts up to a) 80% of the appraised value of the property (including the first mortgage) with a maximum line amount of $100,000 or b) amounts up to 70% of the appraised value of the property (including the first mortgage) with a credit line greater than $100,000 to a maximum line amount of $250,000.

     Consumer and Student Lending. The Bank's portfolio of consumer and student loans primarily consists of private banking, personal secured, personal unsecured, modernization loans, loans secured by deposit accounts and student loans. Private banking entails offering a wide array of deposit and loan products which are customized to meet the needs of a specific client base, which are composed of entrepreneurs, professionals and senior corporate executives. Private banking loan terms can be either fixed or adjustable-rate, secured or unsecured and with maturity terms of one year or less or on demand, depending upon the borrower. The personal loan program began in May 1997. Secured loans can be collateralized with deposits at any Federally Insured Financial Institution with terms up to five years with a maximum amount of $50,000. Unsecured loans are also offered with terms up to five years, however, the maximum amount is $15,000. As of December 31, 1997, consumer and student loans amounted to $6.0 million, or 0.60% of the Bank's gross loan portfolio, of which $1.3 million were student loans. The Bank has phased out its direct student loan origination program, except for its participation in a direct lending program with SLMA. The Bank offers both subsidized and unsubsidized student loans through a forward purchase and servicing agreement with SLMA. This agreement was prompted by the initiation of the federal government's direct student loan program. The Bank also has phased out its home improvement loans by expanding its home equity loan program.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Executive Committee, comprised of rotating members of the Board of Directors, to review and approve loans in amounts greater than management's approval limits. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: commercial real estate loans of up to $1.0 million can be approved by the President or Senior Lending Officer plus one additional officer in the Lending Division; all commercial real estate loans, multi-family loans, construction loans and loan participations in excess of $1.0 million require the approval of the Executive Committee of the Board of Directors; when these loans exceed $5.0 million, they require the approval of the Board of Directors. Home equity loans and lines of credit are approved by two officers within the lending division, with one of those officers being a senior officer of the Bank. All residential loans of up to $300,000 are approved within RFI by the underwriter; loans in excess of this amount require the countersignature of a senior officer of RFI.

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

DELINQUENT LOANS, REAL ESTATE OWNED AND CLASSIFIED ASSETS

     Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a delinquency notice be mailed no later than the 16th day of delinquency and a late charge assessed after 15 days. The Bank's subservicer, Dovenmuehle, follows similar delinquency procedures. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when in the opinion of management such suspension is warranted. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (REO) and is recorded at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

     At December 31, 1997, the Bank's real estate owned, net, consisted of foreclosed assets totaling $157,000 and was held directly by the Bank and its subsidiaries which were formed for the purpose of holding and maintaining certain real estate owned. See "Subsidiary Activities." At such date, real estate owned was comprised of four (4) one- to four-family properties with an aggregate carrying value of $267,000, and three (3) commercial real estate properties with an aggregate carrying value of $1.0 million. Bank personnel or an independent inspector generally conducts periodic external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Bank will charge- off any loan principal it deems appropriate at such time. Bank personnel conduct monthly reviews of its foreclosed real estate and periodically adjust its valuation allowance for possible declines in the value of real estate owned. The Bank's allowance for possible losses on real estate owned at December 31, 1997 totaled $1.1 million, or 87.8% of the aggregate gross value of real estate owned. The Bank is currently offering for sale all real estate owned as a result of foreclosure through brokers and through its own personnel.

     The Bank's policies permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans with the exception that the Bank may loan up to 80% of the lesser of the appraised value or sales price of the foreclosed property.

     Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses are designated as "Special Mention."

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

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and NYSBD, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an inter-agency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives
set forth in the policy statement.   While the Bank believes that it has
established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for possible loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Bank's senior management reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. At December 31, 1997, the Bank had $7.3 million of loans designated as Substandard, consisting of 47 commercial real estate and one- to four-family loans, and no loans classified as Doubtful or Loss. At December 31, 1997, the Bank had $12.4 million of assets designated as Special Mention, consisting of 31 commercial real estate and one- to four-family loans, which were designated Special Mention due to past loan delinquencies.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                     AT DECEMBER 31, 1997                              AT DECEMBER 31, 1996
                                   ----------------------------------------------------   ------------------------------------------

                                         60-89 DAYS                 90 DAYS OR MORE            60-89 DAYS         90 DAYS OR MORE
                                   ------------------------     -----------------------   -------------------  ---------------------

                                                  PRINCIPAL                   PRINCIPAL             PRINCIPAL             PRINCIPAL
                                     NUMBER        BALANCE        NUMBER       BALANCE      NUMBER   BALANCE     NUMBER    BALANCE
                                   OF LOANS       OF LOANS      OF LOANS      OF LOANS    OF LOANS  OF LOANS   OF LOANS   OF LOANS
                                   --------      ---------      --------     ----------   --------  --------   --------  ----------
                                                                      (DOLLARS IN THOUSANDS)
One- to four-family...............        8         $1,045           23         $2,437          6      $ 475         21     $1,853
Multi-family......................        -              -            -              -          -          -          -          -
Commercial real estate............        3            448            4          2,060          -          -          8      4,004
Construction and development......        -              -            -              -          -          -          1        602
Home equity and second mortgage...        -              -            1              3          -          -          -          -
Consumer (1)......................        -              -            1             19          1          5          1          8
Student loans.....................        -              -            -              -          -          -          -          -
                                   --------      ---------      -------      ---------    -------   --------   --------  ---------
Total.............................       11         $1,493           29         $4,519          7      $ 480         31     $6,467
                                   ========      =========      =======      =========    =======   ========   ========  =========

Delinquent loans to total
     loans (2)....................                   0.15%                       0.46%                 0.09%                 1.26%
                                                =========                   =========              ========             =========

                                                             AT DECEMBER 31, 1995
                                                 -----------------------------------------
                                                      60-89 DAYS         90 DAYS OR MORE
                                                 -------------------  --------------------
                                                           PRINCIPAL             PRINCIPAL
                                                  NUMBER    BALANCE     NUMBER    BALANCE
                                                 OF LOANS   OF LOANS   OF LOANS   OF LOANS
                                                 --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
One- to four-family.............................        4    $   297         23   $  1,915
Multi-family....................................        -          -          -          -
Commercial real estate..........................        -          -         15      6,536
Construction and development....................        -          -          1        150
Home equity and second mortgage.................        -          -          1        123
Consumer (1)....................................        -          -          -          -
Student loans...................................        -          -         11         42
                                                 --------    -------    -------   --------
Total...........................................        4    $   297         51   $  8,766
                                                 ========    =======    =======   ========

Delinquent loans to total loans (2).............               0.08%                 2.26%
                                                             =======              ========

___________________
(1) Consumer loans consist of private banking, personal secured, personal unsecured, modernization and passbook loans. Private banking, personal secured and personal unsecured loans were originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan products.
(2) Total loans includes loans receivable held for investment, less deferred loan fees, deferred mortgage interest and unamortized discounts, net.

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans and REO.

                                                                       AT DECEMBER 31,
                                                     ---------------------------------------------------
                                                       1997      1996       1995       1994       1993
                                                     -------    -------    -------    -------    -------
                                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans(1):

        One- to four-family.......................   $ 3,676    $ 2,764    $ 2,965    $ 4,708    $ 6,041
        Multi-family..............................         -          -          -        263      1,037
        Commercial real estate....................     2,723      5,374      8,650     16,519     17,350
        Construction and development..............         -        602        150      2,900      3,226
        Home equity...............................        62          -          -          -          -
        Consumer (2)...............................       19          -          -          -          -
                                                     -------    -------    -------    -------    -------
              Total non-accrual loans............      6,480      8,740     11,765     24,390     27,654
Loans contractually past due 90 days or more,
   other than non-accruing.........................        -          -        408        665      3,689
                                                     -------    -------    -------    -------    -------
              Total non-performing loans...........    6,480      8,740     12,173     25,055     31,343
Real estate owned, net (3).........................      157      1,698      6,047      3,359      2,613
                                                     -------    -------    -------    -------    -------
              Total non-performing assets..........  $ 6,637    $10,438    $18,220    $28,414    $33,956
                                                     =======    =======    =======    =======    =======
Allowance for possible loan losses as a percent
   of total loans (4)..............................     2.46%      4.55%      6.01%      6.84%      8.47%
Allowance for possible loan losses as a percent
   of total non-performing loans (4) (5)...........   370.82%    266.82%    191.82%    100.28%     78.17%
Non-performing loans as a percent
    of loans (4) (5)...............................     0.66%      1.71%      3.13%      6.82%     10.84%
Non-performing assets as a percent of total
    assets (6) (7).................................     0.18%      0.29%      1.14%      1.98%      2.53%

(1) Includes restructured loans which are less than 90 days past due but which have not yet complied with the terms of their restructuring agreement for a satisfactory period of time.
(2) Includes private banking, personal secured, personal unsecured, modernization and passbook loans. Private banking, personal secured and personal unsecured loans were originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan products.
(3) REO balances are shown net of related loss allowances.
(4) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses which at December 31, 1997, 1996, 1995, 1994 and 1993 was $24.0 million, $23.3 million, $23.4 million, $25.1 million and $24.5 million, respectively.
(5) Non-performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(6) Non-performing assets consist of non-performing loans and REO.
(7) Total assets at December 31, 1996 includes $1.36 billion of proceeds held in escrow by the Bank on behalf of depositors and other individuals who submitted funds in anticipation of the Bank's conversion to stock form and the concurrent issuance of Roslyn Bancorp, Inc. Common Stock.

     Non-accrual loans totaled $6.5 million as of December 31, 1997, and included 39 one- to four-family loans, with an aggregate balance of $3.7 million, 9 commercial real estate loans with an aggregate balance of $2.7 million, 2 home equity loans, with an aggregate balance of $62,000 and 1 consumer loan with an aggregate balance of $19,000. Non-accrual loans do not include student loans delinquent 90 days or more as the Bank does not classify such loans as non-accrual because delinquent principal and interest on guaranteed student loans is guaranteed by the U.S. Government.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained through provisions for possible loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for possible loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

     As of December 31, 1997, the Bank's allowance for possible loan losses was $24.0 million, or 2.46% of total loans and 370.82% of non-performing loans as compared to $23.3 million, or 4.55% of total loans and 266.82% of non-performing loans as of December 31, 1996. The Bank had total non-performing loans of $6.5 million and $8.7 million at December 31, 1997 and 1996, respectively, and non-performing loans to total loans of 0.66% and 1.71%, respectively. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD as an integral part of their examination process periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to make additional provisions for estimated possible loan losses based upon judgments that may differ from those of management.

     The following table sets forth activity in the Bank's allowance for possible loan losses for the periods set forth in the table.

                                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                        1997      1996       1995       1994      1993
                                                      -------   -------    -------    -------   -------
                                                                      (IN THOUSANDS)
Balance at beginning of year........................  $23,320   $23,350    $25,127    $24,502   $23,187
                                                      -------   -------    -------    -------   -------

Provision for possible loan losses..................      600     2,000        600        600     6,860
Charge-offs:
   Real estate loans:
     One- to four-family............................        -        19         14          -       304
     Commercial real estate.........................       83     1,589      2,385         59     3,977
     Construction and development...................        -       519        111        112     1,264
   Consumer and student loans.......................        8         -          -          -         -
                                                      -------   -------    -------    -------   -------
           Total charge-offs........................       91     2,127      2,510        171     5,545
                                                      -------   -------    -------    -------   -------
Recoveries:
   Real estate loans:
     One- to four-family............................        -         3         40        107         -
     Commercial real estate.........................      200        94         92         89         -
     Construction and development...................        -         -          1          -         -
                                                      -------   -------    -------    -------   -------
           Total recoveries.........................      200        97        133        196         -
                                                      -------   -------    -------    -------   -------
Net recoveries (charge-offs)........................      109    (2,030)    (2,377)        25    (5,545)
                                                      -------   -------    -------    -------   -------
Balance at end of year..............................  $24,029   $23,320    $23,350    $25,127   $24,502
                                                      =======   =======    =======    =======   =======

     The following tables set forth the Bank's percent of allowance for possible loan losses to total allowance and the percent of loans to total loans (including loans held-for-sale) in each of the categories listed at the dates indicated.

                                                                                        AT DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                                          1997                                     1996
                                                       ----------------------------------------   ----------------------------------
                                                                                   PERCENT OF                           PERCENT OF
                                                                   PERCENT OF       LOANS IN               PERCENT OF    LOANS IN
                                                                   ALLOWANCE          EACH                 ALLOWANCE       EACH
                                                                   TO TOTAL        CATEGORY TO             TO TOTAL    CATEGORY TO
                                                         AMOUNT    ALLOWANCE       TOTAL LOANS    AMOUNT   ALLOWANCE   TOTAL LOANS
                                                       --------- ------------  ----------------  --------  ---------  --------------
                                                                                     (DOLLARS IN THOUSANDS)
One- to four-family.................................   $ 6,970       29.01%         63.28%       $ 2,580      11.06%       49.83%
Multi-family........................................     1,770        7.37           4.39          2,960      12.69         8.81
Commercial real estate..............................     8,003       33.30          24.82          7,474      32.05        31.94
Construction and development........................     3,553       14.79           5.22          4,664      20.00         7.09
Home equity/second mortgage.........................       137        0.57           1.69             47       0.20         1.80
Consumer and student................................       103        0.43           0.60             35       0.15         0.53
Unallocated.........................................     3,493       14.53              -          5,560      23.85            -
                                                       -------     -------         ------        -------     ------       ------
     Total allowance for possible
          loan losses...............................   $24,029      100.00%        100.00%       $23,320     100.00%      100.00%
                                                       =======     =======         ======        =======     ======       ======

                                                                               AT DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                   1995                            1994                          1993
                                       -------------------------------  ------------------------------ -----------------------------

                                                            PERCENT OF                      PERCENT OF                   PERCENT OF
                                                PERCENT OF   LOANS IN            PERCENT OF  LOANS IN         PERCENT OF  LOANS IN
                                                ALLOWANCE      EACH              ALLOWANCE     EACH            ALLOWANCE    EACH
                                                 TO TOTAL  CATEGORY TO           TO TOTAL  CATEGORY TO        TO TOTAL  CATEGORY TO
                                       AMOUNT   ALLOWANCE  TOTAL LOANS  AMOUNT   ALLOWANCE TOTAL LOANS AMOUNT ALLOWANCE TOTAL LOANS
                                       ------   ---------  -----------  ------  ---------- ----------- ------ --------- -----------
                                                                         (DOLLARS IN THOUSANDS)
One- to four-family................... $ 2,176     9.32%      48.41%    $2,677     10.65%     41.52%   $2,801    11.43%   45.16%
Multi-family..........................   3,036    13.00        8.92      2,824     11.24       5.05     2,938    11.99     7.28
Commercial real estate................   7,185    30.77       30.65      7,523     29.94      30.98     9,525    38.87    34.24
Construction and development..........   3,872    16.58       10.21      4,426     17.61      15.22     2,533    10.34     4.37
Home equity/second mortgage...........      35     0.15        0.90         31      0.13       1.18        32     0.13     1.77
Consumer and student..................      34     0.15        0.91         35      0.14       6.05        38     0.16     7.18
Unallocated...........................   7,012    30.03           -      7,611     30.29          -     6,635    27.08        -
                                       -------   ------      ------    -------    ------     ------   -------   ------   ------
     Total allowance for possible
          loan losses................. $23,350   100.00%     100.00%   $25,127    100.00%    100.00%  $24,502   100.00%  100.00%
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

SECURITIES INVESTMENT ACTIVITIES

     The Board of Directors sets the securities investment policy of the Bank. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of Directors has established an Investment Committee comprised of three Directors and the Investment Officer to supervise the Bank's securities investment program. The Bank's Investment Committee meets periodically and evaluates all investment activities for safety and soundness, evaluates investment policy and objectives for the next period and submits a report to the Board of Directors. The Bank's Investment Officer is responsible for making securities investment portfolio decisions in accordance with the Bank's policies. While the Investment Officer has the authority to conduct trades within specific guidelines established by the Bank's investment policy, all transactions are periodically reviewed by the Investment Committee and reported to the Board of Directors on a monthly basis.

     The Bank's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equities. In addition, the Bank's policies permit investments in mortgage-backed and mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (GNMA) and privately-issued Collateralized Mortgage Obligations (CMOs). The Bank's current securities investment strategy is to de-emphasize its investment in U.S. Government obligations, corporate debt and municipal bonds and to emphasize the purchase of mortgage-backed and mortgage related securities and preferred stock issued by corporate issuers in order to increase its overall investment securities yield while remaining in short- and medium-term investments for purposes of interest rate risk management.

     At December 31, 1997, the Company had $2.55 billion in securities, consisting primarily of U.S. Government and agency obligations, mortgage-backed and mortgage related securities, municipal and corporate obligations, and preferred and common stocks, as compared with $1.92 billion at December 31, 1996. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. Upon the purchase of an investment security, the Bank and the Holding Company (Roslyn Bancorp, Inc. on an unconsolidated basis) will make a determination as to the classification of the security. However, the Bank and the Holding Company currently do not purchase securities with the intention of trading such securities, nor does the

Bank or the Holding Company maintain trading portfolios. As of December 31, 1997, $2.35 billion of the Company's securities portfolio, or 65.3% of total assets, was classified as available-for-sale, with an average life of the portfolio of 2.25 years. At such date, $202.1 million of the Company's securities portfolio, or 5.6% of total assets, was classified as held-to-maturity, with a market value of $202.5 million and an average life of the portfolio of 1.24 years. Since December 1995, the Company has designated all newly-purchased securities as available-for-sale.

     Mortgage-Backed and Mortgage Related Securities. The Bank purchases mortgage-backed and mortgage related securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA;
(iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Bank. The Bank has primarily invested in mortgage-backed and mortgage related securities issued or sponsored by private issuers, GNMA and FHLMC. The Bank also invests in CMOs issued or sponsored by FNMA and FHLMC as well as private issuers. At December 31, 1997, mortgage-backed and mortgage related securities totaled $2.06 billion, or 57.1% of total assets and 58.1% of total interest-earning assets, of which $1.86 billion was classified as available-for-sale and $200.2 million was classified as held-to-maturity. At December 31, 1997, 21.8% of the mortgage-backed and mortgage related securities were adjustable-rate and 78.2% were fixed-rate. The mortgage-backed and mortgage related securities portfolio had coupon rates ranging from 5.0% to 12.5% and had a weighted average yield of 7.24% at December 31, 1997. The estimated fair value of the Bank's mortgage-backed and mortgage related securities available-for-sale at December 31, 1997, was $1.86 billion.

     At December 31, 1997, the Bank's CMO portfolio totaled $1.34 billion, or 37.2% of total assets and 37.8% of total interest-earning assets, consisting of $845.5 million of CMOs issued by private issuers such as GE Capital Mortgage Services, Inc., Prudential Home Mortgage Securities, Inc., Residential Funding Mortgage Securities, Inc. and Citicorp Mortgage Securities, Inc., and $493.2 million issued by government sponsored agencies such as FNMA and FHLMC. It is the policy of the Bank to limit its privately issued CMOs to non-high risk securities rated "AAA" by two rating agencies with an average life of seven years or less. The Bank also limits the amount of such investments to $25 million per transaction, 10% of the issuer's outstanding CMOs and 35% of the Bank's assets. For government sponsored CMOs, the Bank's policy limits such investments to non-high risk securities that have an average life of ten years or less. The Bank also limits the amount of such investments to $50 million per transaction. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates than do standard 30-year fixed-rate securities. At December 31, 1997, $1.14 billion of the Bank's CMO portfolio was classified as available-for-sale and $200.2 million was classified as held-to-maturity, with a market value of $200.4 million. At such date, the Bank's CMO portfolio had an average estimated life of 2.01 years and a weighted average yield of 7.24%.

     Debt Securities. The Bank's investment in debt securities generally consists of investments in U.S. Treasury securities and debt securities issued by government sponsored agencies such as FNMA, GNMA and FHLMC. To a lesser extent, the Bank invests in debt securities and commercial paper issued by industrial and financial companies and obligations of municipalities and public utilities.

     U.S. Government and Agency Obligations. At December 31, 1997, the Bank's U.S. Government securities portfolio totaled $78.0 million, all of which was classified as available-for-sale. Such portfolio primarily consists of short- to medium-term (maturities of one to five years) securities. The Bank's current investment practice, however, is to de-emphasize its investments in such instruments. At December 31, 1997, the Bank's agency securities portfolio totaled $125.5 million, all of which was classified as available-for-sale and consisted of agency structured notes and callable debentures. The agency structured notes generally provide for predetermined interest rate adjustments ("step-ups") primarily consisting of annual interest rate increases of 13 to 25 basis points. While such step-up structured notes generally do not involve credit risk, such securities involve interest rate risk in the event market interest rates increase at a rate faster than the structured rate adjustment, which, in turn, may adversely affect the market value of such investment. The Bank's callable agency debentures generally are callable at par after one year and in six month intervals thereafter. The current policy of the Bank limits the purchase of agency debt obligations to a maturity of thirty years or less and limits such purchases to $50 million per transaction, although purchases of structured notes are limited to $20 million per transaction and 10% of the Bank's assets.

     Corporate Bonds. The Bank's corporate bond portfolio, which at December 31, 1997 totaled $5.4 million, all of which was classified as available-for-sale, was composed primarily of short- and medium-term, floating-rate investment grade issues of Lehman Brothers Holdings, Sears Roebuck and CHI Corp. At December 31, 1997, the portfolio had an average life of approximately 0.83 years and a weighted average coupon rate of 7.42%. The Bank's policy limits investments in corporate bonds with maturities of ten years or less to bonds rated "A" or better by at least one nationally recognized rating agency and to a total investment of 25% of the Bank's assets, with a 1% limitation of a single issuer. The Bank's policy limits investments in corporate bonds with maturities between ten years and thirty years to bonds rated "A" or better by at least one nationally recognized rating agency and a total investment of no more than 33% of the Bank's current total corporate investments. Consistent with the Bank's current securities investment strategy, the Bank intends to de-emphasize investments in corporate debt obligations.

     Municipal Bonds. The Bank's municipal bond portfolio, which at December 31, 1997 totaled $1.9 million, had an estimated fair market value of $2.0 million. All of such securities were classified as held-to-maturity and were comprised of general obligation bonds (i.e., obligations backed by the general credit of the issuer). All of the Bank's municipal bonds are currently rated "AAA." At December 31, 1997, the average life of the portfolio was approximately
1.66 years and the portfolio had a weighted average coupon rate of 7.40%. Interest earned on municipal bonds is exempt from federal, state and local income taxes. The Bank's current policy is to de-emphasize its investment in municipal bonds.

     Equity Securities. At December 31, 1997, the Bank's equity securities portfolio totaled $131.9 million, all of which was classified as available-for-sale. The Company on an unconsolidated basis also has an equity securities portfolio totaling $153.5 million, all of which was classified as available-for-sale at December 31, 1997. The Company's equity securities portfolio consisted of preferred stock issued by corporate issuers such as Ford Motor Co., and other nationally recognized companies. The majority of the Company's preferred stock portfolio is redeemable by the issuers pursuant to the terms of the preferred stock, generally after a three to five year holding period. As of December 31, 1997, the Company had $32.3 million of preferred stock eligible for redemption on or before December 31, 1998. The Company benefits from its investment in common and preferred stocks due to a tax deduction the Company receives with regards to dividends paid by corporate issuers on equity securities held by other corporate entities such as the Company.

     Included in the Bank's equity securities at December 31, 1997 was a $10.6 million investment in two common stock mutual funds. The Bank's policy limit for its common and preferred stock investments is 7.5% of its total assets and allows only for the purchase of common stock with a 1% limitation on the purchase of any single issuer and a total investment of 5% of the Bank's total assets. The Bank's current policies permit the purchase of preferred stock rated "Baa" or better, with a 1% limitation on the purchase of preferred stock of any single issuer.

     The following table sets forth the composition of the Company's debt and equity and mortgage-backed and mortgage related securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                                      AT DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                                  1997                     1996                    1995
                                                         ------------------------ ------------------------  ----------------------
                                                                        PERCENT                  PERCENT                  PERCENT
                                                           AMOUNT      OF TOTAL    AMOUNT       OF TOTAL     AMOUNT      OF TOTAL
                                                         ----------- ------------ ---------   ------------  --------    ----------
                                                                                   (DOLLARS IN THOUSANDS)
Debt securities:
     U.S. Government obligations.....................    $   77,975     3.05%    $  179,259      9.31%    $  204,626        17.92%
     Agency securities...............................       125,481     4.92        124,377      6.46         34,744         3.04
     Municipal bonds.................................         1,930      .08          1,930       .10          1,930          .17
     Corporate obligations...........................         5,385      .21         14,398       .75         18,384         1.61
     Other debt obligations (1)......................             -        -              -         -          2,799          .25
                                                         ----------   ------     ----------    ------     ----------       ------
            Total debt securities....................       210,771     8.26        319,964     16.62        262,483        22.99
                                                         ----------   ------     ----------    ------     ----------       ------
Equity securities:
     Preferred and common stock and other............       285,352    11.18        168,862      8.78        118,778        10.40
                                                         ----------   ------     ----------    ------     ----------       ------
            Total equity securities..................       285,352    11.18        168,862      8.78        118,778        10.40
                                                         ----------   ------     ----------    ------     ----------       ------

Mortgage-backed and mortgage related securities:
     FHLMC...........................................       253,153     9.91        220,264     11.44        116,267        10.18
     GNMA............................................       464,971    18.21        292,936     15.22        113,616         9.95
     FNMA............................................             -        -          6,263       .32         27,299         2.39
     CMOs............................................     1,338,702    52.44        916,580     47.62        503,516        44.09
                                                         ----------   ------     ----------    ------     ----------       ------
            Total mortgage-backed and mortgage
             related securities......................     2,056,826    80.56      1,436,043     74.60        760,698        66.61
                                                         ----------   ------     ----------    ------     ----------       ------
                        Total securities.............    $2,552,949   100.00%    $1,924,869    100.00%    $1,141,959       100.00%
                                                         ==========   ======     ==========    ======     ==========       ======

     Debt and equity securities available-for-sale...    $  494,193    19.36%    $  486,896     25.30%    $  379,331        33.22%
     Debt securities held-to-maturity................         1,930      .08          1,930       .10          1,930          .17
                                                         ----------   ------     ----------    ------     ----------       ------
            Total debt and equity securities.........       496,123    19.44        488,826     25.40        381,261        33.39
                                                         ----------   ------     ----------    ------     ----------       ------
     Mortgage-backed and mortgage related
            securities available-for-sale............     1,856,633    72.72      1,159,411     60.23        413,485        36.20
     Mortgage-backed and mortgage related
            securities held-to-maturity..............       200,193     7.84        276,632     14.37        347,213        30.41
                                                         ----------   ------     ----------    ------     ----------       ------
            Total mortgage-backed and mortgage
             related securities......................     2,056,826    80.56      1,436,043     74.60        760,698        66.61
                                                         ----------   ------     ----------    ------     ----------       ------

            Total securities.........................    $2,552,949   100.00%    $1,924,869    100.00%    $1,141,959       100.00%
                                                         ==========   ======     ==========    ======     ==========       ======

__________________
(1)    Includes public utilities.

     The following table sets forth the Company's securities activities for the periods indicated:

                                                                                                FOR THE YEAR
                                                                                             ENDED DECEMBER 31,
                                                                      ----------------------------------------------------------
                                                                           1997                    1996                 1995
                                                                      --------------       -------------------     -------------
                                                                                                (IN THOUSANDS)
BEGINNING BALANCE..................................................       $1,924,869               $1,141,959         $1,018,043
                                                                          ----------               ----------         ----------
Debt securities purchased - held-to-maturity.......................                -                        -            176,308
Debt securities purchased - available-for-sale.....................          123,329                  201,226              2,002
Equity securities purchased - available-for-sale...................          155,220                   80,012             32,957
Mortgage-backed and mortgage related securities
 purchased - held-to-maturity......................................                -                        -            240,702
Mortgage-backed and mortgage related securities
 purchased - available-for-sale....................................        1,250,235                  925,159            190,564
LESS:
Sale of debt securities - available-for-sale.......................           79,864                        -            112,077
Sale of debt securities - held-to-maturity.........................                -                        -             60,022
Sale of equity securities - available-for-sale.....................           17,855                   35,758             11,077
Sale of mortgage-backed and mortgage
 related securities available-for-sale.............................           37,794                   89,400             48,463
Principal repayments on mortgage-backed
 and mortgage related securities...................................          353,430                  164,630             91,987
Maturities of debt securities......................................          451,693                  137,453            218,757
Realized gains (losses) on sales of mortgage-backed
 and mortgage related securities...................................              784                     (873)               904
Realized and unrealized gains (losses) on
 debt and equity securities........................................            1,973                       69               (418)
Amortization of premium on callable preferred
 stock.............................................................             (805)                    (705)            (1,297)
Accretion of discount/amortization of
 (premium) on other securities.....................................            5,343                    1,242               (962)
Change in net unrealized gain
 on available-for-sale securities..................................           32,637                    4,021             25,539
                                                                          ----------               ----------         ----------
ENDING BALANCE.....................................................       $2,552,949               $1,924,869         $1,141,959
                                                                          ==========               ==========         ==========

     The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company's debt and equity and mortgage-backed and mortgage related securities at the dates indicated:

                                                                                  AT DECEMBER 31,
                                             ---------------------------------------------------------------------------------------
                                                      1997                              1996                       1995
                                             -------------------------        -------------------------    -------------------------
                                                            ESTIMATED                        ESTIMATED                   ESTIMATED
                                              AMORTIZED       FAIR              AMORTIZED       FAIR        AMORTIZED       FAIR
                                                COST          VALUE               COST          VALUE         COST          VALUE
                                             -----------    ----------        -----------    ----------    -----------   ----------
                                                                                  (IN THOUSANDS)
Debt and equity securities:
 Debt securities held-to-maturity:
  Municipal bonds..........................   $    1,930    $    2,026        $     1,930    $    2,067    $     1,930   $    2,151
                                              ----------    ----------        -----------    ----------    -----------   ----------
 Debt securities available-for-sale:
  U.S. Government obligations..............       75,499        77,975            175,440       179,259        195,701      204,626
  Agency securities........................      125,097       125,481            124,709       124,377         34,764       34,744
  Corporate obligations....................        5,365         5,385             14,207        14,398         17,838       18,384
  Other debt obligations (1)...............            -             -                  -             -          2,742        2,799
                                              ----------    ----------        -----------    ----------    -----------   ----------
  Total debt securities available-
    for-sale...............................      205,961       208,841            314,356       318,034        251,045      260,553
                                              ----------    ----------        -----------    ----------    -----------   ----------
 Equity securities available-for-sale:
  Preferred and common stock
         and  other........................      253,584       285,352            155,772       168,862        112,155      118,778
                                              ----------    ----------        -----------    ----------    -----------   ----------
  Total debt and equity securities.........      461,475       496,219            472,058       488,963        365,130      381,482
                                              ----------    ----------        -----------    ----------    -----------   ----------
Mortgage-backed and mortgage related
 securities:
  Held-to-maturity:
     CMOs..................................      200,193       200,445            276,632       276,046        347,213      348,799
                                              ----------    ----------        -----------    ----------    -----------   ----------
  Available-for-sale:
    FHLMC..................................      250,206       253,153            220,800       220,264        116,100      116,267
    GNMA...................................      456,328       464,971            287,538       292,936        109,966      113,616
    FNMA...................................            -             -              6,443         6,263         27,689       27,299
    CMOs...................................    1,127,327     1,138,509            636,615       639,948        155,100      156,303
                                              ----------    ----------        -----------    ----------    -----------   ----------
         Total mortgage-backed and
           mortgage related securities
           available-for-sale..............    1,833,861     1,856,633          1,151,396     1,159,411        408,855      413,485
                                              ----------    ----------        -----------    ----------    -----------   ----------
Total mortgage-backed and mortgage
 related securities........................    2,034,054     2,057,078          1,428,028     1,435,457        756,068      762,284
                                              ----------    ----------        -----------    ----------    -----------   ----------
Net unrealized gain on securities
 available-for-sale........................       57,420             -             24,783             -         20,761            -
                                              ----------    ----------        -----------    ----------    -----------   ----------
Total securities carrying value/
 estimated fair value......................   $2,552,949    $2,553,297        $ 1,924,869    $1,924,420    $ 1,141,959   $1,143,766
                                              ==========    ==========        ===========    ==========    ===========   ==========

_______________________________
(1) These securities include public utilities.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 1997.

                                                  -------------------------------------------------------------------------
                                                                               MORE THAN ONE            MORE THAN FIVE
                                                      ONE YEAR OR LESS       YEAR TO FIVE YEARS       YEARS TO TEN YEARS
                                                  ------------------------ ----------------------  ------------------------
                                                                 WEIGHTED               WEIGHTED                 WEIGHTED
                                                    CARRYING     AVERAGE    CARRYING    AVERAGE      CARRYING    AVERAGE
                                                      VALUE       YIELD       VALUE      YIELD         VALUE      YIELD
                                                  ------------  ---------- ---------- -----------  -----------  -----------
                                                                                (DOLLARS IN THOUSANDS)
Held-to-maturity:
    Municipal bonds............................      $   735     6.34%     $ 1,195       8.04%        $      -        -%
    Mortgage-backed and mortgage
     related securities........................            -        -        6,744       5.85            2,992     5.50
                                                     -------               -------                     -------
      Total held-to-maturity...................          735     6.34        7,939       6.18            2,992     5.50
                                                     -------               -------                     -------
Available-for-sale:
     Mortgage-backed and mortgage
     related securities:
     FHLMC.....................................            -        -            -          -                -        -
     GNMA......................................            -        -        1,242       8.65            1,511     9.44
     CMOs......................................       62,960     6.67            -          -           17,004     7.66
                                                     -------               -------                     -------
     Total mortgage-backed and
     mortgage related securities...............       62,960     6.67        1,242       8.65           18,515     7.80
                                                     -------               -------                     -------
     Debt Securities:
     U.S. Government obligations...............       30,353     6.92       47,622       7.40                -        -
     Agency securities.........................            -        -       15,463       6.60           10,000     7.45
     Corporate obligations.....................        4,741     6.64            -          -              644     6.50
                                                     -------               -------                     -------
     Total debt securities.....................       35,094     6.88       63,085       7.19           10,644     7.39
                                                     -------               -------                     -------
     Equity Securities (1):
     Preferred and common stock
     and other.................................            -        -            -          -                -        -
                                                     -------               -------                     -------
     Total equity securities...................            -        -            -          -                -        -
                                                     -------               -------                     -------
     Total available-for-sale..................       98,054     6.75       64,327       7.22           29,159     7.65
                                                     -------               -------                     -------
Total securities...............................      $98,789               $72,266                     $32,151
                                                     =======               =======                     =======
                                                       -----------------------------------------------------------
                                                           MORE THAN TEN YEARS                   TOTAL
                                                       ---------------------------   -----------------------------
                                                                          WEIGHTED                      WEIGHTED
                                                       CARRYING           AVERAGE     CARRYING          AVERAGE
                                                         VALUE             YIELD        VALUE             YIELD
                                                       ----------       ----------   ------------    -------------
Held-to-maturity:
    Municipal bonds............................        $        -              -%    $    1,930           7.39%
    Mortgage-backed and mortgage related.......           190,457           6.97        200,193           6.91
                                                       ----------                    ----------
      Total held-to-maturity...................           190,457           6.97        202,123           6.91
                                                       ----------                    ----------

Available-for-sale:
    Mortgage-backed and mortgage
     related securities:
     FHLMC.....................................           253,153           7.57        253,153           7.57
     GNMA......................................           462,218           7.09        464,971           7.10
     CMOs......................................         1,058,545           7.33      1,138,509           7.30
                                                       ----------                    ----------
       Total mortgage-backed and mortgage
        related securities.....................         1,773,916           7.30      1,856,633           7.28
                                                       ----------                    ----------
     Debt Securities:
     U.S. Government obligations...............                 -              -         77,975           7.21
     Agency securities.........................           100,018           8.03        125,481           7.80
     Corporate obligations.....................                 -              -          5,385           6.62
                                                       ----------                    ----------
       Total debt securities...................           100,018           8.03        208,841           7.56
                                                       ----------                    ----------
   Equity Securities (1):
       Preferred and common stock
       and other...............................           285,352           5.69        285,352           5.69
                                                       ----------                    ----------
       Total equity securities.................           285,352           5.69        285,352           5.69
                                                       ----------                    ----------
       Total available-for-sale................         2,159,286           7.14      2,350,826           7.13
                                                       ----------                    ----------
Total securities...............................        $2,349,743                    $2,552,949
                                                       ==========                    ==========

(1) As equity securities have no maturities, they are classified in the more than ten year category.

SOURCES OF FUNDS

     General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds, primarily reverse-repurchase agreements, to fund its operations.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings (including school savings and club accounts), Super NOW and NOW accounts, checking accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts (IRAs) and other qualified plan accounts. To enhance the deposit products it offers and increase its market share, the Bank added commercial checking accounts for small to moderately-sized commercial businesses, a payroll accounts service with direct deposit features, as well as a low-cost checking account service for low-income customers. Additionally, during 1997 the Bank introduced the Quantum Savings account, free checking and several new certificates of deposit products. The Quantum Savings account offers higher interest rates than the traditional savings accounts.

     At December 31, 1997, the Bank's deposits totaled $1.94 billion. For the year ended December 31, 1997, the average balance of core deposits (savings, Super NOW and NOW, money market and non-interest-bearing checking accounts, excluding non-depository stock subscriptions) totaled $608.3 million, or 33.39% of total average deposits. At December 31, 1997, the Bank had a total of $1.30 billion in certificates of deposit, of which $892.4 million had maturities of one year or less. For the year ended December 31, 1997, the average balance of certificate of deposit accounts represented 66.61% of total average deposits. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Bank's certificate of deposit accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on the competitive pricing of its deposit products, customer service and its long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In addition, the Bank has historically paid a special interest payment on savings and NOW accounts, ranging from 10% to 25% of interest paid on these accounts during the year. For each of the years ended December 31, 1997 and 1996, the Bank paid a special interest payment of 25% of interest paid on savings and NOW accounts, which totaled $2.3 million and $3.0 million, respectively. The Bank has made no decision as to the amount of such special interest payment or whether such special interest payments will continue after 1997. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Although the Bank has historically not used brokers to obtain deposits, the Bank has authorized the utilization of brokers to obtain deposits to fund its activities and has entered into several relationships with a nationally recognized retail brokerage firm to accept deposits sold by such brokerage firm.

Dependent on market conditions, the Bank will periodically use such brokered deposits primarily to fund asset growth and manage interest rate risk. The Bank's policies limit the amount of brokered deposits which the Bank may have at any time to 25% of total retail deposits. At December 31, 1997, the Bank had $149.8 million in brokered deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                           1997               1996              1995
                                                                         --------            --------         --------
                                                                                         (IN THOUSANDS)
     Net deposits (withdrawals)................................          $(99,293)           $560,178         $ 52,272
     Interest credited on deposit accounts.....................            86,003              66,412           57,192
                                                                         --------            --------         --------
     Total (decrease) increase in deposit accounts.............          $(13,290)           $626,590         $109,464
                                                                         ========            ========         ========

     At December 31, 1997, the Bank had outstanding $191.8 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                                    WEIGHTED
                  MATURITY PERIOD                      AMOUNT     AVERAGE RATE
     -----------------------------------------       ----------- ---------------
                                                        (DOLLARS IN THOUSANDS)
     Three months or less.....................        $ 64,621         5.46%
     Over three through six months............          32,452         5.75
     Over six through 12 months...............          55,564         5.87
     Over 12 months...........................          39,195         6.39
                                                      --------
     Total....................................        $191,832         5.82
                                                      ========

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Average balances for the periods presented utilize average daily balances.

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                                   1997                               1996
                                                      -------------------------------   --------------------------------
                                                                   PERCENT                           PERCENT
                                                                  OF TOTAL   WEIGHTED               OF TOTAL   WEIGHTED
                                                       AVERAGE     AVERAGE    AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                                       BALANCE    DEPOSITS     RATE      BALANCE    DEPOSITS     RATE
                                                      ----------  --------   --------   ----------  --------   ---------
                                                                                            (DOLLARS IN THOUSANDS)
Money market accounts..............................   $   52,916      2.90%      2.70%  $   64,046      4.18%      2.89%
Savings accounts (1)...............................      445,716     24.47       3.04      480,171     31.37       3.08
Super NOW and NOW accounts (2).....................       78,974      4.34       3.60       45,990      3.00       2.96
Non-interest-bearing accounts......................       30,644      1.68          -       29,248      1.91          -
                                                      ----------    ------              ----------    ------
   Total...........................................      608,250     33.39       2.93      619,455     40.46       2.91
                                                      ----------    ------              ----------    ------

Certificates of deposit:
   Less than six months............................      147,011      8.07       5.13      180,355     11.78       5.03
   Over six through 12 months......................      367,371     20.17       5.56      306,839     20.05       5.42
   Over 12 through 24 months.......................      236,161     12.96       6.00      107,997      7.06       5.94
   Over 24 months..................................      219,665     12.06       6.36      169,017     11.04       6.43
   Certificates over $100,000......................      243,270     13.35       5.70      147,008      9.61       5.65
                                                      ----------    ------              ----------    ------

     Total certificates of deposit.................    1,213,478     66.61       5.77      911,216     59.54       5.63
                                                      ----------    ------              ----------    ------

          Total average deposits...................   $1,821,728    100.00%      4.82   $1,530,671    100.00%      4.53
                                                      ==========    ======              ==========    ======
                                                        ---------------------------------
                                                                      1995
                                                        ---------------------------------
                                                                     PERCENT
                                                                    OF TOTAL    WEIGHTED
                                                         AVERAGE     AVERAGE     AVERAGE
                                                         BALANCE    DEPOSITS      RATE
                                                        ----------  --------   ----------
Money market accounts..............................     $   69,237      5.41%      2.90%
Savings accounts (1)...............................        473,682     36.99       3.21
Super NOW and NOW accounts (2).....................         33,135      2.59       2.53
Non-interest-bearing accounts......................         26,901      2.10          -
                                                        ----------    ------
   Total...........................................        602,955     47.09       2.99
                                                        ----------    ------

Certificates of deposit:
   Less than six months............................        119,414      9.33       5.28
   Over six through 12 months......................        238,283     18.60       5.76
   Over 12 through 24 months.......................         74,302      5.80       5.62
   Over 24 months..................................        147,580     11.53       6.51
   Certificates over $100,000......................         97,931      7.65       5.90
                                                        ----------    ------

     Total certificates of deposit.................        677,510     52.91       5.84
                                                        ----------    ------

          Total average deposits...................     $1,280,465    100.00%      4.50
                                                        ==========    ======

(1) Includes special interest payment made by the Bank on such accounts for the years ended December 31, 1997, 1996 and 1995, which resulted in an increased cost of such accounts of 48 basis points, 59 basis points, and 61 basis points, respectively.
(2) Includes special interest payment made by the Bank on the NOW accounts for the years ended December 31, 1997, 1996 and 1995, which resulted in an increased cost of such accounts of 18 basis points, 35 basis points and 49 basis points, respectively.

     The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

                                                     PERIOD TO MATURITY FROM DECEMBER 31, 1997              AT DECEMBER 31,
                           ------------------------------------------------------------------------ -------------------------------
                                         GREATER       GREATER    GREATER    GREATER
                                          THAN          THAN        THAN       THAN
                              ONE        ONE TO         TWO TO     THREE TO   FOUR TO   GREATER
                             YEAR          TWO          THREE       FOUR       FIVE       THAN
                            OR LESS       YEARS         YEARS      YEARS      YEARS     FIVE YEARS    1997       1996       1995
                           ---------  -------------  ----------- ----------  --------- -----------  --------  ---------   ---------
                                                                         (IN THOUSANDS)
Certificates of deposit:

0 to 3.00%................   $      -     $      -      $     -   $     -   $     -     $     -  $        -  $      223   $  3,720
3.01 to 4.00%.............          -            -            -         -         -           -           -          61     18,094
4.01 to 5.00%.............     24,071          143            -         -         -           -      24,214      10,000    464,858
5.01 to 6.00%.............    753,814       86,716        6,034     5,125     2,395       1,450     855,534     819,414    225,343
6.01 to 7.00%.............    113,117      126,040       51,787    53,734    40,544      20,075     405,297     278,741     12,762
7.01 to 8.00%.............          -           32        3,692     1,374       174         749       6,021       6,677     14,704
Over 8.01%................      1,389        2,506        6,952     1,323        27           9      12,206      12,937     10,294
                             --------     --------      -------   -------   -------     -------  ----------  ----------   --------
Total.....................   $892,391     $215,437      $68,465   $61,556   $43,140     $22,283  $1,303,272  $1,128,053   $749,775
                             ========     ========      =======   =======   =======     =======  ==========  ==========   ========

Borrowed Funds. The Bank's primary source of borrowings consists of reverse-repurchase agreements entered into with nationally recognized securities brokerage firms. At December 31, 1997, the Bank had $965.1 million of reverse-repurchase agreements outstanding, whereas there were no reverse-repurchase agreements outstanding at December 31, 1996. Reverse-repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed upon price and date. Historically, the Bank has entered into reverse-repurchase agreements as a method of providing the Bank with cost effective funding in periods where its needs for funds exceeded the amount of funds provided by its deposit gathering activities. Currently, the Bank utilizes such reverse-repurchase agreements in periods when the Bank can generate securities investments with yields in excess of its cost of such borrowing. The Bank's policies limit the Bank's use of reverse-repurchase agreements to maturities of overnight to five years, with collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-backed securities. Securities brokers utilized by the Bank in these agreements must have a minimum of $100 million of "net" excess capital with a Public Securities Association Master repurchase agreement on file. The Bank averaged approximately $629.2 million pursuant to such reverse-repurchase agreements during the year ended December 31, 1997. At December 31, 1997, $1.3 million of RFI's mortgage loans were pledged to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." These notes are repaid as the related mortgage loans are sold or collected.

     The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------------------
                                                                            1997                1996                 1995
                                                                    ------------------     ------------       ---------------
                                                                                       (DOLLARS IN THOUSANDS)
FNMA warehouse line of credit:
  Average balance outstanding..................................               $  1,128         $  2,248               $ 2,053
  Maximum amount outstanding at any month
     end during the year.......................................                  3,945            3,239                 5,734
  Balance outstanding at end of year...........................                  1,332            1,829                 1,647
  Weighted average interest rate during the year...............                   6.56%            6.62%                 6.04%
  Weighted average interest rate at end of year................                   6.70%            6.87%                 6.84%
Reverse-repurchase agreements:
  Average balance outstanding..................................               $629,224         $100,159               $22,292
  Maximum amount outstanding at any month
     end during the year.......................................                995,861          212,296                40,850
  Balance outstanding at end of year...........................                965,119                -                     -
  Weighted average interest rate during the year...............                   5.90%            5.58%                 6.42%
  Weighted average interest rate at end of year................                   6.05%               -                     -
Total borrowed funds:
  Average balance outstanding..................................               $630,352         $102,407               $24,345
  Maximum amount outstanding at any month end
     during the year...........................................                997,288          215,310                46,584
  Balance outstanding at end of year...........................                966,451            1,829                 1,647
  Weighted average interest rate during the year...............                   5.91%            5.66%                 6.38%
  Weighted average interest rate at end of year................                   6.05%            6.87%                 6.84%

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

SUBSIDIARY ACTIVITIES

     Residential First, Inc. RFI is the Bank's wholly-owned mortgage banking subsidiary which was established in August 1995 for the origination, sale and servicing of one- to four-family loans. RFI was formed in connection with the Bank's acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. It is a mortgage banking entity currently operating in the New York Counties of Nassau, Suffolk, Queens, Staten Island, Albany, Syracuse and Rochester, the New Jersey Counties of Morris and Monmouth and the Connecticut Counties of Fairfield and Hartford. The consideration paid for the assets and liabilities of RMBI, including a $623.0 million loan servicing portfolio, exceeded the estimated fair market value of the net assets acquired by approximately $3.5 million, which was recorded by RFI as goodwill and is being amortized on a straight line basis over a ten year period. RFI is operated under the direction of its executive officers who are overseen by RFI's Board of Directors, which consists of certain members of the Board of Directors of the Company.

     Roslyn Capital Corp.   Roslyn Capital Corp. (RCC) is a subsidiary of the
Bank, organized by the Bank on April 1, 1997 for the purpose of engaging in a REIT. On that date, the Bank transferred one- to four-family residential mortgage loans, commercial real estate loans and mortgage-backed securities totaling $707.0 million, net, which included certain associated assets and liabilities, to RCC. In return, the Bank received shares of common and preferred stock of RCC. The subsidiary will promote greater retained earnings for the Bank and thereby serve to strengthen the Bank's capital position from an operational standpoint.

     RSB Agency, Inc. RSB Agency, Inc., a wholly-owned subsidiary of the Bank incorporated in 1983, previously engaged in the sale of life insurance. RSB Agency, Inc. is currently inactive, except for its collection of commissions for previously-issued life insurance policies.

     Other Subsidiaries. The Bank has five other wholly-owned subsidiaries. Blizzard Realty Corp., 1400 Corp. and BSR 1400 Corp. are periodically used to hold real estate owned. In addition, BSR 1400 Corp. holds Bank facilities and leases thereon. Residential Mortgage Banking, Inc. was established to preserve the name thereof for future use. Old Northern Co. Ltd. currently is an inactive subsidiary.

PERSONNEL

     As of December 31, 1997, the Bank had 367 full-time employees and 81 part-time employees. The employees are not represented by a collective bargaining unit and the Bank and RFI considers its relationship with its employees to be good.

                          REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS under the Home Owner's Loan Act.

     The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund (BIF). The Bank is subject to extensive regulation by the NYSBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company will also be required to file certain reports with and otherwise comply with the rules and regulations of the OTS, the NYSBD and of the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

NEW YORK STATE LAW

     The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSBD, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York State Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A New York State chartered stock savings bank may also exercise trust powers upon approval of the NYSBD.

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

     The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the FDIC regulations issued pursuant thereto.

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

     Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the NYSBD that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office by the NYSBD after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the NYSBD against the Bank or any of its Directors or officers. The Superintendent also may take possession of a banking organization under specified statutory criteria.

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

     These guidelines divide a savings bank's capital into two tiers. The first tier (Tier I) includes stockholders' equity certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (Tier II) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

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

     The following is a summary of the Bank's regulatory capital at December 31, 1997:

          GAAP Capital to Total Assets                 11.31%
          Total Capital to Risk-Weighted Assets        27.60%
          Tier I Leverage Ratio                        12.32%

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

     Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the Guidelines) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (FDI
Act). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

INVESTMENTS AND ACTIVITIES

     Since the enactment of the FDICIA, the activities of all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to those activities of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1997, the Bank had $285.4 million of securities which were subject to such grandfathering authority.

PROMPT CORRECTIVE REGULARY ACTION

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

TRANSACTIONS WITH AFFILIATES

     Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliated parties.

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

INSURANCE OF DEPOSIT ACCOUNTS

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the Funds Act) which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund member institutions to recapitalize SAIF. The Funds Act also spreads the obligations for payment of the Financing Corporation (FICO) bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain at that time.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily Super NOW, NOW and regular checking accounts). For 1997, the Federal Reserve Board regulations generally requires that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. Federal Home Loan Bank (FHLB) System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

COMMUNITY REINVESTMENT ACT

     Federal Regulation.  Under the Community Reinvestment Act, as amended,
(CRA), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system. The Bank has recently received a CRA rating from the FDIC as a result of its most recent exam and has executed a memorandum of understanding with the FDIC ("MOU") which requires the Bank to revise its existing compliance program. The Bank is in the process of taking the action required by the MOU and has appealed such rating. A regulatory CRA rating of a "needs to improve" or below may have an adverse impact on the ability of a financial institution to obtain any necessary regulatory approval of an acquisition of another financial institution or the establishment of a branch office or may result in the delays of any such approval.

     New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (NYCRA), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the NYSBD to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating, received from the NYSBD was "satisfactory."

HOLDING COMPANY REGULATION

     Federal law allows a state savings bank that qualifies as a "qualified thrift lender" (QTL), discussed below, to exercise an election to be treated as a savings association subsidiary of a savings and loan holding company under the Home Owners' Loan Act, as amended, (HOLA). Such election would result in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank and Company have exercised this option. Accordingly, the Company is regulated as a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company has registered with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank will be required to notify the OTS at least 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended (BHC Act), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. Recently proposed legislation would treat all savings and loan holding companies as bank holding companies and would, subject to a narrow grandfather clause, limit the activities of such companies to those permissible for bank holding companies.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

     In order for the Company to continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a QTL. In order to qualify as a QTL, the Bank must maintain compliance with a Qualified Thrift Lender Test (QTL Test). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the QTL test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. On average, for the year ended December 31, 1997, the Bank maintained in excess of 86% of its portfolio assets in qualified thrift investments. The Bank met all of the requirements relating to the QTL Test for the year ended December 31, 1997.

     New York State Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in New York State may be also subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions, including commercial banks and state savings banks and savings and loan associations organized in stock form. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the NYSBD is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Company is not currently a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

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

     In contrast, bank holding companies are generally authorized to acquire banking subsidiaries in more than one state irrespective of any state law restrictions on such acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), which was enacted on September 29, 1994, permits approval under the BHC Act of the acquisition of a bank located outside of the holding company's home state regardless of whether the acquisition is permitted under the law of the state of the acquired bank. The Federal Reserve Board may not approve an acquisition under the BHC Act that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

     In the past, branching across state lines was not generally available to a state bank such as the Bank. Out-of-state branches of savings banks are authorized under the New York Banking Law, but similar authority does not exist generally under the laws of most other states. The Interstate Banking Act permits, beginning June 1, 1997, the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permits a state to "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and permits a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, the Interstate Banking Act will, beginning on June 1, 1997, permits a bank, such as the Bank, to acquire branches in a state other than New York unless the other state has opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de
                                                                              --
novo branching into another state if the host state enacts a law expressly
----
permitting out of state banks to establish such branches within its borders.

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

FEDERAL SECURITIES LAWS

     The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities

Exchange Act of 1934, as amended (the Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933, as amended (the Securities Act) of shares of the Common Stock that were issued in the Bank's conversion from mutual to stock form does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Bank will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank had been audited by the IRS for the year ended December 31, 1991 resulting in no change to taxable income. The Bank was also audited by the State of New York for the three-year period ended December 31, 1995, resulting in adjustments which were immaterial to the Bank's financial statements. RFI has not been audited by the IRS, the State of New York or New York City to date.

     Bad Debt Reserves.  The Small Business Job Protection Act of 1996 (the 1996
Act), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the Code) relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the Experience Method), or a percentage equal to 8% of the Bank's taxable income (the PTI Method), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 32.2%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 35%. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method. As of December 31, 1997 the overall 12% of deposits limitation has restricted the Bank's deduction for additions to its bad debt reserve. Each year the Bank reviewed the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves.

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

     The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the Experience Method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryforwards. The adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2 million, is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax (AMT) is paid. Under the President's legislative proposals, the environmental tax would be extended for tax years beginning before 2007. The Bank does not expect to be subject to the AMT but is subject to the environmental tax liability.

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

     A Temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Bank does all of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1997, the surcharge rate is 17%.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES.
-------------------

     The Bank currently conducts its business through eight full service banking offices. In addition, RFI, the Bank's mortgage banking subsidiary, conducts its business through the Bank's banking offices as well as eleven mortgage origination offices. The following table sets forth the Bank's and RFI's offices as of December 31, 1997.

                                                                                                     NET BOOK VALUE
                                                            ORIGINAL                                 OF PROPERTY OR
                                             LEASED           YEAR                                     LEASEHOLD
                                               OR          LEASED OR         DATE OF LEASE          IMPROVEMENTS AT
LOCATION                                     OWNED          ACQUIRED           EXPIRATION          DECEMBER 31, 1997
----------------------------------        ----------    ---------------    -----------------    ----------------------
                                                                                                     (IN THOUSANDS)
ADMINISTRATIVE/MAIN OFFICE:                  Owned            1932           Not Applicable                $4,140
Roslyn Office:
1400 Old Northern Blvd.
Roslyn, NY  11576

BRANCH OFFICES:                              Owned            1965           Not Applicable                $  918
West Hempstead Office:
50 Hempstead Turnpike
West Hempstead, NY  11552

Farmingdale Office:                          Owned            1968           Not Applicable                $  705
14 Conklin Street
Farmingdale, NY  11735

                                                                                                 NET BOOK VALUE
                                                         ORIGINAL                                OF PROPERTY OR
                                           LEASED         YEAR                                      LEASEHOLD
                                            OR           LEASED OR         DATE OF LEASE         IMPROVEMENTS AT
LOCATION                                   OWNED         ACQUIRED           EXPIRATION           DECEMBER 31, 1997
-----------------------------------      ---------    -------------     ------------------   -------------------------
                                                                                                  (IN THOUSANDS)
Bellmore Office:                             Owned         1972              Not Applicable               $  753
2641 Merrick Road
Bellmore, NY  11710

Woodbury Office (1):                         Leased        1976                  2009                     $  778
8081 Jericho Turnpike
Woodbury, NY  11797

East Northport Office:                       Owned         1992              Not Applicable               $1,838
580 Larkfield Road
East Northport, NY  11731

Lawrence Office:                             Leased        1996                  2003                     $  350
333 Central Avenue
Lawrence, NY  11559

Massapequa Office (2):                       Leased        1996                  2004                     $1,387
6199 Sunrise Highway
Massapequa, NY  11758

ADMINISTRATIVE OFFICE:                       Owned         1996              Not Applicable               $2,380
Port Washington Office:
2 Seaview Blvd.
Port Washington, NY  11050

RFI MORTGAGE ORIGINATION OFFICES:            Leased        1986                  2002                     $    8
Hauppauge Office:
350 Motor Parkway
Hauppauge, NY  11788

East Meadow Office:                          Leased        1992              Month-to-Month                    -
325 Merrick Avenue
East Meadow, NY  11554

Syracuse Office (3):                         Leased        1997                  2000                          -
251 Salina Meadows Parkway
Suite 250
Syracuse, NY  13212

Bayside Office:                              Leased        1993                  1998                          -
218-15 Northern Blvd.
Bayside, NY 11361

Shrewsbury Office:                           Leased        1993                  1998                          -
1 Revmont Dr. No., Rt. 35
Shrewsbury, NJ  07702

                                                                                                      NET BOOK VALUE
                                                               ORIGINAL                               OF PROPERTY OR
                                              LEASED             YEAR                                    LEASEHOLD
                                                OR            LEASED OR         DATE OF LEASE         IMPROVEMENTS AT
LOCATION                                       OWNED           ACQUIRED          EXPIRATION          DECEMBER 31, 1997
--------------------------------------      ----------     ---------------   ------------------  ------------------------
                                                                                                      (IN THOUSANDS)
Parsippany Office:                            Leased             1995               1998                     -
140 Littleton Road
Parsippany, NJ  07054

Fairfield Office:                             Leased             1996               2001                     -
55 Walls Drive
Suite 205
Fairfield, CT  06430

West Hartford Office:                         Leased             1996               2000                     -
15 North Main Street
West Hartford, CT  06107

Rochester Office (4):                         Leased             1997               1998                     -
100 Linden Oaks
Suite 202
Rochester, NY  14625

Staten Island Office:                         Leased             1997               1999                     -
260 Christopher Lane
Suite 103
Staten Island, NY  10314

Woodhaven Office:                             Leased             1997               1998                     -
95-04 Jamaica Avenue
Woodhaven, NY  11421

Albany Office (5):                            Leased             1992               1998                     -
427 New Karner Road
Albany, NY  12205

______________________________
(1) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of thirty-three (33) years each.
(2) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of twenty (20) years each.
(3) Vacant as of September 1997.
(4) Closed as of January 1998.
(5) Closed as of February 1998.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     On February 17, 1998, the Company announced a settlement with the NYSBD regarding certain practices relating to origination and loan fees (overage fees) paid by certain borrowers of RFI. Under the terms of the settlement agreement, the Company will establish a $3.0 million fund to provide compensation to certain borrowers who allegedly paid an "overage fee" for their RFI mortgage loans. Any money remaining in the fund will go to further the Company's community development initiatives. The charge for the settlement, and the costs related thereto, was fully accrued at December 31, 1997 by the Company and totaled $4.6 million. The expense is included in other general and administrative expenses in the Company's statement of income for the year ended December 31, 1997. In the settlement agreement, the company denies that RFI had engaged in any unfair overage practices. The Company agreed to accept the conditions of the settlement because it believed that the cost of contesting the allegations in the courts would have been in excess of the settlement amount. See "Business-Regulation and Supervision--Community Reinvestment Act" for a further discussion of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

     Information regarding the market for the Company's common equity and related stockholder matters appears in the 1997 Annual Report to Shareholders under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

     Information regarding selected financial data appears on page 1 of the 1997 Annual Report under the caption "Selected Consolidated Financial and Other Data of the Company" and is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 3 through 16 of the 1997 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Gap Analysis" in the 1997 Annual Report is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

      Information regarding the financial statements and the Independent Auditors' Report appears on pages 17 through 48 of the 1997 Annual Report and is incorporated herein by this reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
-----------------------------------------------------------

      Information regarding the directors and executive officers of the Company, appears on pages 5 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 under the caption "Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company" and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

      Information regarding executive compensation appears on page 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears on pages 5 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company" and is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Information regarding certain relationships and related transactions appears on page 22 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 under the caption "Transactions With Certain Related Persons" and is incorporated herein by this reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(A)  1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 and are incorporated by this reference:

     . Consolidated Statements of Financial Condition at December 31, 1997 and 1996

     . Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

     . Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

     . Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995


     .    Notes to Consolidated Financial Statements

     .    Independent Auditors' Report

     . Selected Quarterly Financial Data (Unaudited) for the Years Ended December 31, 1997 and 1996

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(A)  2.  FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(B)  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1997

     The Company filed an 8-K on November 25, 1997 to report a declared quarterly dividend. This dividend represented an increase of 17% from the dividend paid the previous quarter.

(C)  EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

Exhibit
Number
------

3.1  Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
3.2  By-Laws of Roslyn Bancorp, Inc. (1)
10.1 Form of Employment Agreement between the Bank and Joseph L. Mancino and Form of Employment Agreement between the Company and Joseph L. Mancino (1)
10.2 Form of Employment Agreement between the Bank and John R. Bransfield, Jr. and Form of Employment Agreement between the Company and John R. Bransfield, Jr. (1)
10.3 Form of Employment Agreement between the Bank and Michael P. Puorro and Form of Employment Agreement between the Company and Michael P. Puorro (1)
10.4 Form of Employment Agreement between the Bank and John L. Klag and Form of Employment Agreement between the Company and John L. Klag (1)
10.5 Form of Employment Agreement between the Bank and Arthur W. Toohig and Form of Employment Agreement between the Company and Arthur W. Toohig (1)
10.6 The Roslyn Savings Bank Employee Severance Compensation Plan (1)
10.7 Management's Supplemental Executive Retirement Plan (1)
10.8 Employee Stock Ownership Plan and Trust (1)
10.9 Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan (2)
11.0 Statement Re:  Computation of Per Share Earnings
13.0 1997 Annual Report to Stockholders
21.0 Subsidiaries Information Incorporated Herein By Reference to Part 1 - Subsidiaries
23.0 Consent of Independent Auditors
27.0 Financial Data Schedule

_______________

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto, Registration No. 333-10471 filed with the Securities and Exchange Commission on August 20, 1996.
(2) Incorporated by reference into this document from the Appendix to the Proxy Statement for the Annual Meeting of Shareholders held on July 22, 1997, filed with the Securities and Exchange Commission on June 6, 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSLYN BANCORP, INC.
                     -------------------------------
                             (Registrant)

                      /s/  Joseph L. Mancino                  March 31, 1998
                     --------------------------------------   --------------
                           Joseph L. Mancino
                           Chairman of the Board,
                           President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                                           TITLE                            DATE
----                                           -----                            ----
/s/ Joseph L. Mancino            Chairman of the Board, President,         March 31, 1998
-------------------------------                                            --------------
    Joseph L. Mancino            & Chief Executive Officer

/s/ Michael P. Puorro            Treasurer
-------------------------------
    Michael P. Puorro            & Chief Financial Officer                 March 31, 1998
                                                                           --------------


/s/ Floyd N. York                Director                                  March 31, 1998
-------------------------------                                            --------------
    Floyd N. York

/s/ Victor C. McCuaig            Director                                  March 31, 1998
-------------------------------                                            --------------
    Victor C. McCuaig

/s/ John P. Nicholson            Director                                  March 31, 1998
-------------------------------                                            --------------
    John P. Nicholson

/s/ James E. Swiggett            Director                                  March 31, 1998
-------------------------------                                            --------------
    James E. Swiggett

/s/ Robert G. Freese             Director                                  March 31, 1998
-------------------------------                                            --------------
    Robert G. Freese

/s/ Thomas J. Calabrese, Jr.     Director                                  March 31, 1998
-------------------------------                                            --------------
    Thomas J. Calabrese, Jr.

/s/ Dr. Edwin W. Martin, Jr.     Director                                  March 31, 1998
-------------------------------                                            --------------
    Dr. Edwin W. Martin, Jr.

/s/ Richard C. Webel             Director                                  March 31, 1998
-------------------------------                                            --------------
    Richard C. Webel