Form 10-Q
period 1998-03-31
ROSLYN BANCORP INC
filed 1998-05-14
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998                   0-28886
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

                                (516) 621-6000
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
            ------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act

                         Common Stock, $.01 par value
            ------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act

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

The Registrant had 42,114,959 shares of Common Stock outstanding as of May 5, 1998.

                                   FORM 10-Q
                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                                     INDEX
                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       Financial Statements - Unaudited:

              Consolidated Statements of Financial Condition at
                 March 31, 1998 and December 31, 1997                         1

              Consolidated Statements of Income for the three months ended
                 March 31, 1998 and 1997                                      2

              Consolidated Statement of Changes in Stockholders' Equity
                 for the three months ended March 31, 1998                    3

              Consolidated Statements of Cash Flows
                 for the three months ended March 31, 1998 and 1997           4

              Notes to Unaudited Consolidated Financial Statements            5

ITEM 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk      20


PART II - OTHER INFORMATION
---------------------------

ITEM 1.       Legal Proceedings                                              23

ITEM 2.       Changes in Securities                                          23

ITEM 3.       Defaults Upon Senior Securities                                23

ITEM 4.       Submission of Matters to a Vote of Security Holders            23

ITEM 5.       Other Information                                              23

ITEM 6.       Exhibits and Reports on Form 8-K                               24

              Signature Page                                                 26


         =======================================================================
         Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
         =======================================================================

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    MARCH 31, 1998        DECEMBER 31, 1997
                                                                                --------------------    ---------------------
                                    ASSETS
                                    ------
 Cash and cash equivalents:
   Cash and cash items                                                          $           2,338       $              2,516
   Due from banks                                                                          39,141                     19,850
   Money market investments                                                                11,200                          -
                                                                                --------------------    ---------------------
                                                                                           52,679                     22,366
 Debt and equity securities, net:
   Held-to-maturity (estimated fair value of $2,014 and $2,026, respectively)               1,930                      1,930
   Available-for-sale                                                                     546,045                    494,193
 Mortgage-backed and mortgage related securities, net:
   Held-to-maturity (estimated fair value of $168,164 and $200,445,
    respectively)                                                                         168,014                    200,193
   Available-for-sale                                                                   1,812,552                  1,856,633
                                                                                --------------------    ---------------------
                                                                                        2,528,541                  2,552,949

 Loans held-for-sale, net                                                                  15,914                     15,283

 Loans receivable held for investment, net:
   Real estate loans, net                                                               1,069,883                    973,634
   Consumer                                                                                 5,923                      4,686
                                                                                --------------------    ---------------------
                                                                                        1,075,806                    978,320
   Less allowance for possible loan losses                                                (24,329)                   (24,029)
                                                                                --------------------    ---------------------
                                                                                        1,051,477                    954,291
 Banking house and equipment, net                                                          17,683                     17,033
 Accrued interest receivable                                                               21,128                     21,237
 Mortgage servicing rights, net                                                             9,409                      9,155
 Excess of cost over fair value of net assets acquired                                      2,788                      2,906
 Real estate owned, net                                                                       133                        157
 Other assets                                                                               6,636                      5,702
                                                                                --------------------    ---------------------
      Total assets                                                              $       3,706,388       $          3,601,079
                                                                                ====================    =====================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
 Liabilities:
   Deposits:
      Savings accounts                                                          $         487,266       $            468,928
      Certificates of deposit                                                           1,342,100                  1,303,272
      Money market accounts                                                                46,952                     49,344
      Demand deposit accounts                                                             130,122                    120,701
                                                                                --------------------    ---------------------
        Total deposits                                                                  2,006,440                  1,942,245
                                                                                --------------------    ---------------------
   Official checks outstanding                                                              1,219                      1,199
   Borrowed funds:
      Reverse-repurchase agreements                                                       973,270                    965,119
      Other borrowings                                                                      1,822                      1,332
   Accrued dividends and interest on deposits                                               8,672                     10,375
   Mortgagors' escrow and security deposits                                                30,149                     20,222
   Accrued taxes payable                                                                   14,457                      9,478
   Deferred tax liability, net                                                                103                      1,742
   Accrued expenses and other liabilities                                                  48,986                     21,032
                                                                                --------------------    ---------------------
      Total liabilities                                                                 3,085,118                  2,972,744
                                                                                --------------------    ---------------------
 Stockholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                  -                          -
   Common stock, $0.01 par value, 100,000,000 shares authorized; 43,642,459
    shares issued; 42,822,459 and 43,642,459 shares outstanding, respectively                 436                        436
   Additional paid-in-capital                                                             423,598                    423,411
   Retained earnings - substantially restricted                                           271,188                    261,120
   Accumulated other comprehensive income:
      Net unrealized gain on securities available-for-sale, net of tax                     31,718                     32,891
   Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                  (51,563)                   (52,012)
   Unearned common stock held by Stock-Based Incentive Plan (SBIP)                        (35,802)                   (37,511)
   Treasury stock, at cost (820,000 shares at March 31, 1998)                             (18,305)                         -
                                                                                --------------------    ---------------------
      Total stockholders' equity                                                          621,270                    628,335
                                                                                --------------------    ---------------------
      Total liabilities and stockholders' equity                                $       3,706,388       $          3,601,079
                                                                                ====================    =====================

    See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    FOR THE
                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                 ----------------------------------------------
                                                                       1998                        1997
                                                                 ------------------          ------------------
Interest income:
   Federal funds sold and short-term deposits                     $            646           $          2,918
   Debt and equity securities                                                7,437                      8,264
   Mortgage-backed and mortgage related securities                          35,096                     27,127
   Real estate loans                                                        20,742                     11,668
   Consumer and student loans                                                  157                         73
                                                                 ------------------          ------------------
     Total interest income                                                  64,078                     50,050
                                                                 ------------------          ------------------
Interest expense:
   Deposits                                                                 23,790                     21,690
   Borrowed funds                                                           13,737                      3,725
                                                                 ------------------          ------------------
     Total interest expense                                                 37,527                     25,415
                                                                 ------------------          ------------------
Net interest income before provision for possible loan losses               26,551                     24,635
Provision for possible loan losses                                             300                        150
                                                                 ------------------          ------------------
Net interest income after provision for possible loan losses                26,251                     24,485
                                                                 ------------------          ------------------
Non-interest income:
   Loan servicing and fee income                                             2,223                      1,726
   Net gains on sales of loans                                                 146                        673
   Net gains on securities                                                   2,665                        349
   Real estate operations, net                                                 282                         56
   Other non-interest income                                                   248                         42
                                                                 ------------------          ------------------
     Total non-interest income                                               5,564                      2,846
                                                                 ------------------          ------------------
Non-interest expense:
   General and administrative expenses:
     Compensation and employee benefits                                      8,018                      6,809
     Occupancy and equipment                                                   995                        829
     Deposit insurance premiums                                                  7                        158
     Advertising and promotion                                                 720                        599
     Other non-interest expenses                                             1,902                      3,113
                                                                 ------------------          ------------------
       Total general and administrative expenses                            11,642                     11,508
   Amortization of excess of cost over fair value of net
     assets acquired                                                           117                        117
   Charitable contribution to The Roslyn Savings Foundation                      -                     12,711
                                                                 ------------------          ------------------
       Total non-interest expense                                           11,759                     24,336
                                                                 ------------------          ------------------
Income before income taxes                                                  20,056                      2,995
Provision for income taxes                                                   6,729                        531
                                                                 ------------------          ------------------
Net income                                                        $         13,327           $          2,464
                                                                 ==================          ==================
Basic and diluted earnings per share                              $           0.34           $           0.06
                                                                 ==================          ==================

    See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                              Retained           Accumulated
                                                            Additional        Earnings-             Other
                                             Common          Paid-in-       Substantially       Comprehensive
                                             Stock           Capital          Restricted           Income
                                           ----------     -------------     -------------     ----------------
BALANCE AT DECEMBER 31, 1997               $     436       $   423,411      $    261,120      $        32,891

Comprehensive income (1):
   Net income                                      -                 -            13,327                    -
   Other comprehensive income, net of tax          -                 -                 -                    -
   Net unrealized loss on certain
     securities, net of reclassification
     adjustment                                    -                 -                 -               (1,173)

Comprehensive income                               -                 -                 -                    -

Allocation from shares purchased with
   loan to ESOP                                    -               187                 -                    -
Amortization of SBIP stock awards                  -                 -               (78)                   -
Cash dividends declared on common stock            -                 -            (3,181)                   -
Common stock repurchased
    (820,000 shares)                               -                 -                 -                    -
                                          -----------     -------------    --------------    -----------------
BALANCE AT MARCH 31, 1998                  $     436       $   423,598      $    271,188      $        31,718
                                          ===========     =============    ==============    =================


                                            Unallocated       Unearned
                                              Common           Common
                                               Stock           Stock          Treasury
                                              Held by         Held by          Stock,
                                               ESOP             SBIP           at Cost           Total
                                           ------------     -----------     ------------     ------------
BALANCE AT DECEMBER 31, 1997               $   (52,012)     $   (37,511)    $        -       $   628,335

Comprehensive income (1):
   Net income                                        -                -              -            13,327
   Other comprehensive income, net of tax            -                -              -                 -
   Net unrealized loss on certain
     securities, net of reclassification
     adjustment                                      -                -              -            (1,173)
                                                                                             ------------
Comprehensive income                                 -                -              -            12,154
                                                                                             ------------
Allocation from shares purchased with
   loan to ESOP                                    449                -              -               636
Amortization of SBIP stock awards                    -            1,709              -             1,631
Cash dividends declared on common stock              -                -              -            (3,181)
Common stock repurchased
    (820,000 shares)                                 -                -        (18,305)          (18,305)
                                          -------------    -------------   -------------    -------------
BALANCE AT MARCH 31, 1998                  $   (51,563)     $   (35,802)    $  (18,305)      $   621,270
                                          =============    =============   =============    =============

(1) The following table shows the comprehensive income for the quarter ended March 31, 1997:
       Comprehensive income:
         Net income                                                       2,464
         Other comprehensive income, net of tax                               -
         Net unrealized loss on certain securities,
          net of reclassification adjustment                             (7,171)
                                                                         ------
         Comprehensive loss                                              (4,707)
                                                                         ======


    See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                    -------------------------------------------
                                                                                          1998                     1997
                                                                                    ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $       13,327           $        2,464
Adjustments to reconcile net income to net cash provided by operating activities:
     Charitable contribution of Roslyn Bancorp, Inc. common stock to The Roslyn
      Savings Foundation                                                                          -                   12,711
     Provision for possible loan losses                                                         300                      150
     Provision for possible losses on real estate owned                                        (150)                       -
     Originated mortgage servicing rights, net of amortization                                 (254)                    (101)
     Amortization of excess of cost over fair value of net assets acquired                      117                      117
     Depreciation and amortization                                                              405                      380
     Accretion of discounts, net of amortization of premiums                                 (4,356)                    (480)
     Amortization of premium on callable preferred stock                                        175                       83
     ESOP expense                                                                               573                      474
     SBIP expense                                                                             1,612                        -
     Proceeds from sales of loans held for sale, net of originations and purchases             (526)                   5,569
     Gains on sales of loans                                                                   (146)                    (673)
     Net gains on securities                                                                 (2,665)                    (349)
     Net gains on sales of real estate owned                                                   (186)                    (134)
     Increase in deferred income taxes                                                         (766)                    (621)
     Changes in assets and liabilities:
         Decrease (increase) in accrued interest receivable                                     109                   (1,045)
         (Increase) decrease in other assets                                                   (934)                   3,327
         Increase in official checks outstanding                                                 20                        -
         (Decrease) increase in accrued dividends and interest on deposits                   (1,703)                     121
         Increase (decrease) in accrued taxes payable                                         4,979                   (3,223)
         Increase in accrued expense and other liabilities                                   28,135                    9,075
         Net (decrease) increase in unearned income                                            (790)                   1,072
         Other, net                                                                              76                        -
                                                                                    ------------------       ------------------
              Net cash provided by operating activities                                      37,352                   28,917
                                                                                    ------------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of mortgage-backed and mortgage related securities
 held-to-maturity                                                                            32,266                   16,866
Proceeds from sales and repayments of debt, equity, mortgage-backed and mortgage
 related securities available-for-sale                                                      720,122                   90,695
Purchases of debt, equity, mortgage-backed and mortgage related securities
 available-for-sale                                                                        (723,181)                (281,094)
Loan originations and purchases, net of principal repayments                                (96,828)                (132,756)
Purchases of banking house and equipment, net                                                (1,055)                    (281)
Proceeds from sales of real estate owned                                                        360                      977
                                                                                    ------------------       ------------------
              Net cash used in investing activities                                         (68,316)                (305,593)
                                                                                    ------------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand deposit, money market, and savings accounts                    25,367                 (258,927)
Increase in certificates of deposit                                                          38,828                   27,184
Increase in borrowed funds                                                                    8,641                  443,310
Increase in mortgagors' escrow and security deposits                                          9,927                    5,521
Net proceeds of common stock issuance                                                             -                  410,650
Loan to ESOP for open market purchase of common stock                                             -                  (53,805)
Cash dividends paid on common stock                                                          (3,181)                       -
Costs to repurchase common stock                                                            (18,305)                       -
Decrease in non-depository stock subscriptions                                                    -               (1,356,911)
                                                                                    ------------------       ------------------
              Net cash provided (used) by financing activities                               61,277                 (782,978)
                                                                                    ------------------       ------------------
Net increase (decrease) in cash and cash equivalents                                         30,313               (1,059,654)
Cash and cash equivalents at beginning of period                                             22,366                1,126,310
                                                                                    ------------------       ------------------
Cash and cash equivalents at end of period                                           $       52,679           $       66,656
                                                                                    ==================       ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest on deposits and borrowed funds                                         $       39,230           $       25,294
                                                                                    ==================       ==================
     Income taxes                                                                    $        2,359           $        3,880
                                                                                    ==================       ==================
Non-cash investing activities:
     Additions to real estate owned, net                                             $            -           $           12
                                                                                    ==================       ==================

See accompanying notes to unaudited consolidated financial statements.

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (the "Company") and its direct wholly-owned subsidiary The Roslyn Savings Bank and subsidiaries (the "Bank").

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


2.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The statement simplifies the computations of EPS that were previously found in APB Opinion No. 15, "Earnings Per Share", and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement requires a reconciliation of the numerator and denominator of the two EPS calculations and the restatement of all prior period EPS data presented after adoption.

3.  CONVERSION TO STOCK FORM OF OWNERSHIP

On May 29, 1996, the then Board of Trustees of the Bank adopted a Plan of Conversion, which was subsequently amended on July 30, 1996 and September 30, 1996, to convert the Bank from a New York State chartered mutual savings bank to a New York State chartered capital stock savings bank with the concurrent formation of a holding company, Roslyn Bancorp, Inc. (the "Conversion").

On January 10, 1997, the Company issued 42,371,359 shares of its common stock, at a price of $10.00 per share, in an initial public offering. The Company received gross proceeds from the Conversion of $423.7 million, before the reduction from gross proceeds of $13.1 million for Conversion related expenses. On the date of the Conversion, $145.3 million of deposits and $278.4 million of non-depository stock subscriptions funds were transferred to stockholders' equity, and $1.08 billion of non-depository stock subscriptions funds were subsequently returned to subscribers.

Concurrent with the close of the stock offering, an additional 1,271,100 shares of authorized but unissued shares of the Company's common stock were contributed by the Company to The Roslyn Savings Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within the Bank's local community. The Company recognized a one-time charge of $12.7 million, the full amount of the contribution made to the Foundation, in the first quarter of 1997. The contribution to the Foundation will be fully tax deductible, subject to an annual limitation based upon the Company's annual taxable income.


4.  EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP"). The ESOP is a tax qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be able to participate in the ESOP. Subsequent to the Conversion, the ESOP purchased, through a $53.8 million loan from the Company and an initial $1.0 million contribution from the Bank, approximately 8% of the outstanding shares of the Company's common stock, or 3,491,397 shares, on the open market. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 30 years. The Company recognizes compensation expense attributable to its ESOP, other than the initial $1.0 million contribution which was charged to compensation expense in 1996, ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair market value of the underlying shares during the period. For the three months ended March 31, 1998 and 1997, compensation expense attributable to the ESOP was approximately $573,000 and $474,000, respectively.


5.  STOCK BASED INCENTIVE PLAN

The Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan ("Incentive Plan") authorizes the granting of options to purchase common stock, option-related awards and awards of common stock (collectively, "Awards"). Subject to certain adjustments to prevent dilution of Awards to participants, the maximum number of shares reserved for Awards denominated in the Company's common stock under the Incentive Plan is 6,108,444 shares. The maximum number of shares reserved for purchase pursuant to the exercise of options and option-related Awards which may be granted under the Incentive Plan is 4,364,246 shares, and will primarily vest over a five year period and which must be exercised no more than ten years from the date of grant. The maximum number of the shares reserved for the award of shares of common stock is 1,744,198 shares, and will primarily vest over a five year period. All officers, other employees and outside directors of the Company and its affiliates, including the Bank and its subsidiaries, are eligible to receive Awards under the Incentive Plan. The Incentive Plan will be administered by a committee of non-employee directors of the Company (the "Committee"). Authorized but unissued shares, or shares previously issued and reacquired by the Company, may be used to satisfy the Awards under the Incentive Plan. Each option and award may become 100% exercisable/granted upon the occurrence of a change in control of the Company, or upon death, disability or retirement of the optionee.

The Bank contributed $41.4 million, during the third quarter of 1997, to the Incentive Plan to enable the Incentive Plan to purchase the 1,744,198 shares of the Company's common stock to be awarded. This contribution represents deferred compensation which is initially recorded as a reduction to stockholders' equity and ratably charged to compensation expense over the vesting period of the awards. The Committee established September 2, 1997 as the Incentive Plan's effective grant date and 1,512,507 shares, reserved as noted above, were awarded to outside directors, officers and employees of the Bank. During the quarter ended March 31, 1998, the Company granted stock awards of 81,409 shares, with prices ranging from $21.69 to $22.00 per share, and 16,597 shares were forfeited. The total outstanding stock awards amounted to 1,577,319 shares at March 31, 1998. Upon the achievement of certain defined performance targets, 148,900 of the aforementioned shares will vest. For the three months ended March 31, 1998, compensation expense attributable to the Incentive Plan was approximately $1.6 million.

Options granted under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value on the date of grant. There was no compensation expense attributable to the options as the Company used the intrinsic value based method of accounting as the exercise price equaled the stock price at the grant date. During the quarter ended March 31, 1998, the Company granted stock options of 403,000 shares, with exercise prices ranging from $20.31 to $23.00 per share, and 108,555 options were forfeited. The total number of outstanding stock options were 4,173,951 at March 31, 1998.


6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income and its components in a full set of comparative general purpose financial statements. The Company adopted the provisions of SFAS No. 130 during the quarter ended March 31, 1998 to give effect to this pronouncement. Under existing accounting standards, other comprehensive income is separately classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on available-for-sale securities. Only the last of these items, however, is currently applicable to the Company. Comprehensive income is reported by the Company in the Consolidated Statements of Changes in Stockholders' Equity.

The FASB also issued in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public business enterprises, including the Company, are to report information about operating segments in annual reporting and selected information about operating segments in interim reporting. This statement also established standards for related disclosures about products, services, geographic areas and major customers. SFAS No. 131 is effective for annual reporting periods beginning after December 15, 1997 and requires interim periods to be presented in the second year of application. SFAS No. 131 is limited to additional disclosures and, accordingly, the adoption of this statement will not have an impact on the Company's financial condition or results of operations.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" an amendment of FASB Statements No. 87, 88, and 106. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employer's Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," were issued. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement also permits reduced disclosures for nonpublic entities.

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. SFAS No. 132 is limited to additional disclosures and, accordingly, the adoption of this statement will not have an impact on the Company's financial condition or results of operations.


7.  RECENT DEVELOPMENTS

On January 13, 1998, the Company announced that its Board of Directors approved the Company's initial stock repurchase plan. The plan authorizes the purchase of approximately 2.2 million shares, or 5% of the outstanding shares, over the next year. The repurchases will be made from time to time in open market or negotiated transactions, at the discretion of management.

Additionally, on April 28, 1998, the Company announced that the Superintendent of Banks of the State of New York granted the Company permission to purchase an additional approximate 2.2 million shares, or 5% of outstanding shares, over the same period. The Company, therefore, has the ability to repurchase up to 10% of outstanding as of January 13, 1998 for a period not to exceed one year from that date. As of March 31, 1998, the Company has repurchased 820,000 shares under the stock repurchase program.

On February 19, 1998, the Company announced that its Board of Directors declared a quarterly dividend of eight cents ($0.08) per common share. The dividend was paid on March 12, 1998 to shareholders of record as of March 2, 1998.

During April 1998, the Company announced the Roslyn Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan is administered by Registrar and Transfer Company (the "Plan Administrator"). The Plan provides stockholders that hold at least 25 shares in registered stock on the books of the Company with the ability to reinvest cash dividends paid on shares of common stock of the Company in additional shares.

The Company will pay all brokerage commissions relating to the reinvestment of dividends and the purchase of shares with additional cash contributions. Administrative costs of the Plan relating to the investment of dividends will also be paid by the Company. A $2.50 transaction fee will be deducted by the Plan Administrator for each cash purchase. A $5.00 transaction fee is charged for the deposit of certificates and a $10.00 fee is charged for the sale of shares. Brokerage commissions for the sale of shares are paid by participants.

     8.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED
          SECURITIES

     The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at March 31, 1998 and December 31, 1997, respectively.

                                                         MARCH 31, 1998                DECEMBER 31, 1997
                                                -------------------------------  ------------------------------
                                                                   ESTIMATED                       ESTIMATED
                                                   AMORTIZED          FAIR         AMORTIZED          FAIR
                                                      COST           VALUE            COST           VALUE
                                                ---------------  --------------  --------------  --------------
                                                                         (IN THOUSANDS)
Available-for-sale:
 Debt securities:
  United States Government - direct and
   guaranteed                                      $    50,432     $    52,536     $    75,499     $    77,975
  United States Government agencies                    127,739         127,830         125,097         125,481
  Other                                                  5,355           5,364           5,365           5,385
                                                ---------------  --------------  --------------  --------------
   Total debt securities                               183,526         185,730         205,961         208,841
                                                ---------------  --------------  --------------  --------------
 Equity securities:
  Preferred and common stock                           261,489         297,630         243,864         274,253
  Other                                                 60,101          62,685           9,720          11,099
                                                ---------------  --------------  --------------  --------------
   Total equity securities                             321,590         360,315         253,584         285,352
                                                ---------------  --------------  --------------  --------------
 Mortgage-backed and mortgage
  related securities, net:
   GNMA pass-through securities                         12,504          13,794          14,291          15,711
   FHLMC pass-through securities                        89,170          90,200         250,206         253,153
   GNMA adjustable rate mortgage
    pass-through securities                            436,896         445,216         442,037         449,260
  Whole loan private collateralized
   mortgage obligations                                839,941         842,621         640,467         645,316
  Agency collateralized mortgage
   obligations                                         419,595         420,721         486,860         493,193
                                                ---------------  --------------  --------------  --------------
   Total mortgage-backed and mortgage
    related securities, net                          1,798,106       1,812,552       1,833,861       1,856,633
                                                ---------------  --------------  --------------  --------------
   Total securities available-for-sale             $ 2,303,222     $ 2,358,597     $ 2,293,406     $ 2,350,826
                                                ===============  ==============  ==============  ==============
Held-to-maturity, net:
 Debt securities:
  State, county and municipal                      $     1,930     $     2,014     $     1,930     $     2,026
 Mortgaged-backed and mortgage related
  securities:
   Whole loan private collateralized mortgage
    obligations                                        168,014         168,164         200,193         200,445
                                                ---------------  --------------  --------------  --------------
     Total securities held-to-maturity, net        $   169,944     $   170,178     $   202,123     $   202,471
                                                ===============  ==============  ==============  ==============

     9.    LOANS RECEIVABLE, NET

     Loans receivable, net at March 31, 1998 and December 31, 1997 consist of the following:

                                                                      MARCH 31,          DECEMBER 31,
                                                                        1998                1997
                                                                  ---------------      --------------
                                                                             (IN THOUSANDS)
Real estate loans:
  One- to four-family                                                $   697,458       $     633,957
  Multi-family                                                            42,629              44,006
  Commercial real estate                                                 271,639             248,607
  Construction and development                                            60,844              52,269
  Home equity and second mortgage                                         20,309              16,974
Consumer                                                                   5,923               4,686
Student                                                                      560               1,296
                                                                  ---------------      --------------
       Gross loans                                                     1,099,362           1,001,795
Less:
  Unamortized discounts, net                                               5,714               5,974
  Deferred loan fees                                                       1,177               1,522
  Deferred mortgage interest                                                 751                 696
  Allowance for possible loan losses                                      24,329              24,029
                                                                  ---------------      --------------
       Total loans, net                                                1,067,391             969,574
Less:
  Loans held-for-sale, net
     One- to four-family, net                                             15,354              13,987
     Student                                                                 560               1,296
                                                                  ---------------      --------------
       Loans receivable held for
         investment, net                                             $ 1,051,477       $     954,291
                                                                  ===============      ==============

10.  ASSET QUALITY

The following table sets forth information regarding non-accrual loans, at the dates indicated and real estate owned. It is the Bank's general policy to discontinue accruing interest on all loans which are 90 days or more past due, or when in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.

                                                                          AT MARCH 31,       AT DECEMBER 31,
                                                                              1998                 1997
                                                                        ----------------    -----------------
                                                                                   (IN THOUSANDS)
Non-performing loans:
  One- to four-family                                                   $         3,704     $          3,676
  Commercial real estate                                                          5,274                2,723
  Home equity                                                                        62                   62
  Consumer loans                                                                     22                   19
                                                                        ----------------    -----------------
     Total non-performing loans                                                   9,062                6,480
Real estate owned, net (1)                                                          133                  157
                                                                        ----------------    -----------------
     Total non-performing assets                                        $         9,195     $          6,637
                                                                        ================    =================

Allowance for possible loan losses as a percent of loans (2)                       2.26%                2.46%

Allowance for possible loan losses as a percent of total
  non-performing loans                                                           268.47%              370.82%

Non-performing loans as a percent of loans (2)                                     0.84%                0.66%

Non-performing assets as a percent of total assets                                 0.25%                0.18%

(1)  Real estate owned balances are shown net of related loss allowances.
(2) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank and its subsidiaries (the "Bank"), a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual to stock conversion which occurred on January 10, 1997.

Financial Condition

Total assets at March 31, 1998 were $3.71 billion, an increase of $105.3 million, or 2.9%, from $3.60 billion at December 31, 1997, primarily due to increases in both the mortgage loan and debt and equity securities available-for-sale portfolios. Loans, net of unearned income, increased $98.1 million, or 9.9%, to $1.09 billion at March 31, 1998 compared to $993.6 million at December 31, 1997. The increase in loans, net of unearned income, is primarily due to a substantial increase in loan originations during the first quarter of 1998. Loan originations increased 83.4% to $209.1 million for the first quarter in 1998, as compared to $114.0 million during the first quarter of 1997. Debt and equity securities available-for-sale increased $51.9 million, or 10.5%, from $494.2 million at December 31, 1997, to $546.0 million at March 31, 1998. These increases were partially offset by a $76.3 million decrease in mortgage-backed and mortgage related securities from $2.06 billion at December 31, 1997 to $1.98 billion at March 31, 1998. These overall increases were primarily funded through deposit growth, cash flows and the Company's leveraging strategy.

Total liabilities at March 31, 1998 were $3.09 billion, an increase of $112.4 million, or 3.8%, from $2.97 billion at December 31, 1997. The overall increase in total liabilities is principally due to a $64.2 million increase in total deposits from $1.94 billion at December 31, 1997 to $2.01 billion at March 31, 1998. The increase in total deposits is primarily the result of the continued growth in certificates of deposits and savings accounts. Borrowing remained relatively consistent at $975.1 million at March 31, 1998 as compared to $966.5 million for the prior year-end.

Total stockholders' equity decreased $7.0 million to $621.3 million at March 31, 1998 from $628.3 million at December 31, 1997. The decrease is primarily due to the repurchase of 820,000 shares of the Company's common stock at an average per share price of $22.32. Also contributing to the decrease was a $1.2 million decrease in net unrealized gain on securities available-for-sale, net of tax, and dividends paid of $3.2 million. These decreases were partially offset by quarterly earnings of $13.3 million and the amortization of unallocated and unearned shares of common stock held by the Company's stock related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 1998 and 1997, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.


                                                                          Three Months Ended March 31,
                                                 ---------------------------------------------------------------------------
                                                                   1998                                    1997
                                                 -------------------------------------   -----------------------------------
                                                                              Average                                Average
                                                    Average                   Yield/        Average                   Yield/
                                                    Balance      Interest      Cost         Balance      Interest      Cost
                                                  ----------    ----------  ----------     ---------    ----------  --------
                                                                           (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits.  $     47,911   $      646      5.39 %    $   215,979   $    2,918       5.40 %
   Debt and equity securities.................       523,897        7,437      5.68          489,774        8,264       6.75
   Mortgage-backed and mortgage
     related securities.......................     1,954,242       35,096      7.18        1,527,810       27,127       7.10
   Real estate loans, net.....................       990,046       20,742      8.38          530,579       11,668       8.80
   Consumer and student loans.................         7,058          157      8.90            3,544           73       8.24
                                                  -----------   ----------                 ----------   ----------
          Total interest-earning assets.......     3,523,154       64,078      7.28        2,767,686       50,050       7.23
                                                                ----------                              ----------
Non-interest-earning assets...................        70,448                                 119,468
                                                  -----------                              ----------

Total assets..................................  $  3,593,602                            $  2,887,154
                                                  ===========                              ==========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts......................  $     48,194          288      2.39     $     59,606          408       2.74
   Savings accounts...........................       496,800        3,834      3.09          466,373        3,544       3.04
   NOW and Super NOW accounts.................        86,804          761      3.51           71,048          588       3.31
   Certificates of deposit....................     1,325,214       18,907      5.71        1,128,507       15,809       5.60
                                                  -----------   ----------                 ----------   ----------
          Total deposits......................     1,957,012       23,790      4.86        1,725,534       20,349       4.72
   Borrowed funds.............................       927,174       13,737      5.93          269,207        3,725       5.53
   Non-depository stock subscriptions.........             -            -         -          211,612        1,341       2.53
                                                  -----------   ----------                 ----------   ----------
          Total interest-bearing liabilities..     2,884,186       37,527      5.20        2,206,353       25,415       4.61
                                                                ----------                              ----------
Non-interest-bearing liabilities..............        87,750                                 107,931
                                                  -----------                              ----------
Total liabilities.............................     2,971,936                               2,314,284
Stockholders' equity..........................       621,666                                 572,870
                                                  -----------                              ----------

Total liabilities and stockholders' equity....  $  3,593,602                             $ 2,887,154
                                                  ===========                              ==========

Net interest income/net interest rate spread..                 $   26,551      2.08 %                  $   24,635       2.62 %
                                                                ==========  ========                    ==========   ========


Net interest margin...........................                                 3.01 %                                   3.56 %
                                                                            ========                                 ========

Ratio of interest-earning assets to
  interest-bearing liabilities................                               122.15 %                                 125.44 %
                                                                            ========                                 ========

Comparison of Operating Results for the Three Months Ended March 31, 1998
and 1997

General

The Company reported net income of $13.3 million, or $0.34 per share, for the quarter ended March 31, 1998, as compared to net income of $2.5 million, or $0.06 per share, for the comparable prior year period. Net income for the quarter ended March 31, 1997 included a non-recurring after-tax charge of $7.4 million relating to the funding of the Foundation.

Interest Income

Interest income for the quarter ended March 31, 1998 increased $14.0 million, or 28.0%, to $64.1 million over the prior year quarter. The increase was primarily the result of a $755.5 million, or 27.3%, increase in average interest-earning assets to $3.52 billion for the quarter ended March 31, 1998, as compared to the first quarter of 1997, supported with a corresponding increase in the average yield to 7.28% from 7.23%. The increase in average interest-earning assets was principally attributable to growth of $426.4 million in average mortgage-backed and mortgage related securities and $459.5 million in average real estate loans, net. This growth was primarily funded by increased deposits, borrowings and cash flows. The increase in interest income was partially offset by a $2.3 million decrease in interest income on federal funds sold and short term deposits from $2.9 million for the quarter ended March 31, 1997 to $646,000 for the quarter ended March 31, 1998. The decrease was primarily the result of a $168.1 million, or 77.8%, decrease in average federal funds sold and short-term deposits to $47.9 million for the quarter ended March 31, 1998, as compared to $216.0 million for the first quarter of 1997, due to the Company's short term liquidity position maintained prior to the Conversion on January 10, 1997.

Interest income on real estate loans increased $9.1 million, or 77.8%, to $20.7 million for the three months ended March 31, 1998, from $11.7 million for the same period in 1997. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one-to four-family, commercial real estate and construction and development loans. The increase was partially offset by a 42 basis point decrease in the average yield on real estate loans from 8.80% for the three months ended March 31, 1997 to 8.38% for the same period in 1998, principally due to an increased concentration of lower yielding one- to four-family real estate loans within the loan portfolio mix.

Interest Expense

Interest expense for the three months ended March 31, 1998, was $37.5 million, compared to $25.4 million for the three months ended March 31, 1997, an increase of $12.1 million, or 47.7%. The increase in interest expense is related to a $677.8 million, or 30.7%, increase in the average balance of interest-bearing liabilities from $2.21 billion for the quarter ended March 31, 1997 to $2.88 billion for the quarter ended March 31, 1998. This increase reflects a $231.5 million increase in the average balance of interest-bearing deposits and a $658.0 million increase in the average balance of borrowed funds for the quarter ended March 31, 1998, as compared to the prior year quarter. The increase in total deposits is primarily due to an increase in the average balance of certificates of deposit due to management's strategy of funding asset growth by offering competitive rates, and through the acquisition of $150.0 million of brokered deposits of which $50.0 million were acquired during the quarter ended September 30, 1997 and $100.0 million during the third and fourth quarters of 1996. As of March 31, 1998, $149.7 million of brokered deposits remained outstanding. The effect of the higher certificates of deposit average balance in addition to a 11 basis point increase in the average cost resulted in an increase of $3.1 million in interest expense on certificates of deposit for the quarter ended March 31, 1998 as compared to the same quarter in 1997.

The average balance of borrowed funds increased $658.0 million from $269.2 million for the three months ended March 31, 1997 to $927.2 million for the three months ended March 31, 1998. This increase, in addition to a 40 basis point increase in the average cost, resulted in a $10.0 million increase in interest expense on borrowed funds, from

$3.7 million for the quarter ended March 31, 1997 to $13.7 million for the quarter ended March 31, 1998. The increase in borrowings, principally reverse repurchase agreements, are part of the Company's wholesale leverage strategy to improve its return on invested capital subsequent to the Conversion.

The proceeds from the increase in certificates of deposit and borrowings were reinvested in real estate loans, and investment securities, and, to a lesser extent, fund the treasury stock repurchase program.

Net Interest Income

Net interest income before provision for possible loan losses was $26.6 million for the three months ended March 31, 1998 as compared to $24.6 million for the three months ended March 31, 1997, an increase of $2.0 million, or 7.8%. The increase in net interest income before provision for possible loan losses was attributable to a $755.5 million, or 27.3%, increase in average interest-earning assets to $3.52 billion for the quarter ended March 31, 1998 from $2.77 billion for the quarter ended March 31, 1997. The growth in average interest-earning assets is primarily attributable to increases of $426.4 million and $459.5 million, respectively, in the average balance of mortgage-backed and mortgage related securities and the real estate loan portfolios, partially offset by a decrease of $168.1 million in average federal funds sold and short-term deposits. This growth was primarily funded by increased deposits, borrowings and cash flows. Interest-bearing liabilities increased $677.8 million, or 30.7%, to $2.88 billion for the 1998 period from $2.21 billion for the 1997 period. The net interest margin and spread for the quarter ended March 31, 1998, decreased to 3.01% and 2.08%, respectively, from 3.56% and 2.62%, respectively, for the prior year quarter due to the increase in both the average balances and rates paid on borrowed funds and certificates of deposit, the proceeds of which were used to fund loan originations, invest in mortgage-backed and mortgage related securities, and, to a lesser extent, fund share purchases for the treasury stock repurchase program.

Provision for Possible Loan Losses

The provision for possible loan losses totaled $300,000 for the three months ended March 31, 1998 as compared to $150,000 for the three months ended March 31, 1997. The provision for possible loan losses for the three months ended March 31, 1998 reflects management's qualitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The increase resulted from management's assessment of the loan portfolio, the level of the Company's allowance for possible loan losses and its assessment of the local economy and market conditions. At March 31, 1998 and December 31, 1997, the allowance for possible loan losses amounted to $24.3 million and $24.0 million, respectively, and the ratio of such allowance to non-performing loans was 268.47% at March 31, 1998 as compared to 370.82% at December 31, 1997. Management assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

Non-Interest Income

Non-interest income increased $2.8 million, or 95.5%, to $5.6 million for the quarter ended March 31, 1998 as compared to $2.8 million for the same period in the prior year. The increase was a result of a $2.3 million increase in net gains on sales of securities and a $497,000 increase in loan servicing and fee income, which was partially offset by a $527,000 decrease in net gains on the sales of loans. The increase in net gains on securities is due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. The increase in loan servicing and fee income is primarily due to an increased level of loan production resulting in increased loan sales and servicing fee income. These increases were partially offset by the decrease in net gains on sales of loans which were primarily attributable to unfavorable market conditions in the secondary market.

Non-Interest Expense

Non-interest expense totaled $11.8 million for the quarter ended March 31, 1998 as compared to $24.3 million for the quarter ended March 31, 1997, a decrease of $12.5 million, or 51.7%. The decrease is primarily the result of the one-time $12.7 million charge associated with funding the Foundation in the 1997 period. Excluding the effect of funding the Foundation, non-interest expense increased $134,000, or 1.2%, to $11.8 million for the three months ended March 31, 1998 as compared to $11.6 million for the same period in 1997. Excluding the effect of funding the Foundation, the increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits of $1.2 million, including the Company's ESOP and Stock-Based Incentive Plan ("SBIP"), offset by a decrease of $1.2 million in other non-interest expenses principally relating to a reduction in professional fees.

Income Taxes

Total income tax expense increased $6.2 million, from $531,000 recorded during the quarter ended March 31, 1997 to $6.7 million during the quarter ended March 31, 1998. The increase is primarily attributable to the increase in income before income taxes, due in part to the one-time charitable donation made by the Company to the Foundation in the first quarter of 1997. The Company's contribution of common stock to the Foundation is tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the year in which the contribution was made. Based on the Company's estimate of annual taxable income during the carry forward period (the five years following the time of contribution), the Company recognized a tax benefit of $5.3 million on the $12.7 million charitable donation during the first quarter of 1997.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and mortgage related and debt securities, dividends received on equity securities, and to a lesser extent, proceeds from the sale of residential mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of both one- to four-family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. During the quarters ended March 31, 1998 and 1997, the Bank originated loans in the amount of $209.1 million and $114.0 million, respectively. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $723.2 million and $281.1 million during the quarters ended March 31, 1998 and 1997, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities, deposit growth and by the Company's increased borrowed funds position during the quarter ended March 31, 1998. Loan sales provided additional liquidity to the Company, totaling $57.7 million and $49.3 million for the quarters ended March 31, 1998 and 1997, respectively.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements. At March 31, 1998, the Company had $973.3 million in reverse-repurchase agreements outstanding, and at December 31, 1997 there were $965.1 million in reverse-repurchase agreements outstanding. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse-repurchase agreements, to fund a significant portion of its asset growth.

At March 31, 1998 the Company had outstanding loan commitments to advance approximately $255.2 million for mortgage loans, primarily all of which were fixed-rate commercial and residential real estate loans. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 1998 totaled $1.01 billion. Based upon prior experience, and the Company's current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company's most liquid assets are cash and cash equivalents, short-term securities, securities available-for-sale and securities held-to-maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending, and investment activities during any given period.

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

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 1998 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-1 risk-based capital ratio and total-risk based capital ratio were 11.48%, 25.19% and 26.44%, respectively.

Computer Issues for the Year 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processing vendor is modifying, upgrading or replacing its computer software applications and systems as necessary to permit correct recording of year dates for 2000 and later years. The vendor has engaged a consultant to review its year 2000 issues and has implemented a year 2000 compliance program. It has also initiated a compliance testing program to ensure that all changes are adequately tested.

Roslyn National Mortgage Corp. ("RNMC"), the Bank's mortgage banking subsidiary (formerly Residential First, Inc.), utilizes a combination of purchased and contract based software, as well as the services of a third party vendor.

RNMC is also in the process of assessing the impact of these products and services on its internal processes, and has identified compliant alternatives where necessary.

The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of 1998 without any material disruption in its operations. Although the Company has requested status information from its major suppliers and software vendors, in the event that any significant vendor does not timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk is presented at December 31, 1997 in Exhibit 13.0 to the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998. There have been no material changes in the Company's market risk at March 31, 1998 compared to December 31, 1997. The following is an update of the discussion provided therein:

General: The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds: There has been no material change in the composition of assets, deposit liabilities and wholesale funds from December 31, 1997 to March 31, 1998.

Gap Analysis:   The matching of assets and liabilities may be analyzed by
examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 1998, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 6.57%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position. If interest rates decrease, there will be a corresponding effect on the Company's interest rate margin and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 7.68% to 35.34% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 9.24% and 37.62% annually. Savings accounts were assumed to decay at 21.19%, 4.99%, 4.99%, 4.99%, 4.99% and 58.86%, Super NOW and NOW
accounts and money market accounts were assumed to decay at 20.0%, 5.0%, 5.0%, 5.0%, 5.0% and 60.0%, for the periods of up to one year, one to two years, two to three years, three to four years, four to five years, and over five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                       At March 31, 1998
                                                  -----------------------------------------------------------
                                                                     One             Two            Three
                                                     Up to          to Two         to Three        to Four
                                                   One Year         Years           Years           Years
                                                  ------------   ------------    ------------    ------------
                                                                     (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold                               $    11,200      $        -     $        -    $         -
  Debt and equity securities (2)                        70,753          35,698         16,639         27,366
  Mortgage-backed and
    mortgage related securities (2)                  1,035,418         385,388        194,442        111,343
  Real estate loans, net (3) (4)                       267,702          84,276         83,799        226,052
  Consumer and student loans (4)                         4,643             379            350            313
                                                  -------------    ------------   ------------   ------------
     Total interest-earning assets                   1,389,716         505,741        295,230        365,074

Interest-bearing liabilities:
  Money market savings
    accounts                                             9,390           2,348          2,348          2,348
  Savings accounts                                     103,266          24,304         24,304         24,304
  Super NOW and NOW accounts                            17,621           4,405          4,405          4,405
  Certificates of deposit                            1,011,117         140,217         63,973         62,389
  Borrowed funds                                       491,653         348,439        105,000         30,000
                                                  -------------    ------------   ------------   ------------
     Total interest-bearing
        liabilities                                  1,633,047         519,713        200,030        123,446
                                                  -------------    ------------   ------------   ------------
Interest sensitivity gap (5)                      $   (243,331)    $   (13,972)   $    95,200    $   241,628
                                                  =============    ============   ============   ============

Cumulative interest sensitivity gap               $   (243,331)    $  (257,303)   $  (162,103)   $    79,525
                                                  =============    ============   ============   ============
Cumulative interest sensitivity gap
   as a percentage of total assets                       (6.57)%         (6.94)%        (4.37)%         2.15%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities                                           85.10%          88.05%         93.11%        103.21%


                                                                            At March 31, 1998
                                                        --------------------------------------------------------
                                                           Four                    Over
                                                          to Five                  Five
                                                           Years                   Years                Total
                                                        -----------            -------------         -----------
                                                                         (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold                                    $         -             $        -           $    11,200
  Debt and equity securities (2)                              8,466                389,053               547,975
  Mortgage-backed and
    mortgage related securities (2)                          70,827                183,148             1,980,566
  Real estate loans, net (3) (4)                             74,870                339,499             1,076,198
  Consumer and student loans (4)                                 74                    701                 6,460
                                                        -----------             ----------           -----------
     Total interest-earning assets                          154,237                912,401             3,622,399

Interest-bearing liabilities:
  Money market savings
    accounts                                                  2,348                 28,170                46,952
  Savings accounts                                           24,304                286,784               487,266
  Super NOW and NOW accounts                                  4,405                 52,863                88,104
  Certificates of deposit                                    41,412                 22,992             1,342,100
  Borrowed funds                                                  -                      -               975,092
                                                        -----------             ----------           -----------
     Total interest-bearing
        liabilities                                          72,469                390,809             2,939,514
                                                        -----------             ----------           -----------
Interest sensitivity gap (5)                            $    81,768             $  521,592           $   682,885
                                                        ===========             ==========           ===========

Cumulative interest sensitivity gap                     $   161,293             $  682,885
                                                        ===========             ==========

Cumulative interest sensitivity gap                            4.35%                 18.42%
   as a percentage of total assets
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities                                               106.33%                123.23%

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Debt and equity and mortgage-backed and mortgage related securities are shown at their respective carrying values. Equity securities includes callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable.
(3) For the purposes of the gap analysis, the allowance for possible loan losses and non-performing loans have been excluded.
(4)  Loans held-for-sale are included in the "Up to One Year" category.
(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects the estimates of management as to periods to repricing at particular points in time. Among the factors considered, management monitors both current trends and its historical repricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

Interest Rate Risk Compliance: The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1998 compared to December 31, 1997 and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

PART II - OTHER INFORMATION
---------------------------


Item 1.     Legal Proceedings

             Not applicable

Item 2.     Changes in Securities

             Not applicable

Item 3.     Defaults Upon Senior Securities

             Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

             On April 28, 1998, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms and the ratification of KPMG Peat Marwick LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                               No. of Votes For          No. of Votes Withheld
                                                             --------------------     --------------------------


1.  Election of Directors
            Joseph L. Mancino...........................            32,494,165                  306,210
            James E. Swiggett...........................            32,492,249                  308,126
            Robert G. Freese............................            32,484,494                  315,881


The Directors whose terms continued and the years their terms expire are as follows:

Thomas J. Calabrese, Jr. (2000); Dr. Edwin W. Martin, Jr. (2000); Richard C. Webel (2000); Floyd N. York (1999); Victor C. McCuaig (1999); and John P. Nicholson (1999).

                                                                              No. of           No. of
                                                              No. of          Votes             Votes
                                                             Votes For        Withheld         Abstaining
                                                           -------------    ------------     -------------

2.   Ratification of KPMG Peat Marwick LLP as the
     Company's independent auditors.....................     32,486,610        147,690         166,075


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits
                  --------
          3.1     Certificate of Incorporation of Roslyn Bancorp, Inc.*
          3.2     Bylaws of Roslyn Bancorp, Inc.*
          11.0    Statement re:  Computation of Per Share Earnings
          27.0    Financial Data Schedule**

          (b)     Reports on Form 8-K
                  -------------------
                  Not applicable

* Incorporated by reference from the Form S-1 (Registration No. 333-10471), as amended, filed on August 20, 1996.
**Submitted only with filing in electronic format.

                                 Exhibit Index
                                 -------------

                                                                                                         Page
                                                                                                         ----
11.0     Statement re:  Computation of Per Share Earnings                                                 27
27.0     Financial Data Schedule (submitted only with filing in electronic filing)                        -


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROSLYN BANCORP, INC.
                                        (Registrant)



Date:       May 14, 1998         By:  /s/  Joseph L. Mancino
       -----------------              ------------------------------------------
                                           Joseph L. Mancino
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:       May 14, 1998         By:  /s/  Michael P. Puorro
       -----------------              ------------------------------------------
                                           Michael P. Puorro
                                           Treasurer and Chief Financial Officer