Form 10-Q
period 1998-06-30
ROSLYN BANCORP INC
filed 1998-08-13
CIK 1020828

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
     Commission file number 0-28886

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

The Registrant had 41,399,959 shares of Common Stock outstanding as of August 7, 1998.

                                   FORM 10-Q
                      ROSLYN BANCORP, INC. AND SUBSIDIARY
                                     INDEX

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  Financial Statements - Unaudited:

         Consolidated Statements of Financial Condition at
           June 30, 1998 and December 31, 1997                                                               1

         Consolidated Statements of Income for the three and six months ended
           June 30, 1998 and 1997                                                                            2

         Consolidated Statement of Changes in Stockholders' Equity
           for the six months ended June 30, 1998                                                            3

         Consolidated Statements of Cash Flows
           for the six months ended June 30, 1998 and 1997                                                   4

         Notes to Unaudited Consolidated Financial Statements                                                5

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                              13

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                          23


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                                                  26

ITEM 2.  Changes in Securities and Use of Proceeds                                                          26

ITEM 3.  Defaults Upon Senior Securities                                                                    26

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                26

ITEM 5.  Other Information                                                                                  26

ITEM 6.  Exhibits and Reports on Form 8-K                                                                   27

         Signature Page                                                                                     29

     =========================================================================
     Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
     ===========================================================================

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                  June 30, 1998         December 31, 1997
                                                                               --------------------   ---------------------
                                   ASSETS
                                   ------
Cash and cash equivalents:
  Cash and cash items                                                          $          2,331       $             2,516
  Due from banks                                                                         26,393                    19,850
  Money market investments                                                               58,500                         -
                                                                               ------------------     --------------------
                                                                                         87,224                    22,366
Debt and equity securities, net:
  Held-to-maturity (estimated fair value of $1,735 and $2,026,
  respectively)                                                                           1,735                     1,930
  Available-for-sale                                                                    630,981                   494,193
Mortgage-backed and mortgage related securities, net:
  Held-to-maturity (estimated fair value of $116,347 and $200,445,
  respectively)                                                                         116,857                   200,193
  Available-for-sale                                                                  1,751,280                 1,856,633
                                                                               ------------------     --------------------
                                                                                      2,500,853                 2,552,949
Loans held-for-sale, net                                                                 41,551                    15,283
Loans receivable held for investment, net:
  Real estate loans, net                                                              1,179,937                   973,634
  Consumer                                                                                6,371                     4,686
                                                                               ------------------     --------------------
                                                                                      1,186,308                   978,320
  Less allowance for possible loan losses                                               (24,629)                  (24,029)
                                                                               ------------------     --------------------
                                                                                      1,161,679                   954,291
Banking house and equipment, net                                                         17,825                    17,033
Accrued interest receivable                                                              21,582                    21,237
Mortgage servicing rights, net                                                           10,291                     9,155
Excess of cost over fair value of net assets acquired                                     2,685                     2,906
Real estate owned, net                                                                      277                       157
Other assets                                                                              9,315                     5,702
                                                                               ------------------     --------------------
     Total assets                                                              $      3,853,282       $         3,601,079
                                                                               ==================     ====================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
  Deposits:
     Savings accounts                                                          $        479,869       $           468,928
     Certificates of deposit                                                          1,360,855                 1,303,272
     Money market accounts                                                               64,486                    49,344
     Demand deposit accounts                                                            129,160                   120,701
                                                                               ------------------     -------------------
       Total deposits                                                                 2,034,370                 1,942,245
                                                                               ------------------     --------------------
  Official checks outstanding                                                             7,720                     1,199
  Borrowed funds:
     Reverse-repurchase agreements                                                    1,132,097                   965,119
     Other borrowings                                                                        77                     1,332
  Accrued dividends and interest on deposits                                             11,198                    10,375
  Mortgagors' escrow and security deposits                                               25,886                    20,222
  Accrued taxes payable                                                                  11,380                     9,478
  Deferred tax liability, net                                                             1,760                     1,742
  Accrued expenses and other liabilities                                                 34,396                    21,032
                                                                               ------------------     --------------------
     Total liabilities                                                                3,258,884                 2,972,744
                                                                               ------------------     --------------------
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                 -                         -
  Common stock, $0.01 par value, 100,000,000 shares authorized; 43,642,459
    shares issued; 41,399,959 and 43,642,459 shares outstanding, respectively               436                       436
  Additional paid-in-capital                                                            424,237                   423,411
  Retained earnings - substantially restricted                                          280,228                   261,120
  Accumulated other comprehensive income:
     Net unrealized gain on securities available-for-sale, net of tax                    33,227                    32,891
  Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")               (51,115)                  (52,012)
  Unearned common stock held by Stock-Based Incentive Plan ("SBIP")                     (34,444)                  (37,511)
  Treasury stock, at cost (2,242,500 shares at June 30, 1998)                           (58,171)                        -
                                                                               ------------------     --------------------
     Total stockholders' equity                                                         594,398                   628,335
                                                                               ------------------     --------------------
     Total liabilities and stockholders' equity                                $      3,853,282       $         3,601,079
                                                                               ==================     ====================

     See accompanying notes to unaudited consolidated financial statements.

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             For the Three Months Ended             For the Six Months Ended
                                                                      June 30,                               June 30,
                                                        -----------------------------------    -----------------------------------
                                                            1998                1997               1998                1997
                                                        ---------------    ----------------    ---------------    ----------------
Interest income:
    Federal funds sold and repurchase agreements        $        277       $         390       $        923       $       3,308
    Debt and equity securities                                 8,742               8,149             16,179              16,412
    Mortgage-backed and mortgage related securities           31,915              30,620             67,011              57,747
    Real estate loans                                         23,724              13,975             44,466              25,643
    Consumer and student loans                                   158                  69                315                 142
                                                        ---------------    ----------------    ---------------    ----------------
       Total interest income                                  64,816              53,203            128,894             103,252
                                                        ---------------    ----------------    ---------------    ----------------
Interest expense:
    Deposits                                                  24,513              21,065             48,303              42,755
    Borrowed funds                                            15,730               7,803             29,467              11,528
                                                        ---------------    ----------------    ---------------    ----------------
       Total interest expense                                 40,243              28,868             77,770              54,283
                                                        ---------------    ----------------    ---------------    ----------------
Net interest income before provision for possible
  loan losses                                                 24,573              24,335             51,124              48,969
Provision for possible loan losses                               300                 150                600                 300
                                                        ---------------    ----------------    ---------------    ----------------
Net interest income after provision for possible
  loan losses                                                 24,273              24,185             50,524              48,669
                                                        ---------------    ----------------    ---------------    ----------------
Non-interest income:
    Loan servicing and fee income                              3,124               1,532              5,347               3,259
    Net (losses) gains on sales of loans                         (59)                524                 87               1,196
    Net gains (losses) on securities                           1,087                  (6)             3,752                 343
    Real estate operations, net                                  269                 (93)               551                 (37)
    Other non-interest income                                    260                  89                508                 131
                                                        ---------------    ----------------    ---------------    ----------------
       Total non-interest income                               4,681               2,046             10,245               4,892
                                                        ---------------    ----------------    ---------------    ----------------
Non-interest expense:
    General and administrative expenses:
       Compensation and employee benefits                      7,079               6,100             15,097              12,910
       Occupancy and equipment                                 1,104                 996              2,099               1,824
       Deposit insurance premiums                                 10                  55                 17                 213
       Advertising and promotion                                 737                 600              1,457               1,198
       Other non-interest expenses                             2,232               2,556              4,134               5,668
                                                        ---------------    ----------------    ---------------    ----------------
          Total general and administrative expenses           11,162              10,307             22,804              21,813
    Amortization of excess of cost over fair
       value of net assets acquired                              118                 117                235                 235
    Charitable contribution to The Roslyn Savings
       Foundation                                                  -                   -                  -              12,711
                                                        ---------------    ----------------    ---------------    ----------------
          Total non-interest expense                          11,280              10,424             23,039              34,759
                                                        ---------------    ----------------    ---------------    ----------------
Income before income taxes                                    17,674              15,807             37,730              18,802
Provision for income taxes                                     5,371               5,340             12,100               5,871
                                                        ---------------    ----------------    ---------------    ----------------
Net income                                              $     12,303       $      10,467       $     25,630       $      12,931
                                                        ===============    ================    ===============    ================
Basic earnings per share                                $       0.32       $        0.26       $       0.66       $        0.32
                                                        ===============    ================    ===============    ================
Diluted earnings per share                              $       0.32       $        0.26       $       0.65       $        0.32
                                                        ===============    ================    ===============    ================
Dividends per common share                              $       0.085      $        0.050      $       0.165      $        0.050
                                                        ===============    ================    ===============    ================

    See accompanying notes to unaudited consolidated financial statements.

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                                                     Unallocated
                                                                                Retained          Accumulated          Common
                                                             Additional        Earnings-             Other              Stock
                                              Common          Paid-in-        Substantially      Comprehensive         Held by
                                               Stock          Capital          Restricted           Income              ESOP
                                             ----------     -------------     -------------     ----------------     ------------
Balance at December 31, 1997                 $     436       $   423,411      $    261,120      $        32,891      $   (52,012)

Comprehensive income (1):
   Net income                                                                       25,630
   Other comprehensive income, net of tax
      Net unrealized gain on certain
       securities, net of reclassification
       adjustment                                                                                           336
Comprehensive income
Allocation from shares purchased with
   loan to ESOP                                                      474                                                     897
Amortization of SBIP stock awards                                    352              (104)
Cash dividends declared on common stock                                             (6,418)
Common stock acquired
   (2,242,500 shares)

                                             ----------     -------------     -------------     ----------------     ------------
Balance at June 30, 1998                     $     436       $   424,237      $    280,228      $        33,227      $   (51,115)
                                             ==========     =============     =============     ================     ============

                                                     Unearned
                                                      Common
                                                       Stock         Treasury
                                                      Held by         Stock,
                                                        SBIP          at cost           Total
                                                    -----------    ------------      ------------
Balance at December 31, 1997                        $   (37,511)    $        -       $   628,335
                                                                                     ------------
Comprehensive income (1):
   Net income                                                                             25,630
   Other comprehensive income, net of tax
      Net unrealized gain on certain
       securities, net of reclassification
       adjustment                                                                            336
                                                                                     ------------
Comprehensive income                                                                      25,966
                                                                                     ------------
Allocation from shares purchased with
   loan to ESOP                                                                            1,371
Amortization of SBIP stock awards                         3,067                            3,315
Cash dividends declared on common stock                                                   (6,418)
Common stock acquired
    (2,242,500 shares)                                                 (58,171)          (58,171)
                                                    ------------    ------------     ------------
Balance at June 30, 1998                            $   (34,444)    $  (58,171)      $   594,398
                                                    ============    ============     ============


(1) The following table shows the comprehensive income for the six months ended June 30, 1997:
     Comprehensive income:
         Net income                                                   $  12,931
         Other comprehensive income, net of tax                               -
              Net unrealized gain on certain securities,
                  net of reclassification adjustment                      5,626
                                                                      ---------
     Comprehensive income                                             $  18,557
                                                                      ---------


     See accompanying notes to unaudited consolidated financial statements.

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                  For the Six Months Ended
                                                                                                          June 30,
                                                                                         -------------------------------------------

                                                                                               1998                     1997
                                                                                         ------------------       ------------------

Cash flows from operating activities:
Net income                                                                                $       25,630           $       12,931
Adjustments to reconcile net income to net cash provided by operating activities:
     Charitable contribution of Roslyn Bancorp, Inc. common  stock to The Roslyn
        Savings Foundation                                                                             -                   12,711
     Provision for possible loan losses                                                              600                      300
     Provision for possible losses on real estate owned                                             (469)                       -
     Originated mortgage servicing rights, net of amortization                                    (1,136)                    (123)
     Amortization of excess of cost over fair value of net assets acquired                           235                      235
     Depreciation and amortization                                                                   833                      765
     Accretion of discounts, net of amortization of premiums                                      (7,700)                  (1,084)
     Amortization of premium on callable preferred stock                                             289                      332
     ESOP expense                                                                                  1,245                      970
     SBIP expense                                                                                  3,275                        -
     Loan originations and purchases net of proceeds from sales of loans held for sale           (26,268)                   5,617
     Gains on sales of loans                                                                         (87)                  (1,196)
     Net gains on sales of securities                                                             (3,752)                    (343)
     Net gains on sales of real estate owned                                                        (186)                    (134)
     Increase in deferred income taxes                                                              (233)                  (5,234)
     Changes in assets and liabilities:
         Increase in accrued interest receivable                                                    (345)                  (2,607)
         (Increase) decrease in other assets                                                      (3,613)                   3,061
         Increase in official checks outstanding                                                   6,521                        -
         Increase in accrued dividends and interest on deposits                                      823                    4,891
         Increase in accrued taxes payable                                                         1,902                      612
         Increase in accrued expense and other liabilities                                        13,825                    1,921
         Net (decrease) increase in unearned income                                               (2,724)                   1,113
         Other, net                                                                                  153                        -
                                                                                         ------------------       ------------------
              Net cash provided by operating activities                                            8,818                   34,738
                                                                                         ------------------       ------------------

Cash flows from investing activities:
Proceeds from repayments of mortgage-backed and mortgage related securities
  held-to-maturity                                                                                83,499                   33,674
Proceeds from sales and repayments of debt, equity, mortgage-backed and mortgage
  related securities available-for-sale                                                        1,168,078                  212,080
Purchases of debt, equity, mortgage-backed and mortgage related securities
  available-for-sale                                                                          (1,187,732)                (703,469)
Loan originations and purchases, net of principal repayments                                    (261,531)                (166,459)
Proceeds from sales of loans held for investment                                                  55,757                       --
Purchases of banking house and equipment, net                                                     (1,625)                    (535)
Proceeds from sales of real estate owned                                                             671                    1,003
                                                                                         ------------------       ------------------
              Net cash used in investing activities                                             (142,883)                (623,706)
                                                                                         ------------------       ------------------
Cash flows from financing activities:
Increase (decrease) in demand deposit, money market, and savings accounts                         34,542                  (270,783)
Increase in certificates of deposit                                                               57,583                    86,456
Increase in borrowed funds                                                                       165,723                   690,374
Increase (decrease) in mortgagors' escrow and security deposits                                    5,664                    (2,239)
Net proceeds of common stock issuance                                                                  -                   410,650
Loan to ESOP for open market purchase of common stock                                                  -                   (53,805)
Cash dividends paid on common stock                                                               (6,418)                   (2,010)
Costs to repurchase common stock                                                                 (58,171)                        -
Decrease in non-depository stock subscriptions                                                         -                (1,356,911)
                                                                                         ------------------       ------------------
              Net cash provided (used) by financing activities                                   198,923                  (498,268)
                                                                                         ------------------       ------------------
Net increase (decrease) in cash and cash equivalents                                              64,858                (1,087,236)
Cash and cash equivalents at beginning of period                                                  22,366                 1,126,310
                                                                                         ------------------       ------------------
Cash and cash equivalents at end of period                                                $       87,224           $        39,074
                                                                                         ==================       ==================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest on deposits and borrowed funds                                              $       76,947           $        49,392
                                                                                         ==================       ==================
     Income taxes                                                                         $       10,559           $         9,905
                                                                                         ==================       ==================
Non-cash investing activities:
     Additions to real estate owned, net                                                  $          137           $            12
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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The statement simplifies the computations of EPS that were previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement requires a reconciliation of the numerator and denominator of the two EPS calculations and the restatement of all prior period EPS data presented after adoption.

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

Concurrent with the close of the stock offering, an additional 1,271,100 shares of authorized but unissued shares of the Company's common stock were contributed by the Company to The Roslyn Savings Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within the Bank's local community. The Company recognized a one-time expense of $12.7 million, the full amount of the contribution made to the Foundation, in the first quarter of 1997. The contribution to the Foundation will be fully tax deductible, subject to an annual limitation based upon the Company's annual taxable income.

4.   PROPOSED ACQUISITION OF T R FINANCIAL CORP.

On May 26, 1998, Roslyn Bancorp, Inc. and T R Financial Corp. (the holding company of Roosevelt Savings Bank) announced a definitive agreement to merge the holding companies in an exchange of stock transaction. Under the terms of the agreement, the merger will be structured as a tax-free stock-for-stock transaction that will be accounted for as a pooling-of-interests. T R Financial Corp. shareholders will receive 2.05 shares of Roslyn Bancorp, Inc. common stock. for each share of T R Financial Corp. common stock held. The exchange ratio may be increased by the Company in the event that T R Financial Corp. exercises its rights under the merger agreement to terminate the merger agreement due to the price of the Company's common stock declining below certain levels established by formulas set forth in the merger agreement. In addition, in connection with the merger, each party acquired an option to purchase 19.9 % of the other company's then issued and outstanding common stock. The options may only be exercised upon the occurrence of certain events (none of which have occurred). The merger will create a financial institution with $7.7 billion in assets and more than $4.1 billion in deposits. The combined institution will retain the Roslyn name. The transaction is subject to both regulatory and shareholder approvals and is expected to close in the fourth quarter of 1998.

5.  EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP"). The ESOP is a tax qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be able to participate in the ESOP. Subsequent to the Conversion, the ESOP purchased, through a $53.8 million loan from the Company and an initial $1.0 million contribution from the Bank, approximately 8% of the outstanding shares of the Company's common stock, or 3,491,397 shares, on the open market. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 30 years. The Company recognizes compensation expense attributable to its ESOP, other than the initial $1.0 million contribution which was charged to compensation expense in 1996, ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair market value of the underlying shares during the period. For the six months ended June 30, 1998 and 1997, compensation expense attributable to the ESOP was approximately $1.2 million and $970,000, respectively.

6.  STOCK-BASED INCENTIVE PLAN

The Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan ("Incentive Plan" or "SBIP") authorizes the granting of options to purchase common stock, option-related awards and awards of common stock (collectively, "Awards"). Subject to certain adjustments to prevent dilution of Awards to participants, the maximum number of shares reserved for Awards denominated in the Company's common stock under the Incentive Plan is 6,108,444 shares. The maximum number of shares reserved for purchase pursuant to the exercise of options and option-related Awards which may be granted under the Incentive Plan is 4,364,246 shares, and will primarily vest over a five year period and which must be exercised no more than ten years from the date of grant. The maximum number of the shares reserved for the award of shares of common stock is 1,744,198 shares, and will primarily vest over a five year period. All officers, other employees and outside directors of the Company and its affiliates, including the Bank and its subsidiaries, are eligible to receive Awards under the Incentive Plan. The Incentive Plan will be administered by a committee of non-employee directors of the Company (the "Committee"). Authorized but unissued shares, or shares previously issued and reacquired by the Company, may be used to satisfy the Awards under the Incentive Plan. Each option and award may become 100% exercisable/vested upon the occurrence of a change in control of the Company, or upon death, disability of the optionee.

The Bank contributed $41.4 million, during the third quarter of 1997, to the Incentive Plan to enable the Incentive Plan to purchase the 1,744,198 shares of the Company's common stock to be awarded. This contribution represents deferred compensation which is initially recorded as a reduction to stockholders' equity and ratably charged to compensation expense over the vesting period of the awards. The Committee established September 2, 1997 as the Incentive Plan's effective grant date and 1,512,507 shares, reserved as noted above, were awarded to outside directors, officers and employees of the Bank. During the six months ended June 30, 1998, the Company granted stock awards of 91,409 shares, with prices ranging from $21.69 to $27.75 per share, and 18,553 shares were forfeited. During the six months ended June 30, 1998, plan participants vested in 49,645 shares. The total outstanding stock awards amounted to 1,535,248 shares at June 30, 1998. Upon the achievement of certain defined performance targets, 99,255 of the aforementioned shares will vest. For the six months ended June 30, 1998, compensation expense attributable to the Incentive Plan was approximately $3.2 million.

Options granted under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value on the date of grant. There was no compensation expense attributable to the options as the Company used the intrinsic value based method of accounting as the exercise price equaled the stock price at the grant date. During the six months ended June 30, 1998, the Company granted stock options of 453,000 shares, with exercise prices ranging from $20.31 to $27.88 per share, and 128,837 options were forfeited. Additionally, during the six months ended June 30, 1998, plan participants vested in 124,916 options. The total number of outstanding stock options was 4,203,669 at June 30, 1998 with a weighted average exercise price of $22.48.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS Nos. 87, 88 and 106. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employer's Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," were issued. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement also permits reduced disclosures for nonpublic entities.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its specific designation as follows:

a. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

b. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.

c. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security.

d. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

  This Statement amends SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit

  Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS 105.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact of SFAS No. 133 on its financial statements.

8.  RECENT DEVELOPMENTS

On June 17, 1998, the Company announced it had received all the necessary regulatory approvals to open a full service branch facility in Bay Shore, New York. The branch is expected to open during the fourth quarter of 1998.

On May 19, 1998, the Company announced that its Board of Directors declared a quarterly dividend of eight and a half cents ($0.085) per common share. The dividend was paid on June 12, 1998 to shareholders of record as of June 2, 1998.

On April 28, 1998, the Company announced that the Superintendent of Banks of the State of New York granted the Company permission to purchase approximately 2.2 million additional shares, or 5% of outstanding shares in addition to the 2.2 million shares the Company was previously authorized to repurchase pursuant to the initial stock repurchase plan announced on January 13, 1998. The Company therefore had the ability to repurchase a total of 4.4 million shares through January 12, 1999. As of June 30, 1998, the Company has repurchased 2,242,500 shares under the stock repurchase program, however, in connection with the proposed acquisition of T R, the Company has suspended it's stock repurchase program.

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

     9.  DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED
          SECURITIES

     The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at June 30, 1998 and December 31, 1997, respectively.

                                                         June 30, 1998                 December 31, 1997
                                                -------------------------------  ------------------------------
                                                                   Estimated                       Estimated
                                                   Amortized          Fair         Amortized          Fair
                                                      Cost           Value            Cost           Value
                                                ---------------  --------------  --------------  --------------
                                                                         (In thousands)
Available-for-sale:
 Debt securities:
  United States Government - direct and
   guaranteed                                      $    45,389     $    47,460     $    75,499     $    77,975
  United States Government agencies                    101,320         101,792         125,097         125,481
  Other                                                  2,004           2,017           5,365           5,385
                                                ---------------  --------------  --------------  --------------
   Total debt securities                               148,713         151,269         205,961         208,841
                                                ---------------  --------------  --------------  --------------
 Equity securities:
  Preferred and common stock                           299,642         339,696         243,864         274,253
  Other                                                135,964         140,016           9,720          11,099
                                                ---------------  --------------  --------------  --------------
   Total equity securities                             435,606         479,712         253,584         285,352
                                                ---------------  --------------  --------------  --------------
 Mortgage-backed and mortgage
  related securities, net:
    GNMA pass-through securities                        11,636          12,842          14,291          15,711
    FHLMC pass-through securities                       86,056          87,047         250,206         253,153
    GNMA adjustable rate mortgage
     pass-through securities                           403,020         409,577         442,037         449,260
    Whole loan private collateralized
     mortgage obligations                              854,361         856,637         640,467         645,316
    Agency collateralized mortgage
     obligations                                       384,859         385,177         486,860         493,193
                                                ---------------  --------------  --------------  --------------
     Total mortgage-backed and mortgage
      related securities, net                        1,739,932       1,751,280       1,833,861       1,856,633
                                                ---------------  --------------  --------------  --------------
     Total securities available-for-sale           $ 2,324,251     $ 2,382,261     $ 2,293,406     $ 2,350,826
                                                ===============  ==============  ==============  ==============
Held-to-maturity, net:
 Debt securities:
  State, county and municipal                      $     1,735     $     1,735     $     1,930     $     2,026
 Mortgaged-backed and mortgage related
  securities:
  Whole loan private collateralized mortgage
   obligations                                         116,857         116,347         200,193         200,445
                                                ---------------  --------------  --------------  --------------
        Total securities held-to-maturity, net     $   118,592     $   118,082     $   202,123     $   202,471
                                                ===============  ==============  ==============  ==============

10.    LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 1998 and December 31, 1997 consist of the following:

                                                          June 30,        December 31,
                                                            1998             1997
                                                        ------------      -----------
                                                                (In thousands)
Real estate loans:
  One- to four-family                                   $    793,468      $   633,957
  Multi-family                                                49,227           44,006
  Commercial real estate                                     283,270          248,607
  Construction and development                                71,616           52,269
  Home equity and second mortgage                             29,713           16,974
Consumer                                                       6,371            4,686
Student                                                          119            1,296
                                                        ------------      -----------
       Gross loans                                         1,233,784        1,001,795
Less:
  Unamortized discounts, net                                   5,456            5,974
  Deferred loan fees                                             (28)           1,522
  Deferred mortgage interest                                     497              696
  Allowance for possible loan losses                          24,629           24,029
                                                        ------------      -----------
       Total loans, net                                    1,203,230          969,574
Less:
  Loans held-for-sale, net
     One- to four-family, net                                 41,432           13,987
     Student                                                     119            1,296
                                                        ------------      -----------
       Loans receivable held for
         investment, net                                $  1,161,679      $   954,291
                                                        ============      ===========

11.    ASSET QUALITY

The following table sets forth information regarding non-accrual loans, at the dates indicated and real estate owned ("REO"). It is the Bank's general policy to discontinue accruing interest on all loans which are 90 days or more past due, or when in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.

                                                                  At June 30,     At December 31,
                                                                     1998              1997
                                                               ----------------   ---------------
                                                                         (In thousands)
Non-performing loans:
  One- to four-family                                           $        3,980     $       3,676
  Commercial real estate                                                 4,396             2,723
  Home equity                                                               62                62
  Consumer loans                                                            22                19
                                                               ----------------   ---------------
     Total non-performing loans                                          8,460             6,480
Real estate owned, net (1)                                                 277               157
                                                               ----------------   ---------------
     Total non-performing assets                                $        8,737     $       6,637
                                                               ================   ===============

Allowance for possible loan losses as a percent of loans (2)              2.08%             2.46%

Allowance for possible loan losses as a percent of total
  non-performing loans                                                  291.12%           370.82%

Non-performing loans as a percent of loans (2)                            0.71%             0.66%

Non-performing assets as a percent of total assets                        0.23%             0.18%

(1)  REO balances are shown net of related loss allowances.
(2) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank and its subsidiaries (the "Bank"), a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual-to-stock conversion which occurred on January 10, 1997.

Financial Condition

Total assets at June 30, 1998 were $3.85 billion, an increase of $252.2 million, or 7.0%, from $3.60 billion at December 31, 1997, primarily due to increases in both the mortgage loan and debt and equity securities available-for-sale portfolios. Loans, net of unearned income, increased $234.3 million, or 23.6%, to $1.23 billion at June 30, 1998 compared to $993.6 million at December 31, 1997. The increase in loans, net of unearned income, was primarily due to a substantial increase in loan originations during the first six months of 1998. Loan originations increased 148.8%, to $533.6 million, for six months ended June 30, 1998, as compared to $214.5 million during the six months ended June 30, 1997. Debt and equity securities available-for-sale increased $136.8 million, or 27.7%, from $494.2 million at December 31, 1997, to $631.0 million at June 30, 1998. These increases were partially offset by a $188.7 million decrease in mortgage-backed and mortgage related securities from $2.06 billion at December 31, 1997 to $1.87 billion at June 30, 1998. These overall increases were primarily funded through deposit growth, cash flows and the Company's leveraging strategy.

Total liabilities at June 30, 1998 were $3.26 billion, an increase of $286.1 million, or 9.6%, from $2.97 billion at December 31, 1997. The overall increase in total liabilities was principally due to a $92.1 million increase in total deposits from $1.94 billion at December 31, 1997 to $2.03 billion at June 30, 1998. The increase in total deposits was primarily the result of the continued growth in certificates of deposits, money market, demand deposits and savings accounts. Borrowings increased $165.7 million to $1.13 billion at June 30, 1998 as compared to $966.5 million for the prior year-end.

Total stockholders' equity decreased $33.9 million to $594.4 million at June 30, 1998 from $628.3 million at December 31, 1997. The decrease was primarily due to the repurchase of 2,242,500 shares of the Company's common stock, at an average per share price of $25.94, and dividends paid of $6.4 million for the six months ended June 30, 1998. These decreases were partially offset by the six months earnings of $25.6 million, a $336,000 increase in net unrealized gain on securities available-for-sale, net of tax, and the amortization of unallocated and unearned shares of common stock held by the Company's stock related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 1998 and 1997, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.


                                                                          Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------
                                                                   1998                                  1997
                                                 --------------------------------------   -----------------------------------
                                                                              Average                                Average
                                                    Average                   Yield/        Average                   Yield/
                                                    Balance      Interest      Cost         Balance      Interest      Cost
                                                 -----------   -----------  -----------  ------------  -----------  ---------
                                                                           (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and repurchase
     agreements                                 $     20,068   $      277      5.52%    $     28,488   $      390       5.48%
   Debt and equity securities                        598,846        8,742      5.84          496,806        8,149       6.56
   Mortgage-backed and mortgage
     related securities                            1,918,804       31,915      6.65        1,707,197       30,620       7.17
   Real estate loans, net                          1,145,683       23,724      8.28          646,492       13,975       8.65
   Consumer and student loans                          6,583          158      9.60            3,149           69       8.76
                                                 -----------   ----------                -----------   ----------
          Total interest-earning assets            3,689,984       64,816      7.03        2,882,132       53,203       7.38
                                                               ----------                              ----------
Non-interest-earning assets                           72,194                                  71,841
                                                 -----------                             -----------

Total assets                                    $  3,762,178                            $  2,953,973
                                                 ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                        $     52,727   $      392      2.97%    $     53,829  $       356       2.65%
   Savings accounts                                  509,858        3,959      3.11          417,672        3,079       2.95
   NOW and Super NOW accounts                         87,536          748      3.42           67,178          667       3.97
   Certificates of deposit                         1,355,190       19,414      5.73        1,183,456       16,963       5.73
                                                 -----------   ----------                -----------   ----------
          Total deposits                           2,005,311       24,513      4.89        1,722,135       21,065       4.89
   Borrowed funds                                  1,063,966       15,730      5.91          541,808        7,803       5.76
                                                 -----------   ----------                -----------   ----------
          Total interest-bearing liabilities       3,069,277       40,243      5.24        2,263,943       28,868       5.10
                                                               ----------                              ----------
Non-interest-bearing liabilities                      95,495                                  68,500
                                                 -----------                             -----------
Total liabilities                                  3,164,772                               2,332,443
Stockholders' equity                                 597,406                                 621,530
                                                 -----------                             -----------

Total liabilities and stockholders' equity      $  3,762,178                             $ 2,953,973
                                                 ===========                             ===========

Net interest income/net interest rate spread                   $   24,573      1.79%                  $    24,335       2.28%
                                                               ==========  ========                    ==========  =========


Net interest margin                                                            2.66%                                    3.38%
                                                                           ========                                =========

Ratio of interest-earning assets to
  interest-bearing liabilities                                               120.22%                                  127.31%
                                                                           ========                                =========

                                                                           Six  Months Ended June 30,
                                                 ---------------------------------------------------------------------------
                                                                   1998                                    1997
                                                 -------------------------------------   -----------------------------------
                                                                              Average                                Average
                                                    Average                   Yield/        Average                   Yield/
                                                    Balance      Interest      Cost         Balance      Interest      Cost
                                                 -----------   -----------  ----------   -----------   -----------  --------
                                                                           (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and repurchase
     agreements                                 $     33,913   $      923      5.44%     $   121,715   $    3,308       5.44%
   Debt and equity securities                        561,579       16,179      5.76          493,309       16,412       6.65
   Mortgage-backed and mortgage
     related securities                            1,936,425       67,011      6.92        1,617,999       57,747       7.14
   Real estate loans, net                          1,067,593       44,466      8.33          588,856       25,643       8.71
   Consumer and student loans                          6,819          315      9.24            3,347          142       8.49
                                                 -----------   ----------                -----------   ----------
          Total interest-earning assets            3,606,329      128,894      7.15        2,825,226      103,252       7.31
                                                               ----------                              ----------
Non-interest-earning assets                           71,325                                  96,106
                                                 -----------                             -----------

Total assets                                    $  3,677,654                            $  2,921,332
                                                 ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                        $     50,473   $      680      2.69%    $     56,701  $       763       2.69%
   Savings accounts                                  503,363        7,793      3.10          441,886        6,624       3.00
   NOW and Super NOW accounts                         87,172        1,509      3.46           73,717        1,255       3.40
   Certificates of deposit                         1,340,284       38,321      5.72        1,156,647       32,772       5.67
                                                 -----------   ----------                -----------   ----------
          Total deposits                           1,981,292       48,303      4.88        1,728,951       41,414       4.79
   Borrowed funds                                    995,247       29,467      5.92          406,261       11,528       5.68
   Non-depository stock subscriptions                      -            -         -          105,806        1,341       2.53
                                                 -----------   ----------                -----------   ----------
          Total interest-bearing liabilities       2,976,539       77,770      5.23        2,241,018       54,283       4.84
                                                               ----------                              ----------
Non-interest-bearing liabilities                      91,646                                  82,980
                                                 -----------                             -----------
Total liabilities                                  3,068,185                               2,323,998
Stockholders' equity                                 609,469                                 597,334
                                                 -----------                             -----------

Total liabilities and stockholders' equity      $  3,677,654                             $ 2,921,332
                                                 ===========                             ===========

Net interest income/net interest rate spread                   $   51,124      1.92%                   $   48,969       2.47%
                                                               ==========   =======                    ==========    =======


Net interest margin                                                            2.84%                                    3.47%
                                                                            =======                                  =======

Ratio of interest-earning assets to
  interest-bearing liabilities                                               121.16%                                  126.07%
                                                                            =======                                  =======

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

General

The Company reported net income of $12.3 million, or basic and diluted earnings per share of $0.32, for the quarter ended June 30, 1998, as compared to net income of $10.5 million, or basic and diluted earnings per share of $0.26, for the comparable prior year period.

Interest Income

Interest income for the quarter ended June 30, 1998 increased to $64.8 million, or 21.8%, from $53.2 million as compared to the quarter ended June 30, 1997. The increase was primarily the result of a $807.9 million, or 28.0%, increase in average interest-earning assets to $3.69 billion for the quarter ended June 30, 1998, as compared to $2.88 billion in the comparable quarter of 1997, offset partially by a corresponding decrease in the average yield from 7.38% to 7.03%. The increase in average interest-earning assets was principally attributable to growth of $499.2 million in average real estate loans, net, $211.6 million in average mortgage-backed and mortgage related securities and $102.0 million in average debt and equity securities. This growth was primarily funded by increased deposits, borrowings and cash flows.

Interest income on real estate loans increased $9.7 million, or 69.8%, to $23.7 million for the three months ended June 30, 1998, from $14.0 million for the same period in 1997. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one- to four-family, commercial real estate and construction and development loans. The increase was partially offset by a 37 basis point decrease in the average yield on real estate loans from 8.65% for the three months ended June 30, 1997 to 8.28% for the same period in 1998, principally due to an increased concentration of lower yielding one- to four-family real estate loans within the loan portfolio mix.

Interest income on mortgage-backed and mortgage related securities increased $1.3 million, or 4.2%, to $31.9 million for the three months ended June 30, 1998, from $30.6 million for the same period in 1997. The increase was a result of the growth in the average balance of mortgage-backed and mortgage related securities due to management's strategy of increasing its investment in loan-based securities. The increase was partially offset by a 52 basis point decline in the average yield on mortgage-backed and mortgage related securities from 7.17% for the three months ended June 30, 1997 to 6.65% for the same period in 1998. Interest income on debt and equity securities increased $593,000, or 7.3%, to $8.7 million for the three months ended June 30, 1998, from $8.1 million for the same period in 1997. The increase was the result of growth in the average balance of debt and equity securities, offset by a 72 basis point decline as the average yield on debt and equity securities decreased from 6.56% for the three months ended June 30, 1997 to 5.84% for the same period as 1998.

Interest Expense

Interest expense for the three months ended June 30, 1998, was $40.2 million, compared to $28.9 million for the three months ended June 30, 1997, an increase of $11.3 million, or 39.4%. The increase in interest expense is related to a $805.3 million, or 35.6%, increase in the average balance of interest-bearing liabilities from $2.26 billion for the quarter ended June 30, 1997 to $3.07 billion for the quarter ended June 30, 1998. This increase reflects a $283.2 million increase in the average balance of interest-bearing deposits and a $522.2 million increase in the average balance of borrowed funds for the quarter ended June 30, 1998, as compared to the prior year quarter.

The increase in total deposits was primarily due to an increase in the average balance of savings accounts and certificates of deposit by offering competitive rates and through the acquisition of $150.0 million of brokered deposits of which $50.0 million were acquired during the quarter ended September 30, 1997 and $100.0 million during the third and fourth quarters of 1996. As of June 30, 1998, $149.7 million of brokered deposits remained outstanding. The higher deposit balances and a higher average cost resulted in an increase of $3.4 million in interest expense on deposits for the quarter ended June 30, 1998 as compared to the same quarter in 1997.

The average balance of borrowed funds increased $522.2 million from $541.8 million for the three months ended June 30, 1997 to $1.06 billion for the three months ended June 30, 1998. This increase, in addition to a 15 basis point increase in the average cost, resulted in a $7.9 million increase in interest expense on borrowed funds, from $7.8 million for the quarter ended June 30, 1997 to $15.7 million for the quarter ended June 30, 1998. The increase in borrowings, principally reverse-repurchase agreements, are part of the Company's wholesale leverage strategy to improve its return on invested capital subsequent to the Conversion.

The proceeds from the increased deposits and borrowings were reinvested in real estate loans, investment securities, and, to a lesser extent, used to fund the treasury stock repurchase program.

Net Interest Income

Net interest income before provision for possible loan losses was $24.6 million for the three months ended June 30, 1998 as compared to $24.3 million for the three months ended June 30, 1997, an increase of $238,000, or 1.0%. The net interest margin and spread for the quarter ended June 30, 1998, decreased to 2.66% and 1.79%, respectively, from 3.38% and 2.28%, respectively, for the prior year quarter due to the increase in the average balances of borrowed funds and deposits, combined with the increase in the rates paid on borrowed funds. The proceeds from the increased borrowings and deposits were used to fund loan originations, invest in mortgage-backed and mortgage related securities, and, to a lesser extent, fund share purchases for the treasury stock repurchase program.

Provision for Possible Loan Losses

The provision for possible loan losses totaled $300,000 for the three months ended June 30, 1998 as compared to $150,000 for the three months ended June 30, 1997. The provision for possible loan losses for the three months ended June 30, 1998 reflects management's qualitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. The increase resulted from management's assessment of the loan portfolio, the level of the Company's allowance for possible loan losses and its assessment of the local economy and market conditions. At June 30, 1998 and December 31, 1997, the allowance for possible loan losses amounted to $24.6 million and $24.0 million, respectively, and the ratio of such allowance to total non-performing loans was 291.12% at June 30, 1998 as compared to 370.82% at December 31, 1997. Management assesses the adequacy of the allowance for possible loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of allowance for possible loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible loan losses. Such agencies may require the Company to provide additions to the allowance.

Non-Interest Income

Non-interest income increased $2.7 million, or 128.8%, to $4.7 million for the quarter ended June 30, 1998 as compared to $2.0 million for the same period in the prior year. The increase was a result of a $1.1 million increase in net gains on sales of securities and a $1.6 million increase in loan servicing and fee income, which was partially offset by a $583,000 decrease in net gains on the sales of loans. The increase in net gains on securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. The increase in loan servicing and fee income was primarily due to an increased level of loan production resulting in increased loan sales and servicing fee income. These increases were partially offset by the decrease in net gains on sales of loans which was primarily attributable to unfavorable market conditions in the secondary market.

Non-Interest Expense

Non-interest expense totaled $11.3 million for the quarter ended June 30,1998 as compared to $10.4 million for the quarter ended June 30, 1997, a increase of $856,000, or 8.2%. The increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits of $979,000, which principally relates to the costs associated with the Company's Stock-Based Incentive Plan.

Income Taxes

Total income tax expense increased $31,000, from $5.3 million recorded during the quarter ended June 30, 1997 to $5.4 million during the quarter ended June 30, 1998. The increase is primarily attributable to the increase in income before income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

General

The Company reported net income of $25.6 million for the six month period ended June 30, 1998, or basic earnings per share of $0.66 and diluted earnings per share of $0.65, as compared to net income of $12.9 million, or basic and diluted earnings per share of $0.32, for the corresponding period in 1997. Net income for the six months ended June 30, 1997 included a $7.4 million, after tax, non-recurring expense relating to the funding of The Roslyn Savings Foundation (the "Foundation").

Interest Income

Interest income amounted to $128.9 million for the six months ended June 30, 1998, representing an increase of $25.6 million, or 24.8%, from the same period in 1997. The increase was attributable to the growth in average interest-earning assets to $3.61 billion for the six months ended June 30, 1998, from $2.83 billion for the six month ended June 30, 1997. The growth in average interest-earning assets was primarily attributable to growth of $478.7 million in average real estate loans, net and $318.4 million in average mortgage-backed and mortgage related securities, offset by a $87.8 million decrease in average federal funds sold and repurchase agreements. This growth was primarily funded by increased deposits, borrowings and cash flows.

Interest income on real estate loans increased $18.9 million, or 73.4%, to $44.5 million for the six months ended June 30, 1998, from $25.6 million for the same period in 1997. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one- to four-family, construction and development, home equity and second mortgages and commercial real estate loans. The increase in interest income for the six months ended June 30, 1998, as compared to the same period in 1997, was partially offset by a 38 basis point decrease in the average yield on real estate loans, net from 8.71% for the six months ended June 30, 1997 to 8.33% for the same period in 1998. The decline in the low yield was principally due to an increased concentration of one- to four-family real estate loans within the loan portfolio mix in 1998.

Interest income on mortgage-backed and mortgage related securities increased $9.3 million, or 16.0% to $67.0 million for the six months ended June 30, 1998, from $57.7 million for the same period in 1997. The increase was a result of a $318.4 million growth in the average balance of mortgage-backed and mortgage related securities from $1.62 billion for the six months ended June 30, 1997 to $1.94 billion for the six months ended June 30, 1998, due to management's strategy of increasing its investment in loan based securities. Partially offsetting this increase was a 22 basis point decline in the average yield on mortgage-backed and mortgage related securities from 7.14% for the six months ended June 30, 1997 to 6.92% for the same period in 1998.

Interest income on federal funds sold and repurchase agreements decreased $2.4 million, or 72.1%, to $923,000 for the six months ended June 30, 1998, from $3.3 million for the same period in 1997. The decrease is due to the short-term liquidity position maintained by the Company in early January 1997 relating to the then pending offering of the Company's common stock and the anticipated return of approximately $1.08 billion in non-depository stock subscription funds.

Interest Expense

Interest expense for the six months ended June 30, 1998, was $77.8 million, compared to $54.3 million for the six months ended June 30, 1997, an increase of $23.5 million, or 43.3%. The increase in interest expense is related to a $735.5 million, or 32.8%, increase in the average balance of interest-bearing liabilities from $2.24 billion in 1997 to $2.98 billion in 1998. This increase reflects a $252.3 million increase in the average balance of interest-bearing deposits and a $589.9 million increase in the average balance of borrowed funds for the six months ended June 30, 1998, as compared to the comparable period in 1997, offset by a $105.8 million decrease in average non-depository stock subscriptions.

The increase in total deposits is primarily due to an increase in the average balance of savings and certificates of deposit accounts by offering competitive rates and through the acquisition of $150.0 million of brokered deposits of which $50.0 million were acquired during the quarter ended September 30, 1997 and $100.0 million during the third and fourth quarters of 1996. As of June 30, 1998, $149.7 million of brokered deposits remain outstanding. The effect of the higher average deposit balances, in addition to a 9 basis point increase in the average cost, resulted in an increase of $6.9 million in interest expense on deposits for the six months ended June 30, 1998 as compared to the same period in 1997.

The average balance of borrowed funds increased $588.9 million, from $406.3 million for the six months ended June 30, 1997 to $995.2 million for the six months ended June 30, 1998. This increase, in addition to a 24 basis point increase in the average cost, resulted in an $18.0 million increase in interest expense on borrowed funds, from $11.5 million for the six months ended June 30, 1997 to $29.5 million for the six months ended June 30, 1997. The increase in borrowings, principally reverse-repurchase agreements, are part of the Company's wholesale leveraging strategy.

The average balance of non-depository stock subscriptions decreased from $105.8 million for the six months ended June 30, 1997 to zero for the corresponding 1998 period. This decrease is due to the one-time expense incurred in the 1997 period relating to interest paid on stock subscription escrow funds received in connection with the offering of the Company's common stock.

The proceeds from the increase in deposits and borrowings were reinvested in real estate loans, investment securities, and, to a lesser extent, used to fund the treasury stock repurchase program.

Net Interest Income

Net interest income before provision for possible loan losses was $51.1 million for the six months ended June 30, 1998 as compared to $49.0 million for the six months ended June 30, 1997, an increase of $2.1 million, or 4.4%. The net interest margin and spread for the quarter ended June 30, 1998, decreased to 2.84% and 1.92%, respectively, from 3.47% and 2.47%, respectively, for the prior year quarter due to the increase in both the average balances and rates paid on borrowed funds and deposits. The proceeds from the borrowed funds and deposits were used to fund loan originations, invest in mortgage-backed and mortgage related securities, and, to a lesser extent, used to fund share purchases for the treasury stock repurchase program.

Provision for Possible Loan Losses

The provision for possible loan losses totaled $600,000 for the six months ended June 30, 1998 as compared to $300,000 for the six months ended June 30, 1997. The provision for possible loan losses for the six months ended June 30, 1998 reflects management's qualitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans.

Non-Interest Income

Non-interest income increased $5.3 million, or 109.4%, to $10.2 million for the six months ended June 30, 1998 as compared to $4.9 million for the same period in the prior year. The increase was a result of a $3.4 million increase in net gains on sales of securities and a $2.1 million increase in loan servicing and fee income, which was partially offset by a $1.1 million decrease in net gains on the sales of loans. The increase in net gains on securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. The increase in loan servicing and fee income was primarily due to an increased level of loan production resulting in increased loan sales and servicing fee income. These increases were partially offset by the decrease in net gains on sales of loans which were primarily attributable to unfavorable market conditions in the secondary market.

Non-Interest Expense

Non-interest expense totaled $23.0 million for the six months ended June 30,1998 as compared to $34.8 million for the six months ended June 30, 1997, a decrease of $11.8 million, or 33.7%. The decrease was primarily the result of the one-time $12.7 million charge associated with funding the Foundation included in the 1997 period. Excluding the effect of funding the Foundation, non-interest expense increased $991,000, or 4.5%, to $23.0 million for the six months ended June 30, 1998 as compared to $22.0 million for the same period in 1997. Excluding the effect of funding the Foundation, the increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits of $2.2 million, including the Company's ESOP and SBIP, offset by a decrease of $1.5 million in other non-interest expenses principally relating to a reduction in professional fees.

Income Taxes

Total income tax expense increased $6.2 million, from $5.9 million recorded during the six months ended June 30, 1997 to $12.1 million during the six months ended June 30, 1998. The increase was primarily attributable to both the increase in income before income taxes and due to the one-time charitable donation made by the Company to the Foundation in the first quarter of 1997. The Company's contribution of common stock to the Foundation was tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. The Company, however, was able to carry forward any unused portion of the deduction for five years following the year in which the contribution was made. Based on the Company's estimate of annual taxable income during the carry forward period (the five years following the time of contribution), the Company recognized a tax benefit of $5.3 million on the $12.7 million charitable donation during the first quarter of 1997.

Mergers and Acquisitions

On May 26, 1998, Roslyn Bancorp, Inc. and T R Financial Corp. (the holding company of Roosevelt Savings Bank) announced a definitive agreement to merge the holding companies in an exchange of stock transaction. Under the terms of the agreement, the merger will be structured as a tax-free stock-for-stock transaction that will be accounted for as a pooling-of-interests. T R Financial Corp. shareholders will receive
2.05 shares of Roslyn Bancorp, Inc. common stock for each share of T R Financial Corp. common stock held. The exchange ratio may be increased by the Company in the event that T R Financial Corp. exercises its rights under the merger agreement to terminate the merger agreement due to the price of the Company's common stock declining below certain levels established by formulas set forth in the merger agreement. In addition, in connection with the merger, each party acquired an option to purchase 19.9 % of the other company's then issued and outstanding common stock. The options may only be exercised upon the occurrence of certain events (none of which have occurred). The merger will create a financial institution with $7.7 billion in assets and more than $4.1 billion in deposits. The combined institution will retain the Roslyn name. The transaction is subject to both regulatory and shareholder approvals and is expected to close in the fourth quarter of 1998.

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

The primary investing activities of the Company are the origination of both one- to four-family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. During the six months ended June 30, 1998 and 1997, the Bank originated loans in the amount of $533.6 million and $214.5 million, respectively. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $1.19 billion and $703.5 million during the six months ended June 30, 1998 and 1997, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities, deposit growth and by increases in borrowed funds during the six months ended June 30, 1998. Loan sales provided additional liquidity to the Company, totaling $182.5 million and $90.8 million for the six months ended June 30, 1998 and 1997, respectively.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements. At June 30, 1998, the Company had $1.13 billion in reverse-repurchase agreements outstanding, and at December 31, 1997 there were $965.1 million in reverse-repurchase agreements outstanding. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse-repurchase agreements, to fund a significant portion of its asset growth.

At June 30, 1998 the Company had outstanding loan commitments to advance approximately $315.5 million for mortgage loans, primarily all of which were fixed-rate commercial and residential real estate loans. Management anticipates that it will have sufficient funds available to meet these loan commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 1998 totaled $1.04 billion. Based upon prior experience, and the Company's current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company's most liquid assets are cash and cash equivalents, short-term securities, securities available-for-sale and securities held-to-maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending, and investment activities during any given period.

Regulatory Capital Position

The Bank is subject to minimum regulatory requirements imposed by the Federal Deposit Insurance Corporation (the "FDIC") which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3% of total assets plus an additional 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8%. Although the minimum leverage capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA") stipulates that an institution with less than 4% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA.

In accordance with the requirements of FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 1998 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-1 risk-based capital ratio and total-risk based capital ratio were 11.00%, 21.59% and 22.84%, respectively.

Year 2000 Compliance

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk is presented at December 31, 1997 in Exhibit 13.0 to the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998. There have been no material changes in the Company's market risk at June 30, 1998 compared to December 31, 1997. The following is an update of the discussion provided therein:

General

The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At June 30, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds

There has been no material change in the composition of assets, deposit liabilities and wholesale funds from December 31, 1997 to June 30, 1998.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 1998, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 13.46%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position. If interest rates decrease, there will be a corresponding effect on the Company's interest rate margin and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 7.98% to 29.58% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 6.00% and 45.12% annually. Savings accounts were assumed to decay at 21.19%, 4.99%, 4.99%, 4.99%, 4.99% and 58.86%, Super NOW
and NOW accounts and money market accounts were assumed to decay at 20.0%, 5.0%, 5.0%, 5.0%, 5.0% and 60.0%, for the periods of up to one year, one to two years, two to three years, three to four years, four to five years, and over five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.



                                                                                At June 30, 1998
                                                          ------------------------------------------------------------
                                                                               One             Two            Three
                                                             Up to            to Two        to Three         to Four
                                                           One Year            Years          Years           Years
                                                          -------------     ------------    ----------      ----------
                                                                              (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold                                       $    58,500      $        -      $        -      $         -
  Debt and equity securities (2)                               114,663          51,467          39,335           87,868
  Mortgage-backed and
    mortgage related securities (2)                            844,208         405,792         213,337          129,001
  Real estate loans, net (3) (4)                               330,817          90,881         242,995           69,250
  Consumer and student loans (4)                                 4,622             408             384              350
                                                          -------------     ------------    ------------    ------------
     Total interest-earning assets                           1,352,810         548,548         496,051          286,469

Interest-bearing liabilities:
  Money market accounts                                         12,897           3,224           3,224            3,224
  Savings accounts                                             102,128          23,908          23,908           23,908
  Super NOW and NOW accounts                                    17,156           4,289           4,289            4,289
  Certificates of deposit                                    1,041,251         136,061          70,165           57,187
  Borrowed funds                                               697,964         299,210         105,000           30,000
                                                          -------------     ------------    ------------    ------------
     Total interest-bearing liabilities                      1,871,396         466,692         206,586          118,608
                                                          -------------     ------------    ------------    ------------
Interest sensitivity gap (5)                               $  (518,586)     $   81,856      $  289,465      $   167,861
                                                          =============     ============    ============    ============

Cumulative interest sensitivity gap                        $  (518,586)     $  (436,730)    $  (147,265)    $    20,596
                                                          =============     ============    ============    ============
Cumulative interest sensitivity gap
    as a percentage of total assets                           (13.46)%         (11.33)%         (3.82)%           0.53%
Cumulative interest-earning assets
    as a percentage of cumulative
    interest-bearing liabilities                                 72.29%           81.32%          94.21%         100.77%


                                                                    At June 30, 1998
                                                     ---------------------------------------------
                                                        Four             Over
                                                       to Five           Five
                                                        Years           Years            Total
                                                     ------------    ------------    -------------
                                                                (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold                                           -      $        -      $    58,500
  Debt and equity securities (2)                               -         339,383          632,716
  Mortgage-backed and
    mortgage related securities (2)                       74,074         201,725        1,868,137
  Real estate loans, net (3) (4)                          90,105         388,883        1,212,931
  Consumer and student loans (4)                              27             677            6,468
                                                     ------------    ------------    -------------
     Total interest-earning assets                       164,206         930,668        3,778,752

Interest-bearing liabilities:
  Money market accounts                                    3,224          38,693           64,486
  Savings accounts                                        23,908         282,109          479,869
  Super NOW and NOW accounts                               4,289          51,470           85,782
  Certificates of deposit                                 35,040          21,151        1,360,855
  Borrowed funds                                               -               -        1,132,174
                                                     ------------    ------------    -------------
     Total interest-bearing liabilities                   66,461         393,423        3,123,166
                                                     ------------    ------------    -------------
Interest sensitivity gap (5)                         $    97,745      $  537,245      $   655,586
                                                     ============    ============    =============

Cumulative interest sensitivity gap                  $   118,341      $  655,586
                                                     ============    ============
Cumulative interest sensitivity gap
    as a percentage of total assets                        3.07%          17.01%
Cumulative interest-earning assets
    as a percentage of cumulative
    interest-bearing liabilities                         104.34%         121.00%


(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Debt and equity and mortgage-backed and mortgage related securities are shown at their respective carrying values. Equity securities primarily includes callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable.
(3) For the purposes of the gap analysis, the allowance for possible loan losses and non-performing loans have been excluded.
(4) Loans held-for-sale are included in the "Up to  One Year" category.
(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Interest Rate Risk Compliance

The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at June 30, 1998 compared to December 31, 1997 and the projected changes continue to fall within the Board of Directors approved limits at all levels of potential interest rate volatility.

PART II - OTHER INFORMATION
---------------------------


Item 1.    LEGAL PROCEEDINGS

            Not applicable

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

            Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 28, 1998, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of KPMG Peat Marwick LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                     No. of Votes For   No. of Votes Withheld
                                    ------------------ -----------------------

1.  Election of Directors
      Joseph L. Mancino.............     32,494,165             306,210
      James E. Swiggett.............     32,492,249             308,126
      Robert G. Freese..............     32,484,494             315,881

The Directors whose terms continued and the years their terms expire are as follows:
Thomas J. Calabrese, Jr. (2000); Dr. Edwin W. Martin, Jr. (2000); Richard C. Webel (2000); Floyd N. York (1999); Victor C. McCuaig (1999); and John P. Nicholson (1999).

                                                                                            No. of               No. of
                                                                        No. of              Votes                Votes
                                                                      Votes For            Withheld            Abstaining
                                                                    ---------------    -----------------    -----------------
2.       Ratification of KPMG Peat Marwick LLP as the
         Company's independent auditors........................       32,486,610           147,690              166,075

Item 5.    OTHER INFORMATION

            Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                ---------
           2.0 Agreement and Plan of Merger by and between Roslyn Bancorp, Inc. and T R Financial Corp., dated as of May 25, 1998 *
           2.1 Roslyn Bancorp, Inc. Stock Option Agreement dated as of May 25, 1998; T R Financial Corp. Stock Option Agreement, dated as of May 25, 1998 *
           3.1  Certificate of Incorporation of Roslyn Bancorp, Inc.**
           3.2  Bylaws of Roslyn Bancorp, Inc. **
          11.0  Statement re: Computation of Per Share Earnings
          27.0  Financial Data Schedule***

          (b)   Reports on Form 8-K
                -------------------
                The Company filed a Form 8-K on June 3, 1998 in connection with the merger, announced May 26, 1998, between the Company and T R Financial Corp. The merger agreement and stock option agreements were included by exhibit. The Company filed a Form 8-K on July 22, 1998 in connection with the investor presentation relating the merger, announced on May 26, 1998, between Roslyn Bancorp, Inc. and T R Financial Corp. The investor presentation package was included by exhibit.

*    Incorporated by reference from the Form 8-K filed on June 3, 1998.

** Incorporated by reference from the Form S-1 (Registration No. 333-10471), as amended, filed on August 20, 1996.

***  Submitted only with filing in electronic format

                                 Exhibit Index
                                 -------------

                                                                            Page
                                                                            ----

11.0 Statement Re:  Computation of Per Share Earnings                        30
27.0 Financial Data Schedule (submitted only with filing in electronic
     filing)                                                                  -

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROSLYN BANCORP, INC.
                                  (Registrant)




Date:  August 13, 1998            By:  /s/ Joseph L. Mancino
     -------------------             -------------------------------------------
                                           Joseph L. Mancino
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:  August 13, 1998            By:  /s/ Michael P. Puorro
     -------------------             -------------------------------------------
                                           Michael P. Puorro
                                           Treasurer and Chief Financial Officer