Form 10-K405/A
period 1997-12-31
ROSLYN BANCORP INC
filed 1998-11-16
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A NO.1

(Mark One)

[X]       AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997

                                      or

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-28886

                             ROSLYN BANCORP, INC.
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

          Delaware                                        11-3333218
  ------------------------                   ---------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             1400 Old Northern Boulevard, Roslyn, New York  11576
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

                                     INDEX


                                                                PAGE
PART I                                                           NO.
                                                                ----
  Item 1.       Business.....................................      4

PART IV
  Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K..........................     51

                Signatures...................................     52

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the period January 1, 1997 to December 31, 1997, which was filed with the Commission on March 31, 1998, as set forth below:

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

     During 1997, the Bank purchased $303.4 million of residential whole loans from unaffiliated originators. This represented part of the Company's strategy to leverage the Bank's balance sheet due to the large capital base resulting from the Company's January 1997 public offering. It simultaneously represented an effort to increase the Company's loan to deposit and loan to asset ratios.

     In 1998, the Bank discontinued this loan purchase program since our affiliated mortgage company is originating sufficient loan production to meet the Bank's portfolio needs. It is not anticipated that the Company will resume this program in the near future.

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

     The principal balance of non-accrual loans (exclusive of restructured loans) approximated $6.2 million, $7.1 million and $9.2 million at December 31, 1997, 1996 and 1995, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $630,000, $720,000 and $1.2 million during the years ended December 31, 1997, 1996 and 1995.

     The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time (normally six months) was $280,000, $1.6 million and $2.6 million at December 31, 1997, 1996 and 1995, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $30,000, $172,000 and $226,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Interest income recorded for restructured loans amounted to $235,000, $118,000 and $38,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, restructured loans totaling $1.4 million, $2.3 million and $750,000 have complied with the terms of the restructuring agreement for a satisfactory period and were returned to the performing loan portfolio during the years ended December 31, 1997, 1996 and 1995, respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Company's formalized process for assessing the adequacy of the allowance of loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and primarily encompasses multi-family, commercial real estate and construction and development loans. The result of these individual analyses is the allocation of the overall allowance to specific allowances for individual loans, both loans considered impaired and non-impaired.

     The loan pool analyses are performed on the balance of the portfolio, primarily the one-to-four family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased, fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgages; residential construction loans; commercial construction loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+days (the latter three sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

     The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company's local and other lending areas.

     During the period from 1995 to June 30, 1998, the Company's loan portfolio has undergone dramatic change which, together with changes in nonperforming loans, have directly impacted the allowance for loan losses. At December 31, 1995, $197 million or 48% of the gross loan portfolio was in one-to four-family residential first mortgage loans and $207 million or 51% was in relatively riskier multi-family, commercial real estate, construction and development, and home equity and second mortgage loans. At that date, there were $12.2 million of nonperforming loans, of which $8.7 million were commercial real estate loans. The allowance for loan losses as a percent of loans was 6.01% which may be considered high by industry norms if compared to a primarily residential loan portfolio, but not considered high in the context of the Company's loan portfolio mix.

     At December 31, 1996, December 31, 1997 and June 30, 1998, the loan portfolio showed significant growth in all sectors, and the mix has changed. At those dates, one-to four-family residential first mortgage loans were $263 million, $634 million and $793 million, respectively, or 50%, 63% and 64%, respectively, of the gross loan portfolio. The aforementioned relatively riskier loans aggregated $262 million, $362 million and $434 million, respectively, at those dates, or 50%, 36%, and 35%, respectively, of the gross loan portfolio. Nonperforming loans at those dates were $8.7 million, $6.5 million and $8.5 million, respectively (including $5.4 million, $2.7 million and $4.4 million, respectively, of commercial real estate loans). The allowance for loan losses as a percent of loans was 4.55%, 2.46% and 2.08%, respectively, at those dates.

     The quantitative information cited in the two previous paragraphs indicates a trend over this time horizon of 1) a dramatic increase in absolute dollars, and significant increase in relative dollars, in the relatively less risky one- to four-family residential first mortgage loans, 2) a steady increase in absolute dollars, and significant decrease in relative dollars, in the relatively riskier loans (as previously defined), and 3) a decrease in absolute dollars in nonperforming loans through December 31, 1997, with an increase at June 30, 1998. The application of the Company's formalized process for assessing the adequacy of the allowance for loan losses to the loan portfolio undergoing the changes cited during this time horizon has resulted in a relatively flat absolute dollar level of the allowance for loan losses and a steady decrease in the ratio of the allowance for loans losses to total loans. Management continues to believe the Company's reported allowance for loans losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         (c) Exhibits required by Securities and Exchange Commission Regulation S-K.


 Exhibit
  Number
---------

13.1  1997 Annual Report to Stockholders (as amended)
23.1  Consent of Independent Auditors

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROSLYN BANCORP, INC.
                     -------------------------------
                             (Registrant)

                      /s/  Joseph L. Mancino                  November 16, 1998
                     --------------------------------------   -----------------
                           Joseph L. Mancino
                           Chairman of the Board,
                           President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                                           TITLE                            DATE
----                                           -----                            ----
/s/ Joseph L. Mancino            Chairman of the Board, President,         November 16, 1998
-------------------------------                                            -----------------
    Joseph L. Mancino            & Chief Executive Officer

/s/ Michael P. Puorro            Treasurer
-------------------------------
    Michael P. Puorro            & Chief Financial Officer                 November 16, 1998
                                                                           -----------------


/s/ Floyd N. York                Director                                  November 16, 1998
-------------------------------                                            -----------------
    Floyd N. York

/s/ Victor C. McCuaig            Director                                  November 16, 1998
-------------------------------                                            -----------------
    Victor C. McCuaig

/s/ John P. Nicholson            Director                                  November 16, 1998
-------------------------------                                            -----------------
    John P. Nicholson

/s/ James E. Swiggett            Director                                  November 16, 1998
-------------------------------                                            -----------------
    James E. Swiggett

/s/ Robert G. Freese             Director                                  November 16, 1998
-------------------------------                                            -----------------
    Robert G. Freese

/s/ Thomas J. Calabrese, Jr.     Director                                  November 16, 1998
-------------------------------                                            -----------------
    Thomas J. Calabrese, Jr.

/s/ Dr. Edwin W. Martin, Jr.     Director                                  November 16, 1998
-------------------------------                                            -----------------
    Dr. Edwin W. Martin, Jr.

/s/ Richard C. Webel             Director                                  November 16, 1998
-------------------------------                                            -----------------
    Richard C. Webel