Form 10-Q
period 1998-09-30
ROSLYN BANCORP INC
filed 1998-11-17
CIK 1020828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

The Registrant had 41,399,959 shares of Common Stock outstanding as of November 11, 1998.

                                    FORM 10-Q
                       ROSLYN BANCORP, INC. AND SUBSIDIARY
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements - Unaudited:

         Consolidated Statements of Financial Condition at
            September 30, 1998 and December 31, 1997                      1

         Consolidated Statements of Income for the three and nine
            months ended September 30, 1998 and 1997                      2

         Consolidated Statement of Changes in Stockholders' Equity
            for the nine months ended September 30, 1998                  3

         Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1998 and 1997         4

         Notes to Unaudited Consolidated Financial Statements             5

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk       26


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                               29

ITEM 2.  Changes in Securities and Use of Proceeds                       29

ITEM 3.  Defaults Upon Senior Securities                                 29

ITEM 4.  Submission of Matters to a Vote of Security Holders             29

ITEM 5.  Other Information                                               29

ITEM 6.  Exhibits and Reports on Form 8-K                                29

         Signature Page                                                  31


================================================================================
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by Roslyn Bancorp, Inc. with the Securities and Exchange Commission from time to time.
================================================================================

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                    September       December
                                                                                    30, 1998        31, 1997
                                                                                   -----------     -----------
                                     ASSETS
                                     ------
Cash and cash equivalents:
  Cash and cash items                                                              $     2,536     $     2,516
  Due from banks                                                                        35,710          19,850
                                                                                   -----------     -----------
                                                                                        38,246          22,366
Debt and equity securities, net:
  Held-to-maturity (estimated fair value of $1,795 and $2,026, respectively)             1,735           1,930
  Available-for-sale                                                                   658,015         494,193
Mortgage-backed and mortgage related securities, net:
  Held-to-maturity (estimated fair value of $93,180 and $200,445, respectively)         92,547         200,193
  Available-for-sale                                                                 1,573,786       1,856,633
                                                                                   -----------     -----------
                                                                                     2,326,083       2,552,949
Loans held-for-sale, net                                                                88,692          15,283
Loans receivable held for investment, net:
  Real estate loans, net                                                             1,210,183         973,634
  Consumer and student                                                                   8,769           4,686
                                                                                   -----------     -----------
                                                                                     1,218,952         978,320
  Less allowance for possible loan losses                                              (24,779)        (24,029)
                                                                                   -----------     -----------
                                                                                     1,194,173         954,291
Banking house and equipment, net                                                        18,126          17,033
Accrued interest receivable                                                             23,704          21,237
Mortgage servicing rights, net                                                          11,107           9,155
Excess of cost over fair value of net assets acquired                                    2,567           2,906
Real estate owned, net                                                                     412             157
Deferred tax asset, net                                                                  2,858              --
Other assets                                                                            13,198           5,702
                                                                                   -----------     -----------
     Total assets                                                                  $ 3,719,166     $ 3,601,079
                                                                                   ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
  Deposits:
     Savings accounts                                                              $   471,994     $   468,928
     Certificates of deposit                                                         1,353,764       1,303,272
     Money market accounts                                                              87,591          49,344
     Demand deposit accounts                                                           132,428         120,701
                                                                                   -----------     -----------
       Total deposits                                                                2,045,777       1,942,245
                                                                                   -----------     -----------
  Official checks outstanding                                                            7,691           1,199
  Borrowed funds:
     Reverse-repurchase agreements                                                     993,918         965,119
     Other borrowings                                                                       --           1,332
  Accrued dividends and interest on deposits                                            12,345          10,375
  Mortgagors' escrow and security deposits                                              35,323          20,222
  Accrued taxes payable                                                                 11,331           9,478
  Deferred tax liability, net                                                               --           1,742
  Accrued expenses and other liabilities                                                20,921          21,032
                                                                                   -----------     -----------
     Total liabilities                                                               3,127,306       2,972,744
                                                                                   -----------     -----------
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued               --              --
  Common stock, $0.01 par value, 100,000,000 shares authorized; 43,642,459
    shares issued; 41,399,959 and 43,642,459 shares outstanding, respectively              436             436
  Additional paid-in capital                                                           424,359         423,411
  Retained earnings - substantially restricted                                         289,587         261,120
  Accumulated other comprehensive income:
     Net unrealized gain on securities available-for-sale, net of tax                   18,788          32,891
  Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")              (50,667)        (52,012)
  Unearned common stock held by Stock-Based Incentive Plan ("SBIP")                    (32,472)        (37,511)
  Treasury stock, at cost (2,242,500 shares at September 30, 1998)                     (58,171)             --
                                                                                   -----------     -----------
     Total stockholders' equity                                                        591,860         628,335
                                                                                   ===========     ===========
     Total liabilities and stockholders' equity                                    $ 3,719,166     $ 3,601,079
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

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                    For the                   For the
                                                               three months ended         nine months ended
                                                                  September 30,             September 30,
                                                             ----------------------     ----------------------
                                                                1998         1997          1998        1997
                                                             ---------    ---------     ---------    ---------
Interest income:
    Federal funds sold and short-term deposits               $     276    $     395     $   1,199    $   3,704
    Debt and equity securities                                   9,728        8,616        25,907       25,028
    Mortgage-backed and mortgage related securities             29,710       33,680        96,721       91,426
    Real estate loans                                           25,521       16,532        69,987       42,175
    Consumer and student loans                                     201          110           516          252
                                                             ---------    ---------     ---------    ---------
       Total interest income                                    65,436       59,333       194,330      162,585
                                                             ---------    ---------     ---------    ---------
Interest expense:
    Deposits                                                    24,522       22,792        72,825       65,547
    Borrowed funds                                              16,645       11,544        46,112       23,072
                                                             ---------    ---------     ---------    ---------
       Total interest expense                                   41,167       34,336       118,937       88,619
                                                             ---------    ---------     ---------    ---------
Net interest income before provision for possible loan
    losses                                                      24,269       24,997        75,393       73,966
Provision for possible loan losses                                 150          150           750          450
                                                             ---------    ---------     ---------    ---------
Net interest income after provision for possible loan
    losses                                                      24,119       24,847        74,643       73,516
                                                             ---------    ---------     ---------    ---------
Non-interest income:
    Fees and service charges                                       871          539         2,196        1,826
    Mortgage banking operations                                  2,988          868         5,739        2,500
    Net gains on securities                                      2,192          923         5,944        1,266
    Real estate operations, net                                    216          (17)          767          (54)
    Other non-interest income                                       24           36           529          637
                                                             ---------    ---------     ---------    ---------
       Total non-interest income                                 6,291        2,349        15,175        6,175
                                                             ---------    ---------     ---------    ---------
Non-interest expense:
    General and administrative expenses:
       Compensation and employee benefits                        8,260        6,720        22,173       18,703
       Occupancy and equipment                                   1,216          975         3,315        2,798
       Deposit insurance premiums                                   61           56            78          269
       Advertising and promotion                                   609          585         2,066        1,784
       Other non-interest expenses                                 915        2,093         4,872        7,622
                                                             ---------    ---------     ---------    ---------
          Total general and administrative expenses             11,061       10,429        32,504       31,176
    Amortization of excess of cost over fair value of net
      assets acquired                                              118          117           353          352
    Charitable contribution to The Roslyn Savings
      Foundation                                                    --           --            --       12,711
                                                             ---------    ---------     ---------    ---------
       Total non-interest expense                               11,179       10,546        32,857       44,239
                                                             ---------    ---------     ---------    ---------
Income before income taxes                                      19,231       16,650        56,961       35,452
Provision for income taxes                                       5,897        5,616        17,997       11,487
                                                             ---------    ---------     ---------    ---------
Net income                                                   $  13,334    $  11,034     $  38,964    $  23,965
                                                             =========    =========     =========    =========
Basic earnings per share                                     $    0.35    $    0.28     $    1.01    $    0.60
                                                             =========    =========     =========    =========
Diluted earnings per share                                   $    0.35    $    0.28     $    1.01    $    0.60
                                                             =========    =========     =========    =========
Dividends per common share                                   $   0.100    $   0.060     $   0.265    $   0.110
                                                             =========    =========     =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                                   Unallocated    Unearned
                                                                          Retained    Accumulated     Common       Common
                                                            Additional    Earnings-      Other        Stock         Stock
                                                Common       Paid-in-   Substantially Comprehensive  Held by       Held by
                                                Stock        Capital      Restricted     Income        ESOP         SBIP
                                              ---------     ---------     ---------    ---------    ---------     ---------
Balance at December 31, 1997                  $     436     $ 423,411     $ 261,120    $  32,891    $ (52,012)    $ (37,511)

Comprehensive income (1):
   Net income                                                                38,964
   Other comprehensive income, net of tax:
      Net unrealized loss on certain
       securities, net of reclassification
       adjustment                                                                        (14,103)

Comprehensive income

Allocation from shares purchased with
   loan to ESOP                                                   570                                   1,345
Amortization of SBIP stock awards                                 378          (270)                                  5,039
Cash dividends declared on common  stock                                    (10,227)
Common stock acquired
    (2,242,500 shares)
                                              ---------     ---------     ---------    ---------    ---------     ---------
Balance at September 30, 1998                 $     436     $ 424,359       289,587    $  18,788    $ (50,667)    $ (32,472)
                                              =========     =========     =========    =========    =========     =========

                                                Treasury
                                                 Stock,
                                                at cost        Total
                                               ---------     ---------
Balance at December 31, 1997                   $      --     $ 628,335

Comprehensive income (1):
   Net income                                                   38,964
   Other comprehensive income, net of tax:
      Net unrealized loss on certain
       securities, net of reclassification
       adjustment                                              (14,103)
                                                             ---------
Comprehensive income                                            24,861
                                                             ---------
Allocation from shares purchased with
   loan to ESOP                                                  1,915
Amortization of SBIP stock awards                                5,147
Cash dividends declared on common stock                        (10,227)
Common stock acquired
    (2,242,500 shares)                           (58,171)      (58,171)
                                               ---------     ---------
Balance at September 30, 1998                  $ (58,171)    $ 591,860
                                               =========     =========


(1) The following table shows the comprehensive income for the nine months ended September 30, 1997:

       Comprehensive income:
            Net income                                          $      23,965
            Other comprehensive income, net of tax:
                Net unrealized gain on certain securities,
                  net of reclassification adjustment                   12,145
                                                                    ------------
       Comprehensive income                                     $      36,110
                                                                    ============



     See accompanying notes to unaudited consolidated financial statements.

                       ROSLYN BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                            For the Nine Months Ended
x                                                                                                  September 30,
                                                                                           ---------------------------
                                                                                              1998            1997
                                                                                           -----------     -----------
Cash flows from operating activities:
Net income                                                                                 $    38,964     $    23,965
Adjustments to reconcile net income to net cash provided by operating activities:
     Charitable contribution of Roslyn Bancorp, Inc. common stock to The Roslyn
       Savings Foundation                                                                           --          12,711
     Provision for (recovery of) possible loan losses                                              750             450
     Provision for possible losses on real estate owned                                           (700)             --
     Originated mortgage servicing rights, net of amortization                                  (1,952)           (214)
     Amortization of excess of cost over fair value of net assets acquired                         353             352
     Depreciation                                                                                1,260           1,145
     Accretion of discounts, net of amortization of premiums                                   (10,099)         (3,229)
     Amortization of premium on callable preferred stock                                           564             594
     ESOP expense                                                                                1,726           1,631
     SBIP expense                                                                                5,012           1,963
     Loan originations and purchases, net of proceeds from sales of loans held for sale        (67,937)           (802)
     Gains on sales of loans                                                                    (2,279)         (1,788)
     Net gains on securities                                                                    (5,944)         (1,266)
     Net gains on sales of real estate owned                                                      (186)           (155)
     Decrease (increase) in deferred income taxes                                                5,538          (5,824)
     Changes in assets and liabilities:
         Increase in accrued interest receivable                                                (2,467)         (3,413)
         (Increase) decrease in other assets                                                    (7,496)          3,558
         Increase in official checks outstanding                                                 6,492              --
         Increase in accrued dividends and interest on deposits                                  1,970           5,340
         Increase in accrued taxes payable                                                       1,853           3,704
         (Decrease) increase in accrued expense and other liabilities                              439          (2,557)
         Net (decrease) increase in unearned income                                             (4,028)          6,057
         Other, net                                                                                229              --
                                                                                           -----------     -----------
              Net cash (used in) provided by operating activities                              (37,938)         42,222
                                                                                           -----------     -----------
Cash flows from investing activities:
Proceeds from repayments of mortgage-backed and mortgage related securities
     held-to-maturity                                                                          107,892          53,787
Proceeds from sales and repayments of debt, equity, mortgage-backed and mortgage
     related securities available-for-sale                                                   1,504,376         515,307
Purchases of debt, equity, mortgage-backed and mortgage related securities
     available-for-sale                                                                     (1,394,167)     (1,097,315)
Loan originations and purchases, net of principal repayments                                  (313,553)       (397,227)
Proceeds from sales of loans held for investment                                                73,154              --
Purchases of banking house and equipment, net                                                   (2,353)           (848)
Proceeds from sales of real estate owned                                                           767           1,181
                                                                                           -----------     -----------
              Net cash used in investing activities                                            (23,884)       (925,115)
                                                                                           -----------     -----------
Cash flows from financing activities:
Increase (decrease) in demand deposit, money market, and savings accounts                       53,040        (238,612)
Increase in certificates of deposit                                                             50,492         159,067
Increase in borrowed funds                                                                      27,467         916,790
Increase in mortgagors' escrow and security deposits                                            15,101           6,170
Net proceeds of common stock issuance                                                               --         410,650
Loan to ESOP for open market purchase of common stock                                               --         (53,805)
Open market purchase of common stock for SBIP                                                       --         (41,374)
Cash dividends paid on common stock                                                            (10,227)         (4,423)
Cost to repurchase common stock                                                                (58,171)             --
Decrease in non-depository stock subscriptions                                                      --      (1,356,911)
                                                                                           -----------     -----------
              Net cash provided by (used in) financing activities                               77,702        (202,448)
                                                                                           -----------     -----------
Net increase (decrease) in cash and cash equivalents                                            15,880      (1,085,341)
Cash and cash equivalents at beginning of period                                                22,366       1,126,310
                                                                                           -----------     -----------
Cash and cash equivalents at end of period                                                 $    38,246     $    40,969
                                                                                           ===========     ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest on deposits and borrowed funds                                               $   116,967     $    83,279
                                                                                           ===========     ===========
     Income taxes                                                                          $    10,560     $    13,080
                                                                                           ===========     ===========
Non-cash investing activities:
     Additions to real estate owned, net                                                   $       137     $        12
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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K/A No.1.

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

3.   CONVERSION TO STOCK FORM OF OWNERSHIP

On May 29, 1996, the then Board of Trustees of the Bank adopted a Plan of Conversion, which was subsequently amended on July 30, 1996 and September 30, 1996, to convert the Bank from a New York State chartered mutual savings bank to a New York State chartered capital stock savings bank with the concurrent formation of the Company as the holding company of the Bank (the "Conversion").

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

4.   PROPOSED ACQUISITION OF T R FINANCIAL CORP.

On May 26, 1998, the Company and T R Financial Corp. (the holding company of Roosevelt Savings Bank) announced a definitive agreement to merge the holding companies in an exchange of stock transaction. Under the terms of the agreement, the merger will be structured as a tax-free stock-for-stock transaction that is intended to be accounted for as a pooling-of-interests. T R Financial Corp. shareholders will receive 2.05 shares of the Company's common stock for each share of T R Financial Corp. common stock held. The exchange ratio may be increased by the Company in the event that T R Financial Corp. exercises its rights under the merger agreement to terminate the merger agreement due to the price of the Company's common stock declining below certain levels established by formulas set forth in the merger agreement. In addition, in connection with the merger, each party acquired an option to purchase 19.9% of the other company's then issued and outstanding common stock. The options may only be exercised upon the occurrence of certain events (none of which have occurred). The merger will create a financial institution with $7.7 billion in assets and more than $4.1 billion in deposits. The combined institution will retain the Roslyn Bancorp, Inc. name. During the quarter ended September 30, 1998, both companies filed preliminary proxy materials with the SEC in connection with each company's shareholders' meeting to consider the proposed merger of the two holding companies. Additionally, applications were filed with the bank regulatory agencies with respect to the proposed merger. The transaction is subject to both regulatory and shareholder approvals and is expected to close in December 1998.

5.   EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP"). The ESOP is a tax qualified retirement plan designed to invest primarily in the Company's common stock. All full-time employees of the Bank who have completed one year of service with the Bank will be able to participate in the ESOP. Subsequent to the Conversion, the ESOP purchased, through a $53.8 million loan from the Company and an initial $1.0 million contribution from the Bank, approximately 8% of the outstanding shares of the Company's common stock, or 3,491,397 shares, on the open market. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 30 years. The Company recognizes compensation expense attributable to its ESOP, other than the initial $1.0 million contribution which was charged to compensation expense in 1996, ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair market value of the underlying shares during the period. For the nine months ended September 30, 1998 and 1997, compensation expense attributable to the ESOP was approximately $1.7 million and $1.6 million, respectively.

6.   STOCK-BASED INCENTIVE PLAN

The Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan ("Incentive Plan" or "SBIP") authorizes the granting of options to purchase common stock, option-related awards and awards of common stock (collectively, "Awards"). Subject to certain adjustments to prevent dilution of Awards to participants, the maximum number of shares reserved for Awards denominated in the Company's common stock under the Incentive Plan is 6,108,444 shares. The maximum number of shares reserved for purchase pursuant to the exercise of options and option-related Awards which may be granted under the Incentive Plan is 4,364,246 shares, and will primarily vest over a five year period and which must be exercised no more than ten years from the date of grant. The maximum number of shares reserved for the award of shares of common stock is 1,744,198 shares, and will primarily vest over a five year period. All officers, other employees and outside directors of the Company and its affiliates, including the Bank and its subsidiaries, are eligible to receive Awards under the Incentive Plan. The Incentive Plan will be administered by a committee of non-employee directors of the Company (the "Committee"). Authorized but unissued shares, or shares previously issued and reacquired by the Company, may be used to satisfy the Awards under the Incentive Plan. Each option and award may become 100% exercisable/vested upon the occurrence of a change in control of the Company, or upon death, disability or retirement of the optionee.

The Bank contributed $41.4 million, during the third quarter of 1997, to the Incentive Plan to enable the Incentive Plan to purchase the 1,744,198 shares of the Company's common stock to be awarded. This contribution represents deferred compensation which is initially recorded as a reduction to stockholders' equity and ratably charged to compensation expense over the vesting period of the awards. The Committee established September 2, 1997 as the Incentive Plan's effective grant date and 1,512,507 shares, reserved as noted above, were awarded to outside directors, officers and employees of the Bank. During the nine months ended September 30, 1998, the Company granted stock awards of 91,409 shares, with prices ranging from $21.69 to $27.75 per share, and 22,859 shares were forfeited. During the nine months ended September 30, 1998, plan participants vested in 328,377 shares. The total outstanding unvested stock awards amounted to 1,252,210 shares at September 30, 1998. Upon the achievement of certain defined performance targets, 99,255 of the aforementioned shares will vest. For the nine months ended September 30, 1998 and 1997, compensation expense attributable to the Incentive Plan was approximately $5.0 million and $2.0 million, respectively.

Options granted under this plan are either non-statutory stock options or incentive stock options. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value on the date of grant. There was no compensation expense attributable to the options as the Company used the intrinsic value based method of accounting as the exercise price equaled the stock price at the grant date. During the nine months ended September 30, 1998, the Company granted stock options of 461,000 shares, with exercise prices ranging from $21.06 to $27.88 per share, and 148,691 options were forfeited. Additionally, during the nine months ended September 30, 1998, plan participants vested in 794,326 options. The total number of outstanding stock options was 4,191,815 at September 30, 1998 with a weighted average exercise price of $22.48.

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

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, "Employer's Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions". This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS Nos. 87, 88 and 106 were issued. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement also permits reduced disclosures for nonpublic entities.

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. SFAS No. 132 is limited to additional disclosures and, accordingly, the adoption of this statement will not have an impact on the Company's financial condition or results of operations.

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

This Statement amends SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact of SFAS No. 133 on its financial statements.

8.   RECENT DEVELOPMENTS

In October 1998, the Board of Directors of the Bank implemented a Retirement Enhancement Program for employees who met a certain set of criteria as of September 30, 1998. Forty-three employees qualify for the voluntary program. The Program enhances an eligible employee's retirement package primarily through a modification to the Bank's Defined Benefit Retirement Plan by increasing an eligible employee's age and service for purposes of determining his or her retirement benefit and guaranteeing retiree medical insurance for a period of ten years. Until the number of employees opting for the Retirement Enhancement Program has been determined, the financial impact cannot be reasonably estimated.

On October 20, 1998, the Company announced it had received all the necessary regulatory approvals to open a full service branch facility in Smithtown, New York. Additionally, on August 18, 1998, the Company also announced it had received all the necessary regulatory approvals to open a full service branch facility in Oceanside, New York. The branches are expected to open during the fourth quarter of 1998. On June 17, 1998, the Company announced it had received all the necessary regulatory approvals to open a full service branch facility in Bayshore, New York. The Company expects to open this branch in the first quarter of 1999.

On August 25, 1998, the Company announced that its Board of Directors declared a quarterly dividend of ten cents ($0.10) per common share. The dividend was paid on September 14, 1998 to shareholders of record as of September 1, 1998.

On April 28, 1998, the Company announced that the Superintendent of Banks of the State of New York granted the Company permission to purchase approximately 2.2 million additional shares, or 5% of outstanding shares, in addition to the 2.2 million shares the Company was previously authorized to repurchase pursuant to the initial stock repurchase plan announced on January 13, 1998. The Company therefore had the ability to repurchase a total of 4.4 million shares through January 12, 1999. As of May 26, 1998, the Company had repurchased 2,242,500 shares under the stock repurchase program, however, in connection with the proposed acquisition of T R Financial Corp., the Company has suspended its stock repurchase program effective on May 26, 1998.

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

9.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at September 30, 1998 and December 31, 1997, respectively.


                                                                 September 30, 1998          December 31, 1997
                                                              ------------------------    ------------------------
                                                                            Estimated                    Estimated
                                                               Amortized       Fair       Amortized        Fair
                                                                 Cost          Value         Cost          Value
                                                              ----------    ----------    ----------    ----------
                                                                                 (In thousands)
Available-for-sale:
     Debt securities:
        United States Government - direct and
          guaranteed                                          $    45,362   $     48,445  $     75,499   $    77,975
        United States Government agencies                         121,499        122,414       125,097       125,481
        Other                                                          --             --         5,365         5,385
                                                               ----------     ----------    ----------    ----------
           Total debt securities                                  166,861        170,859       205,961       208,841
                                                               ----------     ----------    ----------    ----------
     Equity securities:
        Preferred and common stock                                300,728        313,198       243,864       274,253
        Other                                                     173,772        173,958         9,720        11,099
                                                               ----------     ----------    ----------    ----------
           Total equity securities                                474,500        487,156       253,584       285,352
                                                               ----------     ----------    ----------    ----------
     Mortgage-backed and mortgage related securities, net:
        FNMA pass-through securities                                2,010          2,018            --            --
        GNMA pass-through securities                               10,611         11,858        14,291        15,711
        FHLMC pass-through securities                              82,373         83,280       250,206       253,153
        GNMA adjustable rate mortgage pass-
          through securities                                      369,293        374,905       442,037       449,260
        Whole loan private collateralized
          mortgage obligations                                    717,638        724,104       640,467       645,316
        Agency collateralized mortgage
           obligations                                            375,336        377,621       486,860       493,193
                                                               ----------     ----------    ----------    ----------
           Total mortgage-backed and mortgage
             related securities, net                            1,557,261      1,573,786     1,833,861     1,856,633
                                                               ----------     ----------    ----------    ----------
           Total securities available-for-sale                $ 2,198,622   $  2,231,801  $  2,293,406   $ 2,350,826
                                                               ==========     ==========    ==========    ==========
Held-to-maturity, net:
     Debt securities:
        State, county and municipal                           $     1,735   $      1,795  $      1,930   $     2,026
     Mortgaged-backed and mortgage related
       securities:
        Whole loan private collateralized mortgage
          obligations                                              92,547         93,180       200,193       200,445
                                                               ----------     ----------    ----------    ----------
           Total securities held-to-maturity, net             $    94,282   $     94,975  $    202,123   $   202,471
                                                               ==========     ==========    ==========    ==========

10.  LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 1998 and December 31, 1997 consist of the following:


                                           September 30,          December 31,
                                               1998                   1997
                                         -----------------      ----------------
                                                         (In thousands)
Real estate loans:
     One- to four-family                  $    849,704             $    633,957
     Multi-family                               49,084                   44,006
     Commercial real estate                    283,636                  248,607
     Construction and development               79,256                   52,269
     Home equity and second mortgage            40,602                   16,974
Consumer                                         8,769                    4,686
Student                                            896                    1,296
                                           -----------              -----------
             Gross loans                     1,311,947                1,001,795
Less:
     Unamortized discounts, net                  4,366                    5,974
     Deferred loan fees                           (665)                   1,522
     Deferred mortgage interest                    601                      696
     Allowance for possible loan losses         24,779                   24,029
                                           -----------              -----------
             Total loans, net                1,282,865                  969,574
Less:
     Loans held-for-sale, net
         One- to four-family, net               87,796                   13,987
         Student                                   896                    1,296
                                           -----------              -----------
             Loans receivable held for
               investment, net            $  1,194,173             $    954,291
                                           ===========              ===========

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

                                                                               At                               At
                                                                          September 30,                    December 31,
                                                                              1998                             1997
                                                                        ---------------               -----------------
                                                                                          (In thousands)
Non-performing loans:
     One- to four-family                                               $         4,101                $         3,676  %
     Commercial real estate                                                      1,403                          2,723
     Home equity                                                                    62                             62
     Consumer loans                                                                 25                             19
                                                                                ------                         ------
         Total non-performing loans                                              5,591                          6,480
Real estate owned, net(1)                                                          412                            157
                                                                                ======                         ======
         Total non-performing assets                                   $         6,003               $          6,637
                                                                                ======                         ======

Allowance for possible loan losses as a percent of loans(2)                       2.03  %                        2.46  %

Allowance for possible loan losses as a percent of total
  non-performing loans                                                          443.19  %                      370.82  %

Non-performing loans as a percent of loans(2)                                     0.46  %                        0.66  %

Non-performing assets as a percent of total assets                                0.15  %                        0.18  %

(1)  REO balances are shown net of related loss allowances.

(2) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.


Loans in arrears three months or more were as follows at:

                                                                               Amount                    % of loans
                                                                               ------                     ----------
                                                                                      (dollars in thousands)
            September 30, 1998                                                $  3,958                        0.30%
                                                                              ========                        =====
            December 31, 1997                                                 $  4,519                        0.46%
                                                                              ========                        =====
            December 31, 1996                                                 $  6,467                        1.26%
                                                                              ========                        =====

The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time (normally six months) was $2.9 million and $280,000 at September 30, 1998 and December 31, 1997, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $172,000 and $30,000 during the nine months ended September 30, 1998 and year ended December 31, 1997, respectively.

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

Financial Condition

Total assets at September 30, 1998 were $3.72 billion, an increase of $118.1 million, or 3.3%, from $3.60 billion at December 31, 1997, primarily due to increases in both the mortgage loan and debt and equity securities available-for-sale portfolios. Loans, net of unearned income, increased $314.0 million, or 31.6%, to $1.31 billion at September 30, 1998 compared to $993.6 million at December 31, 1997. The increase in loans, net of unearned income, was primarily due to a substantial increase in loan originations during the first nine months of 1998. Loan originations increased 142.4%, to $893.0 million, for nine months ended September 30, 1998, as compared to $368.4 million during the nine months ended September 30, 1997. Debt and equity securities available-for-sale increased $163.8 million, or 33.1%, from $494.2 million at December 31, 1997, to $658.0 million at September 30, 1998. These increases were partially offset by a $390.5 million decrease in mortgage-backed and mortgage related securities from $2.06 billion at December 31, 1997 to $1.67 billion at September 30, 1998. These overall increases were primarily funded through deposit growth, cash flows and the Company's leveraging strategy.

Total liabilities at September 30, 1998 were $3.13 billion, an increase of $154.6 million, or 5.2%, from $2.97 billion at December 31, 1997. The overall increase in total liabilities was principally due to a $103.5 million increase in total deposits from $1.94 billion at December 31, 1997 to $2.05 billion at September 30, 1998. The increase in total deposits was primarily the result of the continued growth in certificates of deposits, money market, demand deposits and savings accounts. Borrowings increased $27.4 million to $993.9 million at September 30, 1998 as compared to $966.5 million for the prior year-end.

Total stockholders' equity decreased $36.4 million to $591.9 million at September 30, 1998 from $628.3 million at December 31, 1997. The decrease was primarily due to the repurchase of 2,242,500 shares of the Company's common stock, at an average per share price of $25.94, dividends paid of $11.2 million for the nine months ended September 30, 1998, and a $14.1 million decrease in net unrealized gain on securities available-for-sale, net of tax. These decreases were partially offset by the nine months earnings of $39.0 million and the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 1998 and 1997, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.


                                                                     Three Months Ended September 30,
                                           -------------------------------------------------------------------------------------
                                                            1998                                          1997
                                           ----------------------------------------       --------------------------------------
                                                                          Average                                      Average
                                            Average                       Yield/           Average                      Yield/
                                            Balance        Interest        Cost            Balance       Interest        Cost
                                           -----------    -----------    ----------       -----------    ---------    ----------
                                                                          (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold and repurchase
      agreements                           $     19,446    $        276        5.68%   $      26,317     $       395      6.00%
   Debt and equity securities                   647,636           9,728        6.01          532,830           8,616      6.47
   Mortgage-backed and mortgage
     related securities                       1,795,017          29,710        6.62        1,867,823          33,680      7.21
   Real estate loans, net                     1,283,029          25,521        7.96          770,837          16,532      8.58
   Consumer and student loans                     8,367             201        9.61            4,577             110      9.61
                                             ----------      ----------                   ----------      ----------
          Total interest-earning assets       3,753,495          65,436        6.97        3,202,384          59,333      7.41
                                                             ----------                                   ----------
Non-interest-earning assets                      89,425                                       69,778
                                             ----------                                   ----------
Total assets                               $  3,842,920                                $   3,272,162
                                             ==========                                   ==========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Deposits:
      Money market accounts                $     74,575    $        673        3.61%   $     50,688      $       338      2.67%
      Savings accounts                          501,587           3,600        2.87         425,988            3,300      3.10
      NOW and Super NOW accounts                 87,125             686        3.15          82,994              782      3.77
      Certificates of deposit                 1,363,743          19,563        5.74       1,251,903           18,372      5.87
                                             ----------      ----------                  ----------       ----------
          Total deposits                      2,027,030          24,522        4.84       1,811,573           22,792      5.03
   Borrowed funds                             1,121,515          16,645        5.94         765,811           11,544      6.03
                                             ----------      ----------                  ----------       ----------
          Total interest-bearing
            liabilities                       3,148,545          41,167        5.23       2,577,384           34,336      5.33
                                                             ----------                                   ----------
Non-interest-bearing liabilities                105,852                                      73,374
                                             ----------                                  ----------
Total liabilities                             3,254,397                                   2,650,758
Stockholders' equity                            588,523                                     621,404
                                             ----------                                  ----------
Total liabilities and stockholders'
  equity                                   $  3,842,920                                $  3,272,162
                                             ==========                                  ==========

Net interest income/net interest rate
  spread                                                   $     24,269        1.74%                     $    24,997      2.08%
                                                             ==========  ==========                       ========== =========
  Net interest margin                                                          2.59%                                      3.12%
                                                                         ==========                                  =========

Ratio of interest-earning assets to
  interest-bearing liabilities                                               119.21%                                    124.25%
                                                                         ==========                                  =========




                                                                           Nine Months Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                 1998                                        1997
                                               -----------------------------------------    ---------------------------------------
                                                                               Average                                    Average
                                                 Average                        Yield/       Average                       Yield/
                                                 Balance        Interest         Cost        Balance       Interest         Cost
                                               ------------    -----------    ----------    ----------    -----------    ----------
                                                                                (Dollars in thousands)
Assets:

Interest-earning assets:
      Federal funds sold and repurchase
        agreements                          $       29,168  $     1,199        5.48%    $      89,566  $      3,704           5.51%
      Debt and equity securities                   590,449       25,907        5.85           506,627        25,028           6.59
      Mortgage-backed and mortgage
        related securities                       1,888,771       96,721        6.83         1,702,189        91,426           7.16
      Real estate loans, net                     1,140,194       69,987        8.18           650,183        42,175           8.65
      Consumer and student loans                     7,341          516        9.37             3,761           252           8.93
                                                ------------   ---------                    -----------   ----------
          Total interest-earning assets          3,655,923      194,330        7.09         2,952,326       162,585           7.34
                                                               ---------                                  ----------
Non-interest-earning assets                         77,425                                     87,622
                                               ------------                                -----------

Total assets                                $    3,733,348                              $   3,039,948
                                               ============                                ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Deposits:
      Money market accounts                 $       58,595  $     1,352        3.08%    $      54,675  $      1,101           2.68%
      Savings accounts                             502,765       11,394        3.02           436,529         9,988           3.05
      NOW and Super NOW accounts                    87,156        2,195        3.36            76,843         2,037           3.53
      Certificates of deposit                    1,348,190       57,884        5.72         1,188,061        51,080           5.73
                                               ------------    ---------                   -----------    ----------
          Total deposits                         1,996,706       72,825        4.86         1,756,108        64,206           4.87
   Borrowed funds                                1,037,799       46,112        5.92           527,428        23,072           5.83
   Non-depository stock subscriptions                    -            -           -            70,537         1,341           2.53
                                               ------------    ---------                   -----------    ----------
          Total interest-bearing liabilities     3,034,505      118,937        5.23         2,354,073        88,619           5.02
                                                               ---------                                  ----------
Non-interest-bearing liabilities                    96,433                                     80,429
                                               ------------                                -----------
Total liabilities                                3,130,938                                  2,434,502
Stockholders' equity                               602,410                                    605,446
                                               ------------                                -----------

Total liabilities and stockholders' equity  $    3,733,348                              $   3,039,948
                                               ============                                ===========

Net interest income/net interest rate
  spread                                                    $    75,393        1.86%                   $    73,966           2.32%
                                                               =========     ========                     ==========    ==========


Net interest margin                                                            2.75%                                          3.34%
                                                                            ========                                    ===========

Ratio of interest-earning assets to
  interest-bearing liabilities                                               120.48%                                        125.41%
                                                                            ========                                    ===========


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

General

The Company reported net income of $13.3 million, or basic and diluted earnings per share of $0.35, for the quarter ended September 30, 1998, as compared to net income of $11.0 million, or basic and diluted earnings per share of $0.28, for the comparable prior year period.

Interest Income

Interest income for the quarter ended September 30, 1998 increased to $65.4 million, or 10.3%, from $59.3 million as compared to the quarter ended September 30, 1997. The increase was primarily the result of a $551.1 million, or 17.2%, increase in average interest-earning assets to $3.75 billion for the quarter ended September 30, 1998, as compared to $3.20 billion in the comparable quarter of 1997, offset partially by a corresponding decrease in the average yield from 7.41% to 6.97%. The increase in average interest-earning assets was principally attributable to growth of $512.2 million in average real estate loans, net and $114.8 million in average debt and equity securities, offset by a $72.8 million decrease in average mortgage-backed and mortgage-related securities. This growth was primarily funded by increased deposits, borrowings and cash flows.

Interest income on real estate loans increased $9.0 million, or 54.4%, to $25.5 million for the three months ended September 30, 1998, from $16.5 million for the same period in 1997. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one- to four-family, commercial real estate and construction and development loans. The increase was partially offset by a 62 basis point decrease in the average yield on real estate loans from 8.58% for the three months ended September 30, 1997 to 7.96% for the same period in 1998, principally due to an increased concentration of lower yielding one- to four-family real estate loans within the loan portfolio mix.

Interest income on mortgage-backed and mortgage-related securities decreased $4.0 million, or 11.8%, to $29.7 million for the three months ended September 30, 1998, from $33.7 million for the same period in 1997. The decrease was partially the result of the reduction in the average balance of mortgage-backed and mortgage related securities due to management's strategy of decreasing its investment in loan-based securities. The decrease was also due to a 59 basis point decline in the average yield on mortgage-backed and mortgage related securities from 7.21% for the three months ended September 30, 1997 to 6.62% for the same period in 1998. Interest income on debt and equity securities increased $1.1 million, or 12.9%, to $9.7 million for the three months ended September
30, 1998, from $8.6 million for the same period in 1997. The increase was the result of growth in the average balance of debt and equity securities, offset by a 46 basis point decline in the average yield on debt and equity securities from 6.47% for the three months ended September 30, 1997 to 6.01% for the same period in 1998.

Interest Expense

Interest expense for the three months ended September 30, 1998, was $41.2 million, compared to $34.3 million for the three months ended September 30, 1997, an increase of $6.9 million, or 19.9%. The increase in interest expense is related to a $571.2 million, or 22.2%, increase in the average balance of interest-bearing liabilities from $2.58 billion for the quarter ended September 30, 1997 to $3.15 billion for the quarter ended September 30, 1998. This increase reflects a $215.5 million increase in the average balance of interest-bearing deposits and a $355.7 million increase in the average balance of borrowed funds for the quarter ended September 30, 1998, as compared to the prior year quarter.

The increase in total deposits was primarily due to an increase in the average balance of savings accounts and certificates of deposit by offering competitive rates and through the acquisition of $150.0 million of brokered deposits of which $50.0 million were acquired during the quarter ended September 30, 1997 and $100.0 million during the third and fourth quarters of 1996. As of September 30, 1998, $139.7 million of brokered deposits remained outstanding. The higher deposit balances, partially offset by the lower average cost, resulted in an increase of $1.7 million in interest expense on deposits for the quarter ended September 30, 1998 as compared to the same quarter in 1997.

The average balance of borrowed funds increased $355.7 million from $765.8 million for the three months ended September 30, 1997 to $1.12 billion for the three months ended September 30, 1998. This increase, coupled with a 9 basis point decrease in the average cost, resulted in a $5.1 million increase in interest expense on borrowed funds, from $11.5 million for the quarter ended September 30, 1997 to $16.6 million for the quarter ended September 30, 1998. The increase in borrowings, principally reverse-repurchase agreements, are part of the Company's wholesale leverage strategy to improve its return on invested capital.

The proceeds from the increased deposits and borrowings were reinvested in real estate loans and investment securities.

Net Interest Income

Net interest income before provision for possible loan losses was $24.3 million for the three months ended September 30, 1998 as compared to $25.0 million for the three months ended September 30, 1997, a decrease of $728,000, or 2.9%. The net interest margin and spread for the quarter ended September 30, 1998, decreased to 2.59% and 1.74%, respectively, from 3.12% and 2.08%, respectively, for the prior year quarter due to the increase in the average balances of borrowed funds and deposits, combined with the decrease in the rates earned on real estate loans and mortgage-backed and related securities. The proceeds from the increased borrowings and deposits were used to fund loan originations and invest in debt and equity securities.

Provision for Possible Loan Losses

The provision for possible loan losses totaled $150,000 for the three months ended September 30, 1998 as compared to $150,000 for the three months ended September 30, 1997. The provision for possible loan losses for the three months ended September 30, 1998 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At September 30, 1998 and December 31, 1997, the allowance for possible loan losses amounted to $24.8 million and $24.0 million, respectively, and the ratio of such allowance to total non-performing loans was 443.19% at September 30, 1998 as compared to 370.82% at December 31, 1997.

The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and primarily encompasses multi-family, commercial real estate and construction and development loans. The result of these individual analyses is the allocation of the overall allowance to specific allowances for individual loans, both loans considered impaired and non-impaired.

The loan pool analyses are performed on the balance of the portfolio, primarily the one- to four-family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased, fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgages; residential construction loans; commercial construction loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter three sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the pool.

The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole such as, national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosures proceedings in the Company's local and other lending areas.

At September 30, 1998 and December 31, 1997, the loan portfolio continued to show significant growth in all sectors, and the mix has continued to change. At those dates, one- to four-family residential first mortgage loans were $849.7 million and $634.0 million, respectively, or 64.8% and 63.3%, respectively, of the gross loan portfolio. The relatively riskier multi-family, commercial real estate, construction and development, and home equity and second mortgage loans aggregated $452.5 million and $361.9 million, respectively, at those dates, or 34.5% and 36.1%, respectively, of the gross loan portfolio. Non-performing loans at those dates were $5.6 million and $6.5 million, respectively, of which $1.4 million and $2.7 million, respectively, were commercial real estate loans. The allowance for possible loan losses as a percent of loans was 2.03% and 2.46%, respectively, at those dates.

The quantitative information cited in the above paragraph indicates a continuing trend over this time horizon of (1) a dramatic increase in absolute dollars, and significant increase in relative dollars, in the relatively less risky one- to four-family residential first mortgage loans, (2) a steady increase in absolute dollars, and significant decrease in relative dollars, in the relatively riskier loans (as previously defined), and (3) a decrease in absolute dollars in non-performing loans. The application of the Company's formalized process for assessing the adequacy of the allowance for possible loan losses to the loan portfolio undergoing the changes cited during this time horizon has resulted in a relatively flat absolute dollar level of the allowance for possible loan losses and a steady decrease in the ratio of the allowance for possible loan losses to total loans. Management continues to believe the Company's reported allowance for possible loan losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Non-Interest Income

Non-interest income increased $4.0 million, or 167.8%, to $6.3 million for the quarter ended September 30, 1998 as compared to $2.3 million for the same period in the prior year. The increase was a result of a $1.3 million increase in net gains on sales of securities, a $2.1 million increase in mortgage banking operations income and a $332,000 increase in fees and service charges. The increase in net gains on securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. The increase in mortgage banking operations income, which includes gains from the sale of loans, was primarily due to an increased level of loan production and favorable market conditions in the secondary market.

Non-Interest Expense

Non-interest expense totaled $11.2 million for the quarter ended September 30, 1998 as compared to $10.5 million for the quarter ended September 30, 1997, an increase of $633,000, or 6.0%. The increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits of $1.5 million, which principally relates to the costs associated with additional commission and other compensation costs associated with the increased volume of loan originations, and to a lesser extent, an increase in office and occupancy expense.

Income Taxes

Total income tax expense increased $281,000, from $5.6 million recorded during the quarter ended September 30, 1997 to $5.9 million during the quarter ended September 30, 1998. The increase is primarily attributable to the increase in income before income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

General

The Company reported net income of $39.0 million for the nine month period ended September 30, 1998, or basic and diluted earnings per share of $1.01, as compared to net income of $24.0 million, or basic and diluted earnings per share of $0.60, for the corresponding period in 1997. Net income for the nine months ended September 30, 1997 included a $7.4 million, after tax, non-recurring expense relating to the funding of The Roslyn Savings Foundation (the "Foundation").

Interest Income

Interest income amounted to $194.3 million for the nine months ended September 30, 1998, representing an increase of $31.7 million, or 19.5%, from the same period in 1997. The increase was attributable to the growth in average interest-earning assets to $3.66 billion for the nine months ended September 30, 1998, from $2.95 billion for the nine months ended September 30, 1997. The growth in average interest-earning assets was primarily attributable to growth of $490.0 million in average real estate loans, net, $186.6 million in average mortgage-backed and mortgage related securities and $83.8 million in average debt and equity securities, offset by a $60.4 million decrease in average federal funds sold and repurchase agreements. This growth was primarily funded by increased deposits, borrowings and cash flows.

Interest income on real estate loans increased $27.8 million, or 65.9%, to $70.0 million for the nine months ended September 30, 1998, from $42.2 million for the same period in 1997. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased originations of one- to four-family, construction and development, home equity and second mortgages and commercial real estate loans. The increase in interest income for the nine months ended September 30, 1998, as compared to the same period in 1997, was partially offset by a 47 basis point decrease in the average yield on real estate loans, net from 8.65% for the nine months ended September 30, 1997 to 8.18% for the same period in 1998. The decline in the real estate loan yield was principally due to an increased concentration of one- to four-family real estate loans within the loan portfolio mix in 1998.

Interest income on mortgage-backed and mortgage related securities increased $5.3 million, or 5.8%, to $96.7 million for the nine months ended September 30, 1998, from $91.4 million for the same period in 1997. The increase was a result of a $186.6 million growth in the average balance of mortgage-backed and mortgage-related securities from $1.70 billion for the nine months ended September 30, 1997 to $1.89 billion for the nine months ended September 30, 1998, due to management's strategy of increasing its investment in loan based securities during early 1998. Partially offsetting this increase was a 33 basis point decline in the average yield on mortgage-backed and mortgage-related securities from 7.16% for the nine months ended September 30, 1997 to 6.83% for the same period in 1998.

Interest income on debt and equity securities increased $879,000, or 3.5%, to $25.9 million for the nine months ended September 30, 1998, from $25.0 million for the same period in 1997. The increase was the result of growth in the average balance of debt and equity securities, offset by a 74 basis point decline in the average yield on debt and equity securities from 6.59% for the nine months ended September 30, 1997 to 5.85% for the same period in 1998.

Interest income on federal funds sold and repurchase agreements decreased $2.5 million, or 67.6%, to $1.2 million for the nine months ended September 30, 1998, from $3.7 million for the same period in 1997. The decrease is due to the short-term liquidity position maintained by the Company in early January 1997 relating to the then pending offering of the Company's common stock and the anticipated return of approximately $1.08 billion in non-depository stock subscription funds.

Interest Expense

Interest expense for the nine months ended September 30, 1998, was $118.9 million, compared to $88.6 million for the nine months ended September 30, 1997, an increase of $30.3 million, or 34.2%. The increase in interest expense is related to a $680.4 million, or 28.9%, increase in the average balance of interest-bearing liabilities from $2.35 billion in 1997 to $3.03 billion in 1998. This increase reflects a $240.6 million increase in the average balance of interest-bearing deposits and a $510.4 million increase in the average balance of borrowed funds for the nine months ended September 30, 1998, as compared to the comparable period in 1997, offset by a $70.5 million decrease in average non-depository stock subscriptions.

The increase in total deposits is primarily due to an increase in the average balance of savings and certificates of deposit accounts, which was a result of the Bank's offering of more competitive rates, and through the acquisition of $150.0 million of brokered deposits of which $50.0 million were acquired during the quarter ended September 30, 1997 and $100.0 million during the third and fourth quarters of 1996. As of September 30, 1998, $139.7 million of brokered deposits remained outstanding. The effect of the higher average deposit balances, coupled with a 1 basis point decrease in the average cost, resulted in an increase of $8.6 million in interest expense on deposits to $72.8 million for the nine months ended September 30, 1998 as compared to $64.2 million for the same period in 1997.

The average balance of borrowed funds increased $510.4 million, from $527.4 million for the nine months ended September 30, 1997 to $1.04 billion for the nine months ended September 30, 1998. This increase, in addition to a 9 basis point increase in the average cost, resulted in an $23.0 million increase in interest expense on borrowed funds, from $23.1 million for the nine months ended September 30, 1997 to $46.1 million for the nine months ended September 30, 1998. The increase in borrowings, principally reverse-repurchase agreements, are part of the Company's wholesale leveraging strategy.

The average balance of non-depository stock subscriptions decreased from $70.5 million for the nine months ended September 30, 1997 to zero for the corresponding 1998 period. This decrease relates to the one-time expense incurred in the 1997 period relating to interest paid on stock subscription escrow funds received in connection with the offering of the Company's common stock.

The proceeds from the increase in deposits and borrowings were reinvested in real estate loans, investment securities, and, to a lesser extent, used to fund the treasury stock repurchase program.

Net Interest Income

Net interest income before provision for possible loan losses was $75.4 million for the nine months ended September 30, 1998 as compared to $74.0 million for the nine months ended September 30, 1997, an increase of $1.4 million, or 1.9%. The net interest margin and spread for the nine months ended September 30, 1998, decreased to 2.75% and 1.86%, respectively, from 3.34% to 2.32%, respectively, for the prior year comparable period due principally to the increase in the average balances of borrowed funds and deposits and a decrease in the yield on interest-earning assets. The proceeds from the borrowed funds and deposits were used to fund loan originations, invest in mortgage-backed and mortgage-related securities, and, to a lesser extent, used to fund share purchases for the treasury stock repurchase program.

Provision for Possible Loan Losses

The provision for possible loan losses totaled $750,000 for the nine months ended September 30, 1998 as compared to $450,000 for the nine months ended September 30, 1997. The provision for possible loan losses for the nine months ended September 30, 1998 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans.

Non-Interest Income

Non-interest income increased $9.0 million, or 145.7%, to $15.2 million for the nine months ended September 30, 1998 as compared to $6.2 million for the same period in the prior year. The increase was a result of a $4.7 million increase in net gains on sales of securities, a $3.2 million increase in mortgage banking operations income and a $370,000 increase in fees and service charges. The increase in net gains on securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. The increase in mortgage banking operations income was primarily due to an increased level of loan production and favorable market conditions in the secondary market.

Non-Interest Expense

Non-interest expense totaled $32.9 million for the nine months ended September 30, 1998 as compared to $44.2 million for the nine months ended September 30, 1997, a decrease of $11.3 million, or 25.7%. The decrease was primarily the result of the one-time $12.7 million charge associated with funding the Foundation included in the 1997 period. Excluding the effect of funding the Foundation, non-interest expense increased $1.4 million, or 4.2%, to $32.9 million for the nine months ended September 30, 1998 as compared to $31.5 million for the same period in 1997. Excluding the effect of funding the Foundation, the increase in non-interest expense was primarily attributable to an increase in compensation and employee benefits of $3.5 million, including the Company's SBIP and increased commission and other compensation costs associated with the increased volume of loan originations. Offsetting these increases was a decrease of $2.8 million in other non-interest expenses principally relating to a reduction in professional fees.

Income Taxes

Total income tax expense increased $6.5 million, from $11.5 million recorded during the nine months ended September 30, 1997 to $18.0 million during the nine months ended September 30, 1998. The increase was primarily attributable to both the increase in income before income taxes and the one-time charitable donation made by the Company to the Foundation in the first quarter of 1997. The Company's contribution of common stock to the Foundation was tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. The Company, however, was able to carry forward any unused portion of the deduction for five years following the year in which the contribution was made. Based on the Company's estimate of annual taxable income during the carry forward period (the five years following the time of contribution), the Company recognized a tax benefit of $5.3 million on the $12.7 million charitable donation during the first quarter of 1997.

Proposed Acquisition of T R Financial Corp.

On May 26, 1998, the Company and T R Financial Corp. (the holding company of Roosevelt Savings Bank) announced a definitive agreement to merge the holding companies in an exchange of stock transaction. Under the terms of the agreement, the merger will be structured as a tax-free stock-for-stock transaction that is intended to be accounted for as a pooling-of-interests. T R Financial Corp. shareholders will receive 2.05 shares of the Company's common stock for each share of T R Financial Corp. common stock held. The exchange ratio may be increased by the Company in the event that T R Financial Corp. exercises its rights under the merger agreement to terminate the merger agreement due to the price of the Company's common stock declining below certain levels established by formulas set forth in the merger agreement. In addition, in connection with the merger, each party acquired an option to purchase 19.9% of the other company's then issued and outstanding common stock. The options may only be exercised upon the occurrence of certain events (none of which have occurred). The merger will create a financial institution with $7.7 billion in assets and more than $4.1 billion in deposits. The combined institution will retain the Roslyn Bancorp, Inc. name. During the quarter ended September 30, 1998, both companies filed preliminary proxy materials with the Securities and Exchange Commission (the "SEC") in connection with each company's shareholders meeting to consider the proposed merger of the two holding companies. Additionally, applications with respect to the proposed merger were also filed with bank regulatory agencies. The transaction is subject to both regulatory and shareholder approvals and is expected to close in December 1998.

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

The primary investing activities of the Company are the origination of both one- to four-family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. During the nine months ended September 30, 1998 and 1997, the Bank originated loans in the amount of $893.0 million and $368.4 million, respectively. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $1.39 billion and $1.10 billion during the nine months ended September 30, 1998 and 1997, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities, deposit growth and by increases in borrowed funds during the nine months ended September 30, 1998. Loan sales provided additional liquidity to the Company, totaling $399.4 million and $144.2 million for the nine months ended September 30, 1998 and 1997, respectively.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements. At September 30, 1998, the Company had $993.9 million in reverse-repurchase agreements outstanding, and at December 31, 1997 there were $965.1 million in reverse-repurchase agreements outstanding. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse-repurchase agreements, to fund a significant portion of its asset growth.

At September 30, 1998 the Company had outstanding loan commitments to advance approximately $310.3 million for mortgage loans, primarily all of which were fixed-rate commercial and residential real estate loans. Management anticipates that it will have sufficient funds available to meet these loan commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 1998 totaled $1.06 billion. Based upon prior experience, and the Company's current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 1998 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-1 risk-based capital ratio and total-risk based capital ratio were 10.96%, 22.02% and 23.28%, respectively.

Year 2000 Compliance

The "Year 2000" Problem, as it is generally referred to, concerns the inability of certain computer hardware and software systems and associated applications to correctly recognize and process dates beyond December 31, 1999. Many computer programs were developed using only six digits to define the date field in their programs. Computer programs used by the Company, its suppliers or outside service providers that have date-sensitive software may recognize "00" as the year 1900, rather than the year 2000. Due to the nature of financial information, calculations that rely on the integrity of the date field for the correct processing of information could be significantly misstated, if corrective action is not timely taken.

State of Readiness

The Company has implemented a detailed Year 2000 Plan, according to the guidelines of the Federal Financial Institutions Examination Council, to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company.

In 1998, the Company initiated formal communications with all of its service providers, vendors, major fund providers, major borrowers and companies with which it has material investments, to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues. The Company's vendor relationships cover wide range of services which may or may not be subject to a contractual agreement. Where a contractual relationship exists between the company and a provider of services, and the company is exposed due to a failure on the part of the vendor to provide the service, whether due to Year 2000 or some other issue, the vendor would necessarily be subject to a breach of contract suit. In order to minimize the risk of material loss or disruption of the Company's business due to an issue involving date sensitive processing, the Company has not only required of all of these vendors their written assurances that they are proactively addressing Year 2000 issues within their operations, but the company is also requesting and taking advantage of opportunities to test and verify these claims.

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing. The Company utilizes a combination of in-house and service bureau applications, with the bulk of customer account processing being handled by a leading national vendor of data processing services for financial institutions. The Company has received written assurances that this service provider has completed its internal remediation of programs, and has substantially completed its remediation of issues related to interdependencies with other parties. The vendor has provided the Company with a Year 2000 compliant version of its system. The Company will participate in testing of both direct and indirect services commencing in November, 1998, and continuing through the first quarter of 1999.

The Company does not anticipate that there will be any significant or material condition which will impact this service provider's ability to deliver accurate data processing services before, during and after the transition to the new millennium, therefore no formal contingency plans exist at this time. However, results of system tests conducted by the Company and by other users of this service provider will be carefully monitored to ensure that all issues have been identified and successfully remediated.

Another national provider of data processing operations services the Company's residential mortgage loans. This vendor has also provided written assurances that it is meeting its objectives to be Year 2000 compliant by December 31, 1998. Should the vendor fail to demonstrate its ability to provide Year 2000 compliant service by March 31, 1999, the Company may invoke a contingency plan to move its servicing portfolio to an alternative, compliant vendor.

In addition to its outsourced systems, the Company relies on in-house, computer based financial accounting and mortgage origination systems. The Company is in the process of installing new software for both of these applications. The new systems have been certified by their respective vendors to be Year 2000 compliant. Language to that effect was included in the service contracts executed with the system vendors. Both of these revisions were planned around the business needs of the Company, not the ability or inability of the installed software to accommodate Year 2000 processing. Nevertheless, these mission critical system replacements are Year 2000 compliant, and therefore address that issue.

The balance of the Company's internal processing is supported by PC based systems, using industry standard software to run non-mission critical applications. Any software program or application which was not supported by the vendor, or which required an update to achieve Year 2000 capability, has been identified for replacement or upgrade. Equipment which contains embedded chips or microprocessors has also been tested and scheduled for upgrade or replacement where necessary. All such system enhancements are expected to be completed by first quarter of 1999. The cost to remediate these systems is immaterial, and is being expensed in the period in which it occurs. The majority of the related expenses are anticipated to be incurred and charged to the Company's 1998 operating results.

The Company believes it has developed an effective plan to address the Year 2000 problem and that, based on the available information, its Year 2000 transition will not have a material effect on its business, operations or financial results. However, the Company has no control over the progress of third parties in addressing their own Year 2000 issues. If the necessary changes are not effected or are not completed in a timely manner, or if unanticipated problems arise, there may be a material impact on the Company's financial condition and results of operations.

Cost to Address the Company's Year 2000 Issues

The Company's costs to achieve Year 2000 compliance are not expected to have material financial impact on the Company. The Company anticipates that its 1998 expenses related to Year 2000 issues will be approximately $120,000 and 1999 expenses will be approximately $50,000. The Company intends to fund such costs from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations.

Risks of Year 2000 Issues

To date, the Company has not identified any system which presents a material risk of failing to by Year 2000 compliant in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 transition, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer account transactions, including deposits, withdrawals, loan payments and disbursements; the inability to reconcile and record daily activity; the inability to process loan applications or to track delinquencies; the inability to generate checks or to clear funds. In addition, if any of the Company's major borrowers should fail to achieve Year 2000 compliance, and should they experience a disruption of their own businesses, their ability to meet their obligations to the Company may be seriously impaired. To mitigate credit risk in the case of large borrowers, the Company currently includes a clause relating to the borrower's Year 2000 awareness and preparedness in its loan commitment documents. In addition, 100% of all borrowers whose loans exceed $500,000 have been contacted to survey their Year 2000 readiness in order to anticipate any potential exposure. The dollar value of loans for which borrowers were surveyed equates to 70% of the permanent and construction loan portfolio in total. The Company has not contacted its largest dollar deposit customers to determine their readiness for Year 2000.

To the extent that the risks posed by the Year 2000 problem are pervasive in data processing and telecommunication services worldwide, or to the extent that disruption of a power utility prevents the

Company from gaining access to its systems, the Company cannot predict with certainty that it will remain materially unaffected by issues related to the Year 2000 problem, which are beyond the Company's control.

Contingency Plans

The Company is in the process of developing two types of contingency plans. Remediation plans will identify components of mission critical applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. Business Interruption Plans will ensure that the Company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000.

Remediation Planning: The Company expects to complete its Year 2000 transition
--------------------
and to have thoroughly tested its systems prior to any date of potential disruption. However, the Company is developing Year 2000 remediation plans for mission critical systems which are not already identified as compliant. If the results of testing of the Company's systems are not satisfactory, contingency plans will be invoked within sufficient time to assure successful implementation of a compliant alternative.

Business Interruption Plan: These plans would be invoked if unanticipated Year
--------------------------
2000 problems occur in production, similar to Disaster Recovery Plans. Essentially, they require that resources are planned for deployment to ensure that such an interruption does not threaten the viability of the Company. The Company will modify its current Business Resumption Plan to specifically address the special circumstances of a disruption due to a Year 2000 related component failure.

The discussion above contains certain forward-looking statements. Actual results may differ materially from the Company's expectations due to the nature and uncertainty of circumstances surrounding the Year 2000 problem. The Company may fail to identify systems that are not Year 2000 compliant, or the Company or other parties may fail to meet the dates and goals set above. If so, the extent and nature of efforts to then address those contingencies, to repair or replace the affected systems, the Company's ability to obtain qualified personnel, consultants or other resources and the success of those efforts cannot be stated with any degree of certainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk is presented at December 31, 1997 in Exhibit 13.0 to the Company's Annual Report of Form 10-K/A No.1, filed with the SEC. There have been no material changes in the Company's market risk at September 30, 1998 compared to December 31, 1997. The following is an update of the discussion provided therein:

General

The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds

There has been no material change in the composition of assets, deposit liabilities and wholesale funds from December 31, 1997 to September 30, 1998.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 1998, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 2.97%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position. If interest rates decrease, there will be a corresponding effect on the Company's interest rate margin and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 9.00% to 34.56% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 12.12% and 51.84% annually. Savings accounts were assumed to decay at 21.37%, 5.00%, 5.00%,

5.00%, 5.00% and 58.72%, and Super NOW and NOW accounts and money market accounts were assumed to decay at 20.00%, 5.00%, 5.00%, 5.00%, 5.00% and 60.00%, for the periods of up to one year, one to two years, two to three years, three to four years, four to five years, and over five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.


                                                                      At September 30, 1998
                            -------------------------------------------------------------------------------------------------------
                                                              Two                             Four
                              Up to          One              to             Three             to             Over
                              One           to Two           Three          to Four           Five            Five
                              Year          Years            Years           Years           Years            Years           Total
                            --------       -------          -------        --------         -------         --------        --------

                                                                   (Dollars in thousands)
Interest-earning
  assets (1):
   Debt and  equity
     securities(2)       $    167,272    $    15,110     $    66,744      $   48,968      $   10,259      $   351,397    $   659,750
   Mortgage-backed and
    mortgage related
     securities(2)            998,704        331,430         115,956          60,307          43,800          116,136      1,666,333
   Real estate loans,
     net(3)(4)                385,568        112,028         253,076         121,180          58,153          362,409      1,292,414
   Consumer and
     student loans(4)           7,854            438             418             337              23              570          9,640
                         -----------    -----------     -----------     -----------     -----------      -----------    -----------
      Total interest-
       earning assets      1,559,398        459,006         436,194         230,792         112,235          830,512      3,628,137

Interest-bearing
  liabilities:
   Money  market
      accounts                 17,518          4,380           4,380           4,380           4,380           52,553         87,591
   Savings accounts           100,865         23,489          23,489          23,489          23,489          277,173        471,994
   Super NOW and NOW
     accounts                  17,310          4,327           4,327           4,327           4,327           51,931         86,549
   Certificates of
     deposit                1,056,476        141,950          67,436          58,218           9,692           19,992      1,353,764
   Borrowed funds             477,618        105,000         200,000              --         211,300               --        993,918
                         -----------    -----------     -----------     -----------     -----------      -----------    -----------
      Total interest-
       bearing
       liabilities         1,669,787        279,146         299,632          90,414         253,188          401,649      2,993,816
                         -----------    -----------     -----------     -----------     -----------      -----------    ===========
Interest sensitivity
  gap(5)                 $  (110,389)   $   179,860     $   136,562     $   140,378     $  (140,953)     $   428,863    $   634,321
                         ===========    ===========     ===========     ===========     ===========      ===========    ===========

Cumulative interest
  sensitivity gap        $  (110,389)   $    69,471     $   206,033     $   346,411     $   205,458      $   634,321
                         ===========    ===========     ===========     ===========      ===========     ===========
Cumulative interest
  sensitivity gap as
  a percentage of
  total assets                 (2.97)%        1.87%           5.54%           9.31%            5.52%          17.06%
Cumulative interest-
  earning assets as a
  percentage of
  cumulative interest-
  bearing liabilities          93.39%       103.56%         109.16%         114.81%          107.93%         121.19%


(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Debt and equity and mortgage-backed and mortgage-related securities are shown at their respective carrying values. Equity securities primarily includes callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable.

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

Interest Rate Risk Compliance

The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1997. There have been no changes in the Board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 1998 compared to December 31, 1997 and the projected changes continue to fall within the Board of Directors approved limits at all levels of potential interest rate volatility.

PART II - OTHER INFORMATION
---------------------------

Item 1.   LEGAL PROCEEDINGS

           Not applicable

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

           Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

Item 5.   OTHER INFORMATION

           Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits
                 --------
          2.1 Agreement and Plan of Merger by and between Roslyn Bancorp, Inc. and T R Financial Corp., dated as of May 25, 1998*
          2.2 Roslyn Bancorp, Inc. Stock Option Agreement dated as of May 25, 1998; T R Financial Corp. Stock Option Agreement, dated as of May 25, 1998*
          3.1    Certificate of Incorporation of Roslyn Bancorp, Inc.**
          3.2    Bylaws of Roslyn Bancorp, Inc.**
          11.0   Statement re: Computation of Per Share Earnings
          27.0   Financial Data Schedule***

          (b)    Reports on Form 8-K
                 -------------------
                 None

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

                                  Exhibit Index
                                  -------------
                                                                          Page
                                                                          ----

11.0     Statement Re:  Computation of Per Share Earnings                  34
27.0     Financial Data Schedule (submitted only with filing
         in electronic filing)                                              -

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROSLYN BANCORP, INC.
                                  (Registrant)


Date:   November 16, 1998         By: /s/ Joseph L. Mancino
     ------------------------        -------------------------------
                                          Joseph L. Mancino
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Date:   November 16, 1998         By: /s/ Michael P. Puorro
     ------------------------        -------------------------------
                                          Michael P. Puorro
                                          Treasurer and Chief Financial Officer