Form 10-K
period 1998-12-31
ROSLYN BANCORP INC
filed 1999-03-31
CIK 1020828

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1998


                                    0-28886
                            Commission File Number

                             ROSLYN BANCORP, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

             Delaware                                     11-3333218
 -------------------------------         ------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             1400 Old Northern  Boulevard, Roslyn, New York  11576
          ----------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (516) 621-6000
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                           Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                [ ]

As of March 22, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,355,869,113. This figure is based on the closing price on the NASDAQ National Market for a share of the registrant's common stock on March 22, 1999 which was $17.625 as reported in the Wall Street Journal on March 23, 1999.

The Registrant had 76,928,744 shares of Common Stock outstanding as of March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                                                 Page
                                                                                                  No.
                                                                                                 -----
PART I

  Item 1.   Business...........................................................................    4

  Item 2.   Properties.........................................................................   54

  Item 3.   Legal Proceedings..................................................................   59

  Item 4.   Submission of Matters to a Vote of Security Holders................................   59


PART II

  Item 5.   Market for the Company's Common Equity and Related Stockholder Matters.............   59

  Item 6.   Selected Financial Data............................................................   59

  Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................   59

  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.........................   59

  Item 8.   Financial Statements and Supplementary Data........................................   59

  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...............................................................   59


PART III

  Item 10.  Directors and Executive Officers of the Company....................................   60

  Item 11.  Executive Compensation.............................................................   60

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................   60

  Item 13.  Certain Relationships and Related Transactions.....................................   60


PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................   60

SIGNATURES.....................................................................................   63

                                     PART I


ITEM 1. BUSINESS.
-----------------

     GENERAL

     Roslyn Bancorp, Inc. (also referred to as the Company or Registrant) was incorporated under Delaware law on July 26, 1996. On January 10, 1997, the Registrant acquired The Roslyn Savings Bank and subsidiaries (the Bank), Roslyn, New York, as part of the Bank's conversion from the mutual to stock form of organization (the Conversion). On January 10, 1997, Roslyn Bancorp, Inc. issued an aggregate of 43,642,459 shares of its common stock, par value $0.01 per share (Common Stock), of which 42,371,359 shares were issued in a subscription offering and 1,271,100 shares were issued to The Roslyn Savings Foundation (the Foundation), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $410.7 million of net conversion proceeds, of which $205.3 million was utilized for the acquisition of 100% of the outstanding stock of the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS) and the Securities and Exchange Commission (SEC). At December 31, 1998, the Company had consolidated total assets of $3.74 billion, deposits of $2.07 billion and stockholders' equity of $598.9 million. Currently, the Company's activities consist solely of managing the Bank and investing the portion of net conversion proceeds retained by the Company. The following discussion addresses the operations of the Bank and its subsidiaries.

     The Bank is a community-oriented stock savings bank which was originally chartered by the State of New York in 1875. In August 1995, the Bank completed its acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI), including its loan servicing portfolio, through its wholly owned mortgage banking subsidiary, Roslyn National Mortgage Corp.
(RNMC)(formerly Residential First, Inc. (RFI)). The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage-backed and mortgage related securities, and various debt and equity securities, one- to four-family residential mortgage loans and commercial real estate loans. The Bank also invests in multi-family, construction and development, home equity, second mortgage, consumer and student loans. It is the Bank's policy to generally sell, on a servicing retained basis, most longer-term fixed-rate and adjustable-rate one- to four-family loans as a method of managing its interest rate risk and increasing its loan servicing fee income. However, the Bank currently retains for its portfolio one- to four-family fixed-rate loans of up to 15 years plus loans in excess of 15 years which have interest rates of 8% or greater. The Bank's revenues are derived principally from the interest income generated by its investment securities, mortgage, consumer and commercial loans and from gains on loan sales and loan servicing fees. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities, and proceeds from the sale of loans and securities.

     The Bank's mortgage banking subsidiary, RNMC, conducts mortgage banking activities consisting of the origination, sale and servicing of one- to four-family loans secured by properties in the Bank's primary lending area as well as through RNMC's mortgage origination offices located in New York, New Jersey, Connecticut, Tennessee, Delaware, Pennsylvania, Virginia and Maryland. In addition, RNMC has established correspondent relationships with other lenders from whom RNMC will purchase loans. Currently, all of the Bank's origination of one- to four-family loans is conducted through RNMC, which originates loans on behalf of the Bank as well as for various other investors and financial institutions.

     In addition to RNMC, the Bank maintains various subsidiaries, which were incorporated in New York to either (a) maintain ownership of specific real estate properties the Bank has taken ownership over as a result of foreclosure or in connection with its lending activities (b) operate as a real estate investment trust (REIT) or (c) offer annuity and life insurance products. The Bank also offers savings bank life insurance through its Savings Bank Life Insurance (SBLI) department.

     As a New York State-chartered stock savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation
(FDIC). The Bank is regulated by the Superintendent of Banks of the State of New York, the New York Banking Board and the New York State Banking Department (NYSBD).

     On February 16, 1999, a merger between T R Financial Corp., a Delaware company and the Company was completed with the Company as the surviving corporation. The transaction will be treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. As part of this merger, on February 16, 1999, TR Financial Corp's. wholly owned subsidiary, Roosevelt Savings Bank, a New York State-chartered stock savings bank, was merged into the Bank. The combined bank retained the Roslyn name, and has $7.8 billion in assets, more than $4.2 billion in deposits and 25 full-service banking locations in Kings, Queens, Nassau and Suffolk Counties on Long Island, New York.

     Pursuant to the merger agreement, each share of T R Financial Corp. common stock was converted into the Company's stock at a fixed exchange ratio of 2.05. As a result, 17,347,768 shares of T R Financial Corp. common stock were exchanged for 35,528,785 shares of Roslyn common stock and a total of 1,746,876 T R Financial Stock Options were converted into options to purchase a maximum of 3,581,096 shares of the Company's common stock at an exercise price ranging from $2.20 to $17.32 depending on the exercise price of the underlying T R Financial stock option. Additionally under the agreement, five former officers and directors of T R Financial Corp. have joined the Boards of Directors of the Company and the Bank.

     The Company's executive offices are located at 1400 Old Northern Boulevard, Roslyn, New York 11576. The telephone number is (516) 621-6000.


MARKET AREA AND COMPETITION

     The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 1998, the Bank operated ten full service banking offices in Nassau and Suffolk Counties. The Bank's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located in Nassau and Suffolk Counties, which the Bank generally considers to be its primary market area. The Bank's primary lending area has also historically been concentrated in Nassau and Suffolk Counties. However, with the establishment of RNMC in August 1995, the Bank's primary lending area with regards to one- to four-family loans was broadened to include the areas surrounding RNMC's mortgage origination offices.

     The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service entities. Additionally, the Counties of Nassau and Suffolk have historically benefited from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. During the late 1980's and early 1990's, however, due in part to the effects of a prolonged period of weakness in the national economy, the decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan area experienced reduced levels of employment. In addition, the Counties of Nassau and Suffolk experienced reduced employment as a result of restructuring and downsizing in the high technology defense related industries. These conditions, in conjunction with a surplus of available commercial and residential property, resulted in an overall decline in the underlying values of properties located in the area during the late 1980s and early 1990s. Since 1993, the prices and values of real estate have stabilized and, in certain areas, the prices and values of real estate have increased.

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

     The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences and commercial real estate properties located in its primary lending area. At December 31, 1998, the Bank's gross loan portfolio including loans held for sale and loans held for investment totaled $1.30 billion, of which $835.4 million were one- to four-family residential mortgage loans, or 64.21% of total gross loans, and $273.0 million were commercial real estate loans, or 20.99% of total gross loans. At such date, the remainder of the loan portfolio consisted of $49.6 million of multi-family loans, or 3.81% of total gross loans; $83.4 million of construction and development loans, or 6.41% of total gross loans; $47.8 million of home equity and second mortgage loans, or 3.68% of total gross loans; $10.4 million of consumer loans, primarily consisting of private banking, passbook, modernization and personal secured and unsecured loans, or 0.80% of total gross loans; and $1.3 million of student loans, or 0.10% of total gross loans. Included in first mortgage loans secured by one- to four-family residences is approximately $228.1 million of purchased loans.

     The following table sets forth the composition of the Bank's loan portfolio, including loans held-for-sale, in dollar amounts and in percentages of the respective gross loan portfolios at the dates indicated.


                                                               At December 31,
                          ----------------------------------------------------------------------------------------
                                   1998                             1997                           1996
                          ------------------------        ------------------------        ------------------------
                                           Percent                         Percent                         Percent
                                             of                              of                              of
                             Amount         Total            Amount         Total            Amount         Total
                          -----------    ---------        -----------    ---------        -----------    ---------
                                                           (Dollars in thousands)
Real estate loans:
 One-to four-family        $  835,364      64.21%          $  633,957        63.28%        $  263,373        49.83%
 Multi-family                  49,576       3.81               44,006         4.39             46,576         8.81
 Commercial real estate       273,017      20.99              248,607        24.82            168,797        31.94
 Construction
  and development              83,433       6.41               52,269         5.22             37,459         7.09
 Home equity
  and second mortgage          47,832       3.68               16,974         1.69              9,506         1.80
Consumer (1)                   10,402       0.80                4,686         0.47              1,241         0.23
Student                         1,285       0.10                1,296         0.13              1,576         0.30
                          -----------    ---------        -----------    ---------        -----------    ---------
 Gross loans                1,300,909     100.00%           1,001,795       100.00%           528,528       100.00%
                                         =========                       ==========                      ==========
Less:
 Unamortized discounts,
   net                          3,911                           5,974                             701
 Deferred loan (costs)/fees      (719)                          1,522                             917
 Deferred
  mortgage interest               685                             696                             566
 Allowance for
  possible loan losses         24,779                          24,029                          23,320
                          -----------                      ----------                        --------
   Total loans, net         1,272,253                         969,574                         503,024
Less:
Loans held-for-sale, net:
 One- to four-family           79,991                          13,987                          12,558
 Student                        1,285                           1,296                           1,576
                          -----------                      ----------                        --------
 Loan receivable held
   for investment, net    $ 1,190,977                      $  954,291                        $488,890
                          ===========                      ==========                        ========



                                               At December 31,
                          --------------------------------------------------------
                                   1995                             1994
                          ------------------------        ------------------------
                                           Percent                         Percent
                                             of                              of
                             Amount         Total            Amount         Total
                          -----------    ---------        -----------    ---------
                                            (Dollars in thousands)
Real estate loans:
 One-to four-family       $  197,357         48.41%       $   153,203        41.52%

 Multi-family                 36,353          8.92             18,617         5.05
 Commercial real estate      124,976         30.65            114,317        30.98
 Construction
  and development             41,611         10.21             56,163        15.22
 Home equity
  and second mortgage          3,672          0.90              4,346         1.18
Consumer (1)                   1,760          0.43              1,680         0.46
Student                        1,959          0.48             20,626         5.59
                          -----------    ---------        -----------    ---------
 Gross loans                 407,688        100.00%           368,952       100.00%
                                         =========                       =========
Less:
 Unamortized discounts,
   net                           763                              978
 Deferred loan (costs)/fees      666                              611
 Deferred
  mortgage interest              493                              145
 Allowance for
  possible loan losses        23,350                           25,127
                          -----------                     -----------
   Total loans, net          382,416                          342,091
Less:
Loans held-for-sale, net:
 One- to four-family          15,278                                -
 Student                       1,873                                -
                          -----------                     -----------
 Loan receivable held
   for investment, net    $   365,265                     $   342,091
                          ===========                     ===========



(1) Consumer loans originated consist of private banking, personal secured, personal unsecured, modernization and passbook loans. Private banking, personal secured and personal unsecured loans were originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan products.

     Loan Originations. Prior to the establishment of its mortgage banking subsidiary, RNMC, in August 1995, all of the Bank's loan origination activity was conducted directly by the Bank's loan personnel at its branch offices and through referrals from local real estate agents, attorneys and builders. While the Bank continues to directly originate all commercial real estate, multi-family, construction and development, home equity, second mortgage, consumer and student loans, since the establishment of RNMC in August 1995, all one- to four-family loan origination activity has been conducted through RNMC. RNMC's commissioned loan officers operate in the Bank's full-service banking offices as well as through RNMC's mortgage origination offices.

     All loans originated by the Bank, or by RNMC on behalf of the Bank, are underwritten pursuant to the Bank's loan underwriting policies and procedures. The Bank originates both adjustable-rate and fixed-rate one- to four-family loans, multi-family loans, commercial real estate loans, home equity and second mortgage loans, construction and development loans, consumer loans and student loans. Commencing in 1993, the Bank has placed increased emphasis on the origination and retention of one- to four-family loans and commercial real estate loans to selected real estate developers operating within the Bank's primary market area. In 1998, the Bank emphasized the sale of one- to four-family loans to the secondary market. In 1995, the Bank began to phase out its direct student loan originations (except for its direct lending program with the Student Loan Marketing Association (SLMA)) in response to the federal government's initiation of the Federal Family Education Loan Program, which is a direct student lending program. The Bank's and RNMC's ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

     During 1998, the Bank purchased in bulk, $7.8 million of residential whole loans from unaffiliated originators. The Bank discontinued its loan purchase program during early 1998 since the Bank's mortgage Company's loan production reached an appropriate level to meet the Bank's portfolio needs. It is not anticipated that the Company will resume this program in the near future. Previously, it was the Company's strategy to leverage the Bank's balance sheet due to the large capital base resulting from the Company's January 1997 public offering. It simultaneously represented an effort to increase the Company's loan to deposit and loan to asset ratios.

     Loan Sales, Servicing and Mortgage Banking Activities. Prior to the establishment of RNMC, the Bank's loan sale, purchase and servicing activities were primarily conducted directly by the Bank. Since August 1995, all of the Bank's mortgage banking operations have been conducted through RNMC with the exception of the servicing of one- to four-family loans originated by the Bank prior to the establishment of RNMC, which continued to be serviced by the Bank through June 30, 1998 and thereafter are being serviced directly by a third party provider (Cenlar) on behalf of the Bank. RNMC was formed in conjunction with the Bank's August 1995 acquisition of certain assets and liabilities, including the loan servicing portfolio, RMBI, a mortgage banking firm then operating in the New York Counties of Nassau, Suffolk, Queens and Albany and the New Jersey Counties of Morris and Monmouth. RNMC's activities are directed by its executive officers, with such activities being overseen by the Bank.

     RNMC originates one- to four-family loans through commissioned loan personnel and through referrals from real estate brokers, builders, developers and other sources. RNMC also utilizes a network of approved mortgage brokers and loan correspondents to originate mortgage loans. As a mortgage banking company, RNMC originates one- to four-family loans for sale to the Bank, as well as a variety of other investors, including financial institutions and securities brokerage firms. RNMC also originates loans for sale directly to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) based upon loan terms and underwriting criteria provided to RNMC by such agencies. RNMC delivers loan products to investors in the form of whole loans and in the form of mortgage-backed securities issued by FNMA and FHLMC, which it receives in exchange for the sale of whole loans to such agencies. RNMC's one- to four-family loan production is not dedicated to the Bank as RNMC offers a variety of competing loan products to customers pursuant to loan programs that are pre-approved by other potential loan investors. Accordingly, the Bank competes with RNMC's other investors for the purchase of one- to four-family loans on the basis of rates and terms. Based upon an ongoing best execution analysis, RNMC sells loans on a servicing retained or a servicing released basis. The Bank may revise its policy as to the types of loans it will originate for investment through RNMC based upon an analysis of the current and anticipated market interest rates and other market conditions. It is currently the policy of the Bank to retain for its portfolio investment certain adjustable-rate one- to four-family loans and fixed-rate one- to four-family mortgage loans with terms of up to fifteen years plus loans in excess of fifteen years which have interest rates of 8% or more originated by RNMC. For the year ended December 31, 1998, RNMC originated $1.03 billion of loans of which $363.4 million were purchased by the Bank for its loan portfolio. RNMC currently does not offer commercial real estate, multi-family, construction and development, home equity, second mortgage or consumer loans.

     The primary funding source for the loans originated by RNMC is provided by the Bank through a $190.0 million revolving line of credit. The borrowings on the line of credit are immediately paid down by RNMC upon the sale of loans. At December 31, 1998, $150,000 of RNMC's mortgage loans were pledged to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." The notes are repaid as the related mortgage loans are sold or collected.

     RNMC's mortgage banking revenues generally consist of loan origination fees, interest income earned on mortgages during the period they are held-for-sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of any loan servicing.

     Between the time RNMC issues loan commitments and the time such loans, or the securities into which the loans are converted, are sold, RNMC is exposed to movements in the market price due to changes in market interest rates. RNMC attempts to manage this risk by utilizing forward cash sales to FNMA, FHLMC and other approved investors or agencies and forward sales of mortgage-backed securities to securities brokers and dealers, other financial institutions and private investors (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, RNMC attempts to cover between 75% and 105% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments RNMC will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates as to closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan originations and purchases and management's estimates can expose the Bank and RNMC to losses. If RNMC is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, RNMC may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at premium for delivery. While the aforementioned activity is managed continually, there can be no assurance that RNMC will be successful in its efforts to eliminate the risk of interest rate fluctuation between the time of the loans origination or purchase commitments are issued and the ultimate sale of the loans.

     Currently, the Bank services all of its commercial real estate, construction and development, multi-family, home equity, second mortgage, consumer and student loans. All one- to four-family loans originated by the bank for its portfolio prior to its establishment of RNMC on August 1, 1995 are serviced by a third party service provider on behalf of the Bank, the same third party service provider services all loans RNMC originates on behalf of the Bank as well as for all conforming loans sold to other investors. All FHA and VA loans are sold, on a servicing-released basis, as are other selected loans sold to private institutional investors. In addition, in connection with the Bank's acquisition of certain liabilities and assets from RMBI, the Bank acquired the servicing rights of $623.0 million of loans sold by RMBI. At December 31, 1998, RNMC's loan servicing portfolio, totaled $1.51 billion, primarily consisting of conforming fixed-rate loans. Excluding RNMC, the Bank's loan servicing portfolio totaled $521.7 million as of December 31, 1998 and primarily consisted of one-to four-family, commercial real estate and construction and development loans. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. During 1998 RNMC and the Bank utilized a third party subservicer, Cenlar, to service all loans. Cenlar receives an annual flat fee per loan and any ancillary fee income and RNMC recognizes servicing fee income in excess of servicing fees paid to Cenlar and retains the use of the escrow balances. During the year ended December 31, 1998, the Bank, through RNMC, sold without recourse, approximately $343.2 million of whole loans with loan servicing retained.

  The following table set forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated and includes RNMC's loan originations on behalf of the Bank.



                                                     1998            1997            1996
                                                  -----------    -----------     ------------
                                                               (In thousands)
Gross loans (1):
 Balance outstanding at beginning of year      $    1,001,795  $      528,528  $      407,688
                                                  -----------     -----------     -----------
  Loans originated:
      One- to four-family                           1,033,825         320,465         299,292
      Multi-family                                      7,000           7,000          14,000
      Commercial real estate                           59,014          83,775          59,555
      Construction and development                    101,873          75,271          42,540
      Home equity and second mortgage                  43,130          12,078           8,943
      Consumer and student (2)                         12,998           9,846           3,958
                                                  -----------     -----------     -----------
        Total loans originated                      1,257,840         508,435         428,288
  Loans purchased                                       7,778         303,363          12,734
                                                  -----------     -----------     -----------
        Total loans originated and
           purchased                                1,265,618         811,798         441,022
                                                  -----------     -----------     -----------
  Less:
     Principal repayments                             284,690         126,127          95,069
     Sales of loans                                   681,677         212,231         221,989
     Transfers to real estate owned                       137              82             997
     Principal charged-off                                  -              91           2,127
                                                  -----------     -----------     -----------
       Total loans                                  1,300,909       1,001,795         528,528
  Less:  Loans held-for-sale, net                      81,276          15,283          14,134
                                                  -----------     -----------     -----------
  Loans receivable held for investment at end
     of year                                   $    1,219,633  $      986,512  $      514,394
                                                  ===========     ===========     ===========



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

 The following table shows the maturity of the Bank's loan portfolio at December 31, 1998. Loans held-for-sale are included in the within one year maturity category. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $284.7 million, for the year ended December 31, 1998.



                                                                       At December 31, 1998
                                               ---------------------------------------------------------------------------
                                                                       Real Estate Loans
                                               ---------------------------------------------------------------------------
                                                                                                                   Home
                                                 One- to                      Commercial      Construction      Equity and
                                                  Four-         Multi-           Real             and             Second
                                                  Family        Family          Estate        Development        Mortgage
                                               ----------    ----------     ------------    --------------    ------------
                                                                            (In thousands)
Amounts due:
 Within one year                              $  82,033         $  432         $  9,655          $ 25,824        $     866
                                             ----------         --------       --------          --------        ---------
 After one year:
   More than one year to three years                891               -           10,850            50,642           1,220
   More than three years to five years            6,556               -           17,044             6,967           4,105
   More than five years to 10 years              24,198           44,831         195,512                -            7,179
   More than 10 years to 20 years               312,794            4,313          39,626                -            2,604
   More than 20 years                           408,892               -              330                -           31,858
                                             ----------         --------        --------         ---------       ---------
   Total due after December 31, 1999            753,331           49,144         263,362            57,609          46,966
                                             ----------         --------        --------         ---------       ---------
   Total amount due                          $  835,364         $ 49,576       $ 273,017         $  83,433        $ 47,832
                                             ==========         ========       =========         =========       =========
    Less:
        Unamortized (premiums),net
        Deferred loan fees, net
        Deferred mortgage (expense)
        Allowance for possible loan losses
    Total loans, net
    Less:  Loans held-for-sale, net

    Loans receivable held for
     investment, net


                                                       At December 31, 1998
                                               ------------------------------------

                                                                           Total
                                                                           Loans
                                                Consumer     Student     Receivable
                                               ----------   ----------   ----------
                                                        (In thousands)
Amounts due:
 Within one year                               $    8,750   $    1,285   $  128,845
                                               ----------   ----------   ----------
 After one year:
   More than one year to three years                  373            -       63,976
   More than three years to five years              1,068            -       35,740
   More than five years to 10 years                   211            -      271,931
   More than 10 years to 20 years                       -            -      359,337
   More than 20 years                                   -            -      441,080
                                               ----------   ----------   ----------
   Total due after December 31, 1999                1,652            -    1,172,064
                                               ----------   ----------   ----------
   Total amount due                             $  10,402  $     1,285   $1,300,909
                                               ==========   ==========
    Less:
        Unamortized discounts, net                                            3,911
        Deferred loan (costs), net                                             (719)
        Deferred mortgage interest                                              685
        Allowance for possible loan losses                                   24,779
                                                                         ----------
Total loans, net                                                          1,272,253
Less:  Loans held-for-sale, net                                             (81,276)
                                                                         ----------
Loans receivable held for
   investment, net                                                       $1,190,977
                                                                         ==========

     The following table sets forth at December 31, 1998, the dollar amount of gross loans receivable contractually due after December 31, 1999, and whether such loans have fixed or adjustable interest rates.




                                                        Due After December 31, 1999
                                              -------------------------------------------
                                                  Fixed        Adjustable      Total
                                              -------------  -------------  -------------
                                                                 (In thousands)
Real estate loans:
  One- to four-family                         $     506,054  $     247,277  $     753,331
  Multi-family                                       31,053         18,091         49,144
  Commercial real estate                            141,799        121,563        263,362
  Construction and development                            -         57,609         57,609
  Home equity and second mortgage                    13,905         33,061         46,966
                                                -----------    -----------    -----------
     Total real estate loans                        692,811        477,601      1,170,412
Consumer and student loans (1)                        1,652              -          1,652
                                                -----------    -----------    -----------
                                              $     694,463  $     477,601  $   1,172,064
                                                ===========    ===========    ===========

______________
(1) Includes private banking, personal secured, personal unsecured, modernization and passbook loans.



     One- to Four-Family Loans. The Bank, through RNMC, currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to forty years located in the Bank's primary market area, as well as in the New York, New Jersey, Connecticut, Delaware, Tennessee, Pennsylvania, Virginia and Maryland areas in which RNMC operates mortgage origination offices. One- to four-family mortgage loan originations are generally obtained from RNMC's loan representatives operating in the Bank's branch offices and RNMC's mortgage origination offices, and through their contacts with the local real estate industry and through direct consumer advertising. Additionally, from time to time the Bank may purchase residential one- to four-family loans in the secondary market. All loans purchased in the secondary market are quality control reviewed for adherence to the Bank's underwriting standards.

     At December 31, 1998, the Bank's one- to four-family loans totaled
$835.4 million, or 64.21% gross loans. Of the one- to four-family loans outstanding at that date, 62.22% were fixed-rate loans and 37.78% were adjustable-rate mortgage loans. The Bank, through RNMC, offers fixed-rate mortgage loans with terms of ten, fifteen, twenty and thirty years. The Bank, through RNMC, currently offers a number of adjustable-rate mortgage loans with terms of up to forty years and interest rates which adjust annually from the outset of the loan or which adjust annually after a three, seven or ten year initial fixed-rate period. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year and five year Constant Maturity Treasury (CMT) Index. Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan. Certain of the Bank's adjustable-rate mortgage loans can be converted to fixed-rate loans with interest rates based upon the then-current market rates plus a varying margin.

     The volume and type of adjustable-rate mortgage loans originated by RNMC on behalf of the Bank have been affected by such market factors as interest rates, competition, consumer preferences and the availability of funds. The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, and thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity thereof.

     One- to four-family residential mortgage loans are generally underwritten according to FNMA and FHLMC guidelines. The Bank, through RNMC, generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or the selling price of the property securing the loan up to a maximum amount of $600,000 for loans originated for sale and up to a maximum amount of $1 million for loans to be sold to private investors, subject to certain exceptions to these guidelines which must be approved by either the Chief Executive Officer or Senior Lending Officer and reviewed by the Board of Directors. The Bank currently requires private mortgage insurance to be obtained for loans in excess of an 80% loan to value ratio. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     In an effort to provide financing for low and moderate income home buyers, RNMC participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency (SONYMA) and the New Jersey Mortgage Housing Finance Agency (NJMHFA). The SONYMA and NJMHFA mortgage programs provide low and moderate income households with fixed-rate loans which are generally below prevailing fixed-rate mortgages and which allow below market down payments.

     Multi-Family Lending. The Bank originates fixed- and adjustable-rate multi-family mortgage loans generally secured by forty to four hundred unit apartment buildings located in the Bank's primary market area. At December 31, 1998, the Bank's multi-family loan portfolio was $49.6 million, or 3.81% of total gross loans. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Additionally, factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan may be made in an amount up to 75% of the lower of the appraised value or sales price of the underlying property with amortization periods of up to 30 years. The Bank's adjustable-rate multi-family loans are originated with rates that are generally fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.50% to 2.50%. Ten year fixed-rates based on similar spreads are also available. The Bank offers multi-family loans with terms of up to ten years. The Bank's current policies limit the amount of multi-family loans the Bank may have to 25% of the aggregate loan portfolio. The Bank's current policies limit such loans to $10 million per project and an aggregate of $30 million in loans outstanding per borrower, although the Bank will make exceptions to this policy provided full Board approval for the loan is obtained. In addition, the Bank generally requires a debt service coverage ratio of a minimum of 120%. The Bank also requires an appraisal on the property conducted by an independent appraiser and title insurance. Additionally, the Bank requires a market occupancy rate of at least 90% prior to lending for multi-unit apartment buildings.

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

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes which are located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1998, was $10 million per project and an aggregate of $30 million in loans outstanding per borrower. The Bank will make exceptions to this policy provided full board approval for the loan is obtained. These loans may be made with terms up to 20 years and are generally offered at interest rates which adjust in accordance with the CMT Index. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%. At December 31, 1998 the Bank's commercial real estate loan portfolio totaled approximately $273.0 million, or 20.99% of gross loans.

     Construction and Development Lending. The Bank originates loans for the development of commercial and residential property located in its primary market area. The Bank will originate loans for the acquisition of commercial and residential property located in its primary market area only if such acquisition loan is part of an overall development loan. Construction and development loans are offered primarily to experienced local developers operating in the Bank's primary market area. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential, multi-family and commercial real estate properties located in the Bank's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 1998, the Bank had $84.4 million of construction loan commitments for the construction of one- to four-family properties.
Construction loans are generally offered with terms up to three years for residential property and up to two years for multi-family and commercial property. Construction loans may be made in amounts up to 90% of the estimated cost of construction. With respect to construction loans, the Bank's policy is to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed generally on a monthly basis in increments as construction progresses and as inspections by the Bank's supervising engineer warrant.

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

     Home Equity and Second Mortgage Lending. The Bank offers fixed-rate, fixed term home equity loans and adjustable rate home equity lines-of-credit in its primary market area. Standard fixed rate, fixed term home equity loans are offered in amounts of up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000. Standard adjustable rate home equity lines-of-credit are offered in either, a) amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum line amount of $100,000, or, b) amounts up to 70% of the appraised value of the property (including the first mortgage) on lines greater than $100,000, to a maximum line of $250,000.

     The Bank also offers home equity loans and lines-of-credit for individuals whose loan-to-value ratios or expense ratios exceed that used for the standard product. The alternative loan-to-value product offers loans or lines-of-credit up to 90% of the property value (including the first mortgage) to a maximum of $100,000. The alternative income product offers loans or line-of-credit up to a maximum of 65% of the property value (including the first mortgage) up to a maximum of $100,000. The alternative loan products carry an interest rate greater than that offered on the standard products.

     Consumer and Student Lending. The Bank's portfolio of consumer and student loans primarily consists of private banking, secured and unsecured personal loans, and home improvement loans. Private banking entails offering a wide array of deposit and loan products that are customized to meet the needs of a specific client base, principally composed of entrepreneurs, professionals and senior corporate executives. Private banking can be either fixed or adjustable rate, secured or unsecured and typically have a maturity of one year or less, or are payable on demand. Unsecured personal loans are offered with a maximum term of 5 years and maximum amount of $15,000. Secured personal loans are collateralized with deposits from any federally insured financial institution. Secured personal loans have a maximum term of 5 years and a maximum amount of $50,000. Home improvement loans are offered to homeowners for the purpose of modernization and maintenance of owner-occupied properties for terms up to 5 years and to a maximum loan amount of $20,000. The Bank offers both subsidized and unsubsidized student loans through a forward purchasing and servicing agreement with the Student Loan Marketing Association (Sallie Mae).

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Executive Committee, comprised of rotating members of the Board of Directors, to review and approve loans in amounts greater than management's approval limits. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: commercial real estate loans of up to $1.0 million can be approved by the President or Senior Lending Officer plus one additional officer in the Lending Division; all commercial real estate loans, multi-family loans, construction loans and loan participations in excess of $1.0 million require the approval of the Executive Committee of the Board of Directors; when these loans exceed $5.0 million, they require the approval of the Board of Directors. Home equity loans, lines of credit, personal loans, and home improvement loans are approved by a Consumer Loan Officer up to a defined maximum amount established by the Board of Directors. Loan amounts greater than the defined maximum amount must be countersigned by the Senior Consumer

Lending Officer. Residential loan approval authority limits have been established by RNMC's Management and approved by its Board of Directors. These limits require approval by senior personnel for loans that carry greater risks based upon underwriting criteria.

     With respect to all loans originated by RNMC on behalf of the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by appraisers approved by the Bank. For proposed mortgage loans, the Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's underwriting policies must be noted on an underwriting standards checklist and approved by the Executive Committee for loans of up to $5.0 million and by the Board of Directors for loans of $5.0 million or more. The Bank subjects all loan commitments for non-residential mortgage loans to an environmental site assessment.

Delinquent Loans, Real Estate Owned and Classified Assets

     Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed, that a delinquency notice be mailed no later than the 16th day of delinquency and a late charge assessed after 15 days. The Bank's subservicer, Cenlar, follows similar delinquency procedures. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, such suspension is warranted. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (REO) and is recorded at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

     At December 31, 1998, the Bank's real estate owned, net, consisted of foreclosed assets totaling $532,000 and was held directly by the Bank and its subsidiaries which were formed for the purpose of holding and maintaining certain real estate owned. See "Subsidiary Activities." At such date, real estate owned, was comprised of one- to four-family properties with an aggregate carrying value of $203,000 and commercial real estate properties with an aggregate carrying value of $828,000. Bank personnel or an independent inspector generally conducts periodic external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Bank will charge- off any loan principal it deems uncollectible at such time. Bank personnel conduct monthly reviews of its foreclosed real estate and periodically adjust its valuation allowance for possible declines in the value of real estate owned. The Bank's allowance for possible losses on real estate owned at December 31, 1998 totaled $499,000, or 48.4% of the aggregate gross value of real estate owned. The Bank is currently offering for sale all real estate owned as a result of foreclosure through brokers and through its own personnel.

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

     The Bank's senior management reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. At December 31, 1998, the Bank had $6.5 million of loans designated as Substandard, consisting of 48 commercial real estate and one- to four-family loans, and no loans classified as Doubtful or Loss. At December 31, 1998, the Bank had $20.4 million of assets designated as Special Mention, consisting of 27 commercial real estate and one- to four-family loans, which were designated due to past loan delinquencies.

        The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:



                                                                    At December 31, 1998
                                                ------------------------------------------------------------
                                                        60-89 Days                 90 Days or More
                                                ----------------------------    ----------------------------
                                                                  Principal                       Principal
                                                    Number         Balance          Number         Balance
                                                   of Loans        of Loans        of Loans        of Loans
                                                ------------    ------------    ------------    ------------
                                                        (Dollars in thousands)
One-to four-family                                      9        $       776           28        $     3,639
Multi-family                                            -                  -            -                  -
Commercial real estate                                  -                  -            2              1,020
Construction and development                            -                  -            -                  -
Home equity and second mortgage                         -                  -            1                  3
Consumer (1)                                            2                  9            3                 25
Student loans                                           -                  -            -                  -
                                                ------------    ------------    ------------    ------------
Total                                                  11       $        785           34       $      4,687
                                                ============    ============    ============    ============
Deliquent loans to total loans (2)                                      0.06%                          0.39%
                                                                ============                    ============



                                                                    At December 31, 1997
                                                ------------------------------------------------------------
                                                        60-89 Days                 90 Days or More
                                                ----------------------------    ----------------------------
                                                                  Principal                       Principal
                                                    Number         Balance          Number         Balance
                                                   of Loans        of Loans        of Loans        of Loans
                                                ------------    ------------    ------------    ------------
                                                        (Dollars in thousands)
One-to four-family                                      8       $      1,045          23        $      2,437
Multi-family                                            -                  -           -                   -
Commercial real estate                                  3                448           4               2,060
Construction and development                            -                  -           -                   -
Home equity and second mortgage                         -                  -           1                   3
Consumer (1)                                            -                  -           1                  19
Student loans                                           -                  -           -                   -
                                                ------------    ------------    ------------    ------------
Total                                                  11       $      1,493          29        $      4,519
                                                ============    ============    ============    ============
Deliquent loans to total loans (2)                                      0.15%                          0.46%
                                                                ============                    ============



                                                                   At December 31, 1996
                                                ------------------------------------------------------------
                                                        60-89 Days                   90 Days or More
                                                ----------------------------    ----------------------------
                                                                  Principal                       Principal
                                                    Number         Balance          Number         Balance
                                                   of Loans        of Loans        of Loans        of Loans
                                                ------------    ------------    ------------    ------------
                                                        (Dollars in thousands)
One-to four-family                                      6       $        475          21        $      1,853
Multi-family                                            -                  -           -                   -
Commercial real estate                                  -                  -           8               4,004
Construction and development                            -                  -           1                 602
Home equity and second mortgage                         -                  -           -                   -
Consumer (1)                                            1                  5           1                   8
Student loans                                           -                  -           -                   -
                                                ------------    ------------    ------------    ------------
Total                                                   7       $        480         31         $      6,467
                                                ============    ============    ============    ============
Deliquent loans to total loans (2)                                      0.09%                          1.26%
                                                                ============                    ============

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

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans and REO.

                                                                 At December 31,
                                          ---------------------------------------------------------------------
                                              1998           1997          1996           1995          1994
                                          -----------    ----------    -----------    ----------    -----------
                                                             (Dollars in thousands)
Non-accrual loans (1):
 One- to four-family                        $  4,351       $  3,676      $   2,764     $    2,965    $     4,708
 Multi-family                                      -              -              -              -            263
 Commercial real estate                        1,403          2,723          5,374          8,650         16,519
 Construction and development                      -              -            602            150          2,900
 Home equity                                      62             62              -              -              -
 Consumer (2)                                     25             19              -              -              -
                                          ----------       ----------     ----------   -----------     -----------
  Total non-accrual loans                      5,841          6,480          8,740         11,765         24,390
Loans contractually past due 90 days or
  more, other than non-accruing                  271              -              -            408            665
                                          ----------     ----------     ----------     ----------      ---------
  Total non-performing loans                   6,112          6,480          8,740         12,173         25,055
Real estate owned, net (3)                       532            157          1,698          6,047          3,359
                                          ----------     ----------     ----------     ----------      ---------
  Total non-performing assets               $  6,644     $    6,637     $   10,438     $   18,220      $  28,414
                                           =========     ==========     ==========     ==========      =========
Allowance for possible loan losses as a
   percent of total loans (4)                   2.04%          2.46%          4.55%          6.01%           6.84%
Allowance for possible loan losses as a
  percent of total non-performing loans (4)
   (5)                                        405.42%        370.82%        266.82%        191.82%         100.28%

Non-performing loans as a percent of total
  loans (4) (5)                                 0.50%          0.66%          1.71%          3.13%           6.82%
Non-performing assets as a percent of total
  assets (6) (7)                                0.18%          0.18%          0.29%          1.14%           1.98%

(1) Includes restructured loans which are less than 90 days past due but which have not yet complied with the terms of their restructuring agreement for a satisfactory period of time.
(2) Includes private banking, personal secured, personal unsecured, modernization and passbook loans. Private banking, personal secured and personal unsecured loans were originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan products.
(3) REO balances are shown net of related loss allowances.
(4) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses which at December 31, 1998, 1997, 1996, 1995 and 1994 was $24.8 million, $24.0 million, $23.3 million, $23.4 million and $25.1 million, respectively.
(5) Non-performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(6) Non-performing assets consist of non-performing loans and REO.
(7) Total assets at December 31, 1996 includes $1.36 billion of proceeds held in escrow by the Bank on behalf of depositors and other individuals who submitted funds in anticipation of the Bank's conversion to stock form and the concurrent issuance of Roslyn Bancorp, Inc. common stock.

     The principal balance of non-accrual loans approximated $5.8 million, $6.5 million and $8.7 million at December 31, 1998, 1997 and 1996, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $577,000, $630,000 and $720,000 during the years ended December 31, 1998, 1997 and 1996. Actual intrest income recorded on loans previously on non-accrual was $1.2 million, $271,000 and $370,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time (normally six months) was $909,000, $280,000 and $1.6 million at December 31, 1998, 1997 and 1996, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $76,000, $30,000 and $172,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Interest income recorded for restructured loans amounted to $433,000, $235,000 and $118,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, restructured loans totaling $4.1 million, $1.4 million and $2.3 million have complied with the terms of the restructuring agreement for a satisfactory period and were returned to the performing loan portfolio during the years ended December 31, 1998, 1997 and 1996, respectively.

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

     During the period from 1995 to 1998, the Company's loan portfolio has undergone a dramatic change which, together with changes in non-performing loans, have directly impacted the allowance for loan losses. At December 31, 1995, $197.4 million, or 48.41%, of the gross loan portfolio was in one-to four-family residential first mortgage loans and $206.6 million, or 50.67% was in relatively riskier multi-family, commercial real estate, construction and development, and home equity and second mortgage loans. At that date, there were $12.2 million of non-performing loans, of which $8.7 million were commercial real estate loans. The allowance for loan losses as a percent of loans was 6.01% which may be considered high by industry norms if compared to a primarily residential loan portfolio, but not considered high in the context of the Company's loan portfolio mix.

     At December 31, 1996, December 31, 1997 and December 31, 1998, the loan portfolio showed significant growth in all sectors, and changes in the mix. At those dates, one-to four-family residential first mortgage loans were $263.4 million, $634.0 million and $835.4 million, respectively, or 49.83%, 63.28% and 64.21%, respectively, of the gross loan portfolio. The aforementioned relatively riskier loans aggregated $262.3 million, $361.9 million and $453.9 million, respectively, at those dates, or 49.64%, 36.12%, and 34.89% respectively, of the gross loan portfolio. Non-performing loans at those dates were $8.7 million, $6.5 million and $6.1 million, respectively (including $5.4 million, $2.7 million and $1.4 million, respectively, of commercial real estate loans). The allowance for loan losses as a percent of loans was 4.55%, 2.46% and 2.04%, respectively, at those dates.

     The quantitative information cited in the two previous paragraphs indicates a trend over this time horizon of 1) a dramatic increase in absolute dollars, and significant increase in relative dollars, in the relatively less risky one- to four-family residential first mortgage loans, 2) a steady increase in absolute dollars, and significant decrease in relative dollars, in the relatively riskier loans (as previously defined), and 3) a decrease in absolute dollars in non-performing loans. The application of the Company's formalized process for assessing the adequacy of the allowance for loan losses to the loan portfolio undergoing the changes cited during this time horizon has resulted in a relatively flat absolute dollar level of the allowance for loan losses and a steady decrease in the ratio of the allowance for loans losses to total loans. Management continues to believe the Company's reported allowance for loans losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

     As of December 31, 1998, the Bank's allowance for possible loan losses was $24.8 million, or 2.04% of total loans and 405.42% of non-performing loans, as compared to $24.0 million, or 2.46% of total loans and 370.82% of non-performing loans, as of December 31, 1997. The Bank had total non-performing loans of $6.1 million and $6.5 million at December 31, 1998 and 1997, respectively, and non-performing loans to total loans of 0.50% and 0.66%, respectively. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. Management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio. At this time, no assurance can be given that the Bank's level of allowance for possible loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD as an integral part of their examination process periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to make additional provisions for estimated possible loan losses based upon judgments that may differ from those of management.

     The following table sets forth activity in the Bank's allowance for possible loan losses for the periods set forth in the table.


                                                   At or For the Year Ended December 31,
                                             ----------------------------------------------------
                                               1998      1997        1996       1995      1994
                                             --------   --------   --------   --------   --------
                                                               (In thousands)
Balance at beginning of year                $  24,029  $  23,320  $  23,350  $  25,127  $  24,502
                                             --------   --------   --------   --------   --------
Provision for possible loan losses                750        600      2,000        600        600
Charge-offs:
  Real estate loans:
  One- to four-family                               -          -         19         14          -
  Commercial real estate                            -         83      1,589      2,385         59
  Construction and development                      -          -        519        111        112
  Consumer and student loans                        -          8          -          -          -
                                             --------   --------   --------   --------   --------
     Total charge-offs                              -         91      2,127      2,510        171
                                             --------   --------   --------   --------   --------

Recoveries:
  Real estate loans:
  One- to four-family                               -          -          3        40         107
  Commercial real estate                            -        200         94        92          89
  Construction and development                      -          -          -         1           -
                                             --------   --------   --------   --------   --------
     Total recoveries                               -        200         97       133         196
                                             --------   --------   --------   --------   --------
Net recoveries (charge-offs)                        -        109     (2,030)    (2,377)        25
                                             --------   --------   --------   --------   --------
Balance at end of year                      $  24,779  $  24,029  $  23,320  $  23,350  $  25,127
                                             ========   ========   ========   ========   ========
Ratio of net recoveries/(charge-offs)
  to average loans outstanding
  during the year                                   -%      0.02%     (0.47)%    (0.66)%     0.01%
                                             ========   ========   ========   ========   ========

     The following tables set forth the Bank's percent of allowance for possible loan losses to total allowance and the percent of loans to total loans (including loans held for sale) in each of the categories listed at the dates indicated.

                                                                        At December 31,
                                               -------------------------------------------------------------------
                                                              1998                             1997
                                               ---------------------------------- --------------------------------
                                                                     Percent of                         Percent of
                                                            Percent   Loans in                           Loans in
                                                              of        Each                 Percent of    Each
                                                           Allowance  Category               Allowance   Category
                                                           To Total   to Total                To Total   to Total
                                                 Amount    Allowance    Loans       Amount    Allowance    Loans
                                               ---------- ---------- ------------ ----------- -------- -----------
                                                                     (Dollars in thousands)
One- to four-family                            $   7,162     28.90%     64.21  %    $  6,970    29.01%   63.28  %
Multi-family                                       1,487      6.00       3.81          1,770     7.37     4.39
Commercial real estate                             7,732     31.20      20.99          8,003    33.30    24.82
Construction and development                       5,791     23.37       6.41          3,553    14.79     5.22
Home equity/second mortgage                          396      1.60       3.68            137     0.57     1.69
Consumer and student                                 294      1.19       0.90            103     0.43     0.60
Unallocated                                        1,917      7.74        --           3,493    14.53     --
                                               ---------- ---------- ------------ ----------- -------- --------
    Total allowance for
       possible loan losses                    $  24,779    100.00%    100.00  %    $ 24,029   100.00%  100.00  %
                                               ========== ========== ============ =========== ======== ========

                                                                    At December 31,
                                 -------------------------------------------------------------------------------------------
                                                  1996                                             1995
                                 ----------------------------------------         ----------------------------------------
                                                               Percent                                           Percent
                                                                 of                                                of
                                                              Loans in                                          Loans in
                                              Percent of         Each                           Percent of        Each
                                              Allowance        Category                         Allowance       Category
                                               To Total        to Total                          To Total       to Total
                                  Amount      Allowance         Loans               Amount       Allowance       Loans
                                 ---------    -----------     -----------         ---------     -----------    -----------
                                                                                           (Dollars in thousands)
One- to four-family           $    2,580          11.06   %       49.83   %     $   2,176            9.32   %      48.41   %
Multi-family                       2,960          12.69            8.81             3,036           13.00           8.92
Commercial real estate             7,474          32.05           31.94             7,185           30.77          30.65
Construction and development       4,664          20.00            7.09             3,872           16.58          10.21
Home equity/second mortgage           47           0.20            1.80                35            0.15           0.90
Consumer and student                  35           0.15            0.53                34            0.15           0.91
Unallocated                        5,560          23.85               -             7,012           30.03              -
                                 ---------    -----------     -----------         ---------     -----------    -----------
     Total allowance for
        possible loan losses  $   23,320         100.00   %      100.00   %     $  23,350          100.00   %     100.00   %
                                 =========    ===========     ===========         =========     ===========    ===========
                                               At December 31,
                                    -----------------------------------------
                                                      1994
                                    -----------------------------------------
                                                                 Percent of
                                                                  Loans in
                                                  Percent of        Each
                                                  Allowance       Category
                                                   To Total       to Total
                                     Amount       Allowance         Loans
                                    ---------     -----------    ------------
                                                (Dollars In thousands)
One- to four-family                 $ 2,677           10.65   %      41.52    %
Multi-family                          2,824           11.24           5.05
Commercial real estate                7,523           29.94          30.98
Construction and development          4,426           17.61          15.22
Home equity/second mortgage              31            0.13           1.18
Consumer and student                     35            0.14           6.05
Unallocated                           7,611           30.29              -
                                    ---------     -----------    ------------
     Total allowance for
        possible loan losses        $25,127          100.00   %     100.00    %
                                    =========     ===========    ============

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

Securities Investment Activities

         The Board of Directors sets the securities investment policy of the Bank. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of Directors has established an Investment Committee comprised of three Directors and the Investment Officer to supervise the Bank's securities investment program. The Bank's Investment Committee meets periodically and evaluates all investment activities for safety and soundness, evaluates the investment policy and its objectives for the next period and submits a report to the Board of Directors. The Bank's Investment Officer is responsible for making securities investment portfolio decisions in accordance with the Bank's policies. While the Investment Officer has the authority to conduct trades within specific guidelines established by the Bank's investment policy, all transactions are periodically reviewed by the Investment Committee and reported to the Board of Directors on a monthly basis.

         At December 31, 1998, the Bank's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equities. In addition, the Bank's policies permit investments in mortgage-backed and mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (GNMA) and privately-issued Collateralized Mortgage Obligations (CMOs). The Bank's current securities investment strategy is to de-emphasize its investment in U.S. Government obligations, corporate debt and municipal bonds and to emphasize the purchase of mortgage-backed and mortgage related securities, preferred stock and trust preferreds issued by corporate issuers in order to increase its overall investment securities yield while remaining in short- and medium-term investments for purposes of interest rate risk management.

         At December 31, 1998, the Company had $2.30 billion in securities, consisting primarily of U.S. Government and agency obligations, mortgage-backed and mortgage related securities, municipal and corporate obligations, trust preferreds, and preferred and common stocks, as compared with $2.55 billion at December 31, 1997. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115), requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. Upon the purchase of an investment security, the Bank and the Holding Company (Roslyn Bancorp, Inc. on an unconsolidated basis) will make a determination as to the classification of the security. However, the Bank and the Holding Company currently do not purchase securities with the intention of trading such securities, nor does the Bank or the Holding Company maintain trading portfolios. As of December 31, 1998, $2.24 billion of the Company's securities portfolio, or 59.8% of total assets, was classified as available-for-sale, with an average life of the portfolio of 2.72 years. At such date, $68.8 million of the Company's securities portfolio, or 1.8% of total assets, was classified as held-to-maturity, with a market value of $69.2 million and an average life of the portfolio of 0.77 years. Since December 1995, the Company has designated all newly-purchased securities as available-for-sale.

         Mortgage-Backed and Mortgage Related Securities. The Bank purchases mortgage-backed and mortgage related securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA;
(iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Bank. The Bank has primarily invested in mortgage-backed and mortgage related securities issued or sponsored by private issuers, GNMA and FHLMC. The Bank also invests in CMOs issued or sponsored by FNMA, FHLMC, as well as private issuers. At December 31, 1998, mortgage-backed and mortgage related securities totaled $1.69 billion, or 45.2% of total assets, and 46.5% of total interest-earning assets, of which $1.62 billion was classified as available-for-sale and $68.1 million was classified as held-to-maturity. At December 31, 1998, 21.1% of the mortgage-backed and mortgage related securities were adjustable-rate and 78.9% were fixed-rate. The mortgage-backed and mortgage related securities portfolio had coupon rates ranging from 5.0% to 12.5% and had a weighted average yield of 6.47% at December 31, 1998. The estimated fair value of the Bank's mortgage-backed and mortgage related securities held-to-maturity at December 31, 1998, was $68.4 million.

         At December 31, 1998, the Bank's CMO portfolio totaled $1.30 billion, or 34.7% of total assets and 35.7% of total interest-earning assets, consisting of $743.7 million of CMOs issued by private issuers such as GE Capital Mortgage Services, Inc., Prudential Home Mortgage Securities, Inc., Residential Funding Mortgage Securities, Inc. and Citicorp Mortgage Securities, Inc., and $552.6 million issued by government sponsored agencies such as FNMA and FHLMC. It is the policy of the Bank to limit its privately issued CMOs to non-high risk securities rated "AAA" by two rating agencies with an average life of seven years or less. The Bank also limits the amount of such investments to $25 million per transaction, 10% of the issuer's outstanding CMOs and 35% of the Bank's assets. For government sponsored CMOs, the Bank's policy limits such investments to non-high risk securities that have an average life of ten years or less. The Bank also limits the amount of such investments to $50 million per transaction. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates than do standard 30-year fixed-rate securities. At December 31, 1998, $1.23 billion of the Bank's CMO portfolio was classified as available-for-sale and $68.1 million was classified as held-to-maturity, with a market value of $68.4 million. At such date, the Bank's CMO portfolio had an average estimated life of 2.26 years and a weighted average yield of 6.53%.

         Debt Securities. The Bank's investment in debt securities generally consists of investments in U.S. Treasury securities and debt securities issued by government sponsored agencies such as FNMA, GNMA and FHLMC. To a lesser extent, the Bank invests in debt securities and commercial paper issued by industrial and financial companies and obligations of municipalities and public utilities.

         U.S. Government and Agency Obligations. At December 31, 1998, the Bank's U.S. Government securities portfolio totaled $47.9 million, all of which was classified as available-for-sale. Such portfolio primarily consists of short- to medium-term (maturities of one to five years) securities. The Bank's current investment practice, however, is to de-emphasize its investments in such instruments. At December 31, 1998, the Bank's agency securities portfolio totaled $115.4 million, all of which was classified as available-for-sale and consisted of callable debentures. The Bank's callable agency debentures generally are callable at par after one year and in six month intervals thereafter. The current policy of the Bank limits the purchase of agency debt obligations to a maturity of thirty years or less and limits such purchases to $50 million per transaction, although purchases of structured notes are limited to $20 million per transaction and 10% of the Bank's assets.

         Corporate Bonds. The Bank's policy limits investments in corporate bonds with maturities of ten years or less to bonds rated "A" or better by at least one nationally recognized rating agency and to a total investment of 25% of the Bank's assets, with a 1% limitation of a single issuer. The Bank's policy limits investments in corporate bonds with maturities between ten years and thirty years to bonds rated "A" or better by at least one nationally recognized rating agency and a total investment of no more than 33% of the Bank's current total corporate investments. Consistent with the Bank's current securities investment strategy, the Bank has de-emphasized investments in corporate debt obligations during 1998. As of December 31, 1998, the Bank had no corporate bond holdings.

         Municipal Bonds. The Bank's municipal bond portfolio, which at December 31, 1998 totaled $715,000, had an estimated fair market value of $755,000. All of such securities were classified as held-to-maturity and were comprised of general obligation bonds (i.e., obligations backed by the general credit of the issuer). All of the Bank's municipal bonds are currently rated "AAA." At December 31, 1998, the average life of the portfolio was approximately 1.45 years and the portfolio had a weighted average coupon rate of 7.95%. Interest earned on municipal bonds is exempt from federal, state and local income taxes. The Bank's current policy is to de-emphasize its investment in municipal bonds.

         Equity Securities. At December 31, 1998, the Bank's equity securities portfolio totaled $96.8 million, all of which was classified as available-for-sale. The Company on an unconsolidated basis also has an equity securities portfolio totaling $353.2 million, all of which was classified as available-for-sale at December 31, 1998. The Company's equity securities portfolio consisted of trust preferred, common, and preferred stock. The majority of the Company's preferred stock portfolio is redeemable by the issuers pursuant to the terms of the preferred stock, generally after a three to five year holding period. As of December 31, 1998, the Company had $35.5 million of preferred stock eligible for redemption on or before December 31, 1999. The Company benefits from its investment in common and preferred stocks due to a tax deduction the Company receives with regards to dividends paid by corporate issuers on equity securities held by other corporate entities such as the Company.

         Included in the Bank's equity securities at December 31, 1998 was a $16.2 million investment in two common stock mutual funds. The Bank's policy limit for its common and preferred stock investments is 5% and 7.5%, respectively of its total assets and allows for the purchase of common and preferred stock with a 1% limitation on the purchase of any single issuer. At December 31, 1998, the Bank's policies permit the purchase of preferred stock rated "Baa" or better, with a 1% limitation on the purchase of preferred stock of any single issuer.

         The Company's investment policy was modified in 1998 to include capital notes/trust preferreds issued primarily by financial institutions. These securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. These higher yielding securities generally are non-rated or rated below investment grade. In order to offset the higher degree of risk, management will focus primarily on, but not limited to, securities issued by New York metropolitan area institutions. At December 31, 1998, the Company had $144.7 million of trust preferreds.

         The following table sets forth the composition of the Company's debt and equity and mortgage-backed and mortgage related securities portfolios in dollar amounts and in percentages at the dates indicated:


                                                                                           At December 31,
                                                               ---------------------------------------------------------------------
                                                                           1998                                   1997
                                                               ------------------------------         -----------------------------
                                                                                   Percent                               Percent
                                                                  Amount          of Total               Amount         of Total
                                                               -------------     ------------         -------------    ------------
                                                                                       (Dollars in thousands)
Debt securities:
     U.S. Government obligations                            $       47,882             2.08    % $         77,975             3.05 %
     Agency securities                                             115,397             5.01               125,481             4.92
     Municipal bonds                                                   715             0.03                 1,930              .08
     Corporate obligations                                               -             -                    5,385              .21
                                                               -------------     ------------         -------------    ------------
         Total debt securities                                     163,994             7.12               210,771             8.26
                                                               -------------     ------------         -------------    ------------

Equity securities:
     Preferred and common stock and other                          305,254            13.25               285,352            11.18
     Trust preferreds                                              144,727             6.28                     -               -
                                                               -------------     ------------         -------------    ------------
         Total equity securities                                   449,981            19.53               285,352            11.18
                                                               -------------     ------------         -------------    ------------


Mortgage-backed and mortgage related securities:
     FHLMC                                                               -             -                  253,153             9.91
     GNMA                                                          391,757            17.00               464,971            18.21
     FNMA                                                            2,001             0.09                     -               -
     CMOs                                                        1,296,336            56.26             1,338,702            52.44
                                                               -------------     ------------         -------------    ------------
         Total mortgage-backed and mortgage related
            securities                                           1,690,094            73.35             2,056,826            80.56
                                                               -------------     ------------         -------------    ------------
              Total securities                              $    2,304,069           100.00    % $      2,552,949           100.00 %
                                                               =============     ============         =============    ============


     Debt and equity securities available-for-sale          $      613,260            26.62    % $        494,193            19.36 %
     Debt securities held-to-maturity                                  715             0.03                 1,930              .08
                                                               -------------     ------------         -------------    ------------
         Total debt and equity securities                          613,975            26.65               496,123            19.44
                                                               -------------     ------------         -------------    ------------
     Mortgage-backed and mortgage related
        securities available-for-sale                            1,622,023            70.40             1,856,633            72.72
     Mortgage-backed and mortgage related
        securities held-to-maturity                                 68,071             2.95               200,193             7.84
                                                               -------------     ------------         -------------    ------------
         Total mortgage-backed and mortgage
              related securities                                 1,690,094            73.35             2,056,826            80.56
                                                               -------------     ------------         -------------    ------------
         Total securities                                   $    2,304,069           100.00    % $      2,552,949           100.00 %
                                                               =============     ============         =============    ============

                                                               At December 31,
                                                           ------------------------------
                                                                       1996
                                                           ------------------------------
                                                                               Percent
                                                              Amount          of Total
                                                           -------------     ------------
                                                               (Dollars in thousands)
Debt securities:
     U.S. Government obligations                      $        179,259              9.31  %
     Agency securities                                         124,377              6.46
     Municipal bonds                                             1,930               .10
     Corporate obligations                                      14,398               .75
                                                           -------------     ------------
         Total debt securities                                 319,964             16.62
                                                           -------------     ------------
Equity securities:
     Preferred and common stock and other                      168,862              8.78
     Trust preferreds                                                -                -
                                                           -------------     ------------
         Total equity securities                               168,862              8.78
                                                           -------------     ------------

Mortgage-backed and mortgage related securities:
     FHLMC                                                     220,264             11.44
     GNMA                                                      292,936             15.22
     FNMA                                                        6,263               .32
     CMOs                                                      916,580             47.62
                                                           -------------     ------------
         Total mortgage-backed and mortgage related
            securities                                       1,436,043             74.60
                                                           -------------     ------------
              Total securities                         $     1,924,869            100.00  %
                                                           =============     ============

     Debt and equity securities available-for-sale     $       486,896             25.30  %
     Debt securities held-to-maturity                            1,930               .10
                                                           -------------     ------------
         Total debt and equity securities                      488,826             25.40
                                                           -------------     ------------
     Mortgage-backed and mortgage related
        securities available-for-sale                        1,159,411             60.23
     Mortgage-backed and mortgage related
        securities held-to-maturity                            276,632             14.37
                                                           -------------     ------------
         Total mortgage-backed and mortgage
              related securities                             1,436,043             74.60
                                                           -------------     ------------
         Total securities                              $     1,924,869            100.00  %
                                                           =============     ============

         The following table sets forth the Company's securities activities for the periods indicated:


                                                                         For the Year Ended December 31,
                                                            -----------------------------------------------------------
                                                                  1998                 1997                 1996
                                                            -----------------     ----------------     ----------------
                                                                                  (In thousands)
Beginning balance                                        $     2,552,949      $      1,924,869     $      1,141,959
                                                            -----------------     ----------------     ----------------
Debt securities purchased - available-for-sale                   111,015               123,329              201,226
Equity securities purchased - available-for-sale                 375,916               155,220               80,012
Mortgage-backed and mortgage related securities
   purchased - available-for-sale                              1,444,982             1,250,235              925,159
Less:
Sale of debt securities - available-for-sale                      25,434                79,864                    -
Sale of equity securities - available-for-sale                   152,224                17,855               35,758
Sale of mortgage-backed and mortgage related securities
   available-for-sale                                             34,304                37,794               89,400
Principal repayments on mortgage-backed
   and mortgage related securities                             1,158,596               353,430              164,630
Maturities of debt securities                                    798,335               451,693              137,453
Realized gains (losses) on sales of mortgage-backed
   and mortgage related securities                                   645                   784                 (873)
Realized gains on debt and equity securities                       6,530                 1,973                   69
Amortization of premium on callable preferred stock                 (786)                 (805)                (705)
Accretion of discount on other securities                         13,453                 5,343                1,242
Change in net unrealized gain on available-for-sale
   securities                                                    (31,742)               32,637                4,021
                                                            -----------------     ----------------     ----------------
Ending balance                                           $     2,304,069      $      2,552,949     $      1,924,869
                                                            =================     ================     ================

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company's debt and equity and mortgage-backed and mortgage related securities at the dates indicated:

                                                                        At December 31,
                                         ----------------------------------------------------------------------------------
                                                   1998                        1997                         1996
                                         --------------------------  --------------------------  --------------------------
                                                        Estimated                   Estimated                   Estimated
                                          Amortized       Fair        Amortized       Fair        Amortized       Fair
                                            Cost          Value         Cost          Value         Cost          Value
                                         ------------  ------------  ------------  ------------  ------------  ------------
                                                                         (In thousands)
Debt and equity securities:
  Debt securities held-to-maturity:
     State, County and
       Municipal bonds                  $       715   $        755  $    1,930    $   2,026     $    1,930    $    2,067
                                         ------------  ------------  ------------  ------------  ------------  ------------
  Debt securities available-for-sale:
       U.S. Government obligations           45,333         47,882      75,499       77,975        175,440       179,259
       Agency securities                    114,849        115,397     125,097      125,481        124,709       124,377
       Corporate obligations                      -              -       5,365        5,385         14,207        14,398
                                         ------------  ------------  ------------  ------------  ------------  ------------
       Total debt securities
          available-for-sale                160,182        163,279     205,961      208,841        314,356       318,034
                                         ------------  ------------  ------------  ------------  ------------  ------------
  Equity securities
    available-for-sale:
     Preferred and common stock
       and other                            285,208        305,254     253,584      285,352        155,772       168,862
     Trust preferred                        147,131        144,727           -            -              -             -
                                         ------------  ------------  ------------  ------------  ------------  ------------
       Total debt and equity
         securities                         593,236        614,015     461,475      496,219        472,058       488,963
                                         ------------  ------------  ------------  ------------  ------------  ------------
Mortgage-backed and mortgage related
  securities:
  Held-to-maturity:
     CMOs                                    68,071         68,416     200,193      200,445        276,632       276,046
                                         ------------  ------------  ------------  ------------  ------------  ------------
  Available-for-sale:
     FHLMC                                        -              -     250,206      253,153        220,800       220,264
     GNMA                                   386,436        391,757     456,328      464,971        287,538       292,936
     FNMA                                     2,004          2,001           -            -          6,443         6,263
     CMO's                                1,228,644      1,228,265   1,127,327     1,138,509       636,615       639,948
                                         ------------  ------------  ------------  ------------  ------------  ------------
       Total mortgage-backed and
         mortgage related securities
         available-for-sale               1,617,084      1,622,023   1,833,861     1,856,633     1,151,396     1,159,411
                                         ------------  ------------  ------------  ------------  ------------  ------------
Total mortgage-backed and
 mortgage related securities              1,685,155      1,690,439   2,034,054     2,057,078     1,428,028     1,435,457
                                         ------------  ------------  ------------  ------------  ------------  ------------
Net unrealized gain on securities
 available-for-sale                          25,678              -      57,420            -         24,783             -
                                         ------------  ------------  ------------  ------------  ------------  ------------
Total securities amortized
 cost/estimated fair value              $ 2,304,069   $  2,304,454  $2,552,949    $2,553,297    $1,924,869    $1,924,420
                                         ============  ============  ============  ============  ============  ============

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 1998.

                                   ------------------------------------------------------------------------------------------
                                                                      More than One               More than Five Years
                                     One Year or Less              Year to Five Years                 to Ten Years
                                   ----------------------         ----------------------         ------------------------
                                               Weighted                        Weighted                         Weighted
                                   Carrying     Average           Carrying     Average           Carrying       Average
                                    Value        Yield             Value        Yield              Value         Yield
                                   --------    ----------         ---------    ---------         ----------     ---------
                                                                  (Dollars in thousands)
Held-to-maturity:
  State, County and
    Municipal bonds            $        415        8.17   %    $      300          7.59  %    $        -            -     %
  Mortgage-backed and
    mortgage related securities           -        -                  117          6.50            6,209            6.78
                                   --------                       ---------                      ----------
     Total held-to-maturity             415        8.17               417          7.28            6,209            6.78
                                   --------                       ---------                      ----------
Available-for-sale:
  Mortgage-backed and
    mortgage related securities:
     GNMA                                 -        -                  355          9.47            1,751            9.80
     FNMA                                 -        -                    -          -                   -            -
     CMOs                               674        7.50             2,646          8.06           12,197            7.10
                                   --------                       ---------                      ----------
       Total mortgage-backed
         and mortgage related
         securities                     674        7.50             3,001          8.23           13,948            7.44
                                   --------                       ---------                      ----------
  Debt securities:
     U.S. Government
       obligations                    5,030        6.91            42,852          7.46                -            -
     Agency securities                    -        -                    -          -                   -            -
                                   --------                       ---------                      ----------
          Total debt securities       5,030        6.91            42,852          7.46                -            -
                                   --------                       ---------                      ----------

  Equity securities (1):
     Preferred and common
       stock and other                    -        -                    -          -                   -            -
     Trust preferreds                     -        -                    -          -                   -            -
                                   --------                       ---------                      ----------
           Total equity
             securities                   -        -                    -          -                   -            -
                                   --------                       ---------                      ----------
     Total available-for-sale         5,704        6.98            45,853          7.51           13,948            7.44
                                   --------                       ---------                      ----------
Total securities               $      6,119                    $   46,270                     $   20,157
                                   ========                       =========                      ==========

                                   ----------------------------------------------------------

                                     More than Ten Years                     Total
                                   ------------------------         -------------------------
                                                  Weighted                         Weighted
                                   Carrying       Average           Carrying        Average
                                     Value         Yield              Value          Yield
                                   ----------     ---------         ----------     ----------
                                                     (Dollars in thousands)
Held-to-maturity:
  Municipal bonds                 $         -         -     %      $       715         7.93  %
  Mortgage-backed and
    mortgage related securities        61,745         6.86              68,071         6.85
                                   ----------                       ----------
     Total held-to-maturity            61,745         6.86              68,786         6.86
                                   ----------                       ----------
Available-for-sale:
  Mortgage-backed and
   mortgage related securities:
     GNMA                             389,651         6.23             391,757         6.25
     FNMA                               2,001         6.45               2,001         6.45
     CMOs                           1,212,748         6.72           1,228,265         6.73
                                   ----------                       ----------
       Total mortgage-backed
        and mortgage related
        securities                  1,604,400         6.60           1,622,023         6.61
                                   ----------                       ----------
  Debt securities:
     U.S. Government
       obligations                        -           -                 47,882         7.40
     Agency securities                115,397         7.13             115,397         7.13
                                   ----------                       ----------
       Total debt securities          115,397         7.13             163,279         7.21
                                   ----------                       ----------
  Equity securities (1):
     Preferred and common
       stock and other                305,254         5.22             305,254         5.22
     Trust preferreds                 144,727         8.24             144,727         8.24
                                   ----------                       ----------
       Total equity
        securities                    449,981         6.19             449,981         6.19
                                   ----------                       ----------
     Total available-for-sale       2,169,778         6.54           2,235,283         6.57
                                   ----------                       ----------
Total securities                 $  2,231,523                     $  2,304,069
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

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. At December 31, 1998, the Bank's deposit accounts consisted of savings (including school savings and club accounts), Super NOW and NOW accounts, checking accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts (IRAs) and other qualified plan accounts. To enhance the deposit products it offers and increase its market share, the Bank added commercial checking accounts for small to moderately-sized commercial businesses, a payroll account service with direct deposit features, as well as a low-cost checking account service for low-income customers. Additionally, during 1998 the Bank introduced its Charter Money Market account, and several new certificates of deposit products which further expanded the Bank's deposits.

         At December 31, 1998, the Bank's deposits totaled $2.07 billion. For the year ended December 31, 1998, the average balance of core deposits (savings, Super NOW and NOW, money market and non-interest-bearing checking accounts) totaled $694.2 million, or 34.05% of total average deposits. At December 31, 1998, the Bank had a total of $1.34 billion in certificates of deposit, of which $1.02 billion had maturities of one year or less. For the year ended December 31, 1998, the average balance of certificate of deposit accounts represented 65.95% of total average deposits. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Bank's certificate of deposit accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In addition, the Bank has historically paid a special interest payment on savings and NOW accounts, ranging from 10% to 25% of interest paid on these accounts during the year. For each of the years ended December 31, 1998 and 1997, the Bank paid a special interest payment of 15% and 25%, respectively of interest paid on savings and NOW accounts, which totaled $970,000 and $2.3 million, respectively. The Bank has made no decision as to the amount of such special interest payment or whether such special interest payments will continue after 1998. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Although the Bank has historically not used brokers to obtain deposits, the Bank has authorized the utilization of brokers to obtain deposits to fund its activities and has entered into several relationships with a nationally recognized retail brokerage firm to accept deposits sold by such brokerage firm. Dependent on market conditions, the Bank will periodically use such brokered deposits primarily to fund asset growth and manage interest rate risk. The Bank's policies limit the amount of brokered deposits which the Bank may have at any time to 25% of total retail deposits. At December 31, 1998, the Bank had $129.7 million in brokered deposits.

         The following table presents the deposit activity of the Bank for the periods indicated.

                                                    For the Year Ended December 31,
                                                 -------------------------------------
                                                     1998         1997         1996
                                                 -----------  -----------  -----------
                                                            (In thousands)
Net deposits (withdrawals)                      $   34,961   $   (99,293) $   560,178
Interest credited on deposit accounts               93,625        86,003       66,412
                                                 -----------  -----------  -----------
Total increase (decrease) in deposit accounts   $  128,586   $   (13,290) $   626,590
                                                 ===========  ===========  ===========


         At December 31, 1998, the Bank had outstanding $229.1 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                               Weighted
              Maturity Period                     Amount     Average Rate
--------------------------------------------  ------------ --------------
                                                (Dollars in thousands)
Three months or less                         $      80,348        5.21%
Over three through six months                       49,682        5.32
Over six through 12 months                          66,683        5.32
Over 12 months                                      32,393        6.06
                                              ------------ --------------
Total                                        $     229,106        5.39%
                                              ============ ==============

         The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Average balances for the periods presented utilize average daily balances.


                                                                    For the Years Ended December 31,
                                         --------------------------------------------------------------------------------------
                                                         1998                                            1997
                                         --------------------------------------          --------------------------------------
                                                        Percent                                         Percent
                                                        of Total      Weighted                         of Total      Weighted
                                          Average       Average       Average             Average       Average      Average
                                          Balance       Deposits        Rate              Balance      Deposits        Rate
                                         ----------     ---------     ---------          ----------    ----------    ----------
                                                                       (Dollars in thousands)
Money market accounts                 $     67,915          3.33  %        3.30 %        $   52,916          2.90  %       2.70  %
Savings accounts (1)                       503,354         24.69           2.92             445,716         24.47          3.04
Super NOW and NOW accounts (2)              87,304          4.28           3.21              78,974          4.34          3.60
Non-interest-bearing accounts               35,600          1.75           -                 30,644          1.68            -
                                         ----------     ---------                        ----------      --------
 Total                                     694,173         34.05           2.84             608,250         33.39          2.93
                                         ----------     ---------                        ----------      --------
   Total certificates of deposit         1,344,776         65.95           5.70           1,213,478         66.61          5.77
                                         ----------     ---------                        ----------      --------
     Total average deposits           $  2,038,949        100.00  %        4.73          $1,821,728        100.00  %       4.82
                                         ==========     =========                        ==========      ========
                                            For the Years Ended December 31,
                                        --------------------------------------
                                                        1996
                                        --------------------------------------
                                                       Percent
                                                      of Total      Weighted
                                         Average       Average      Average
                                         Balance      Deposits        Rate
                                        ----------    ----------    ----------
                                                (Dollars in thousands)
Money market accounts                  $   64,046         4.18   %       2.89  %
Savings accounts (1)                      480,171        31.37           3.08
Super NOW and NOW accounts (2)             45,990         3.00           2.96
Non-interest-bearing accounts              29,248         1.91             -
                                        ----------    ----------
 Total                                    619,455        40.46           2.91
                                        ----------    ----------
   Total certificates of deposit          911,216        59.54           5.63
                                        ----------    ----------
     Total average deposits            $1,530,671       100.00   %       4.53
                                        ==========    ==========

(1) Includes special interest payment made by the Bank on such accounts for the years ended December 31, 1998, 1997 and 1996, which resulted in an increased cost of such accounts of 18 basis points, 48 basis points, and 59 basis points, respectively.

(2) Includes special interest payment made by the Bank on the NOW accounts for the years ended December 31, 1998, 1997 and 1996, which resulted in an increased cost of such accounts of 8 basis points, 18 basis points and 35 basis points, respectively.

         The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.


                                                          Period to Maturity from December 31, 1998
                               ------------------------------------------------------------------------------------------------
                                                                                   Greater          Greater
                                                 Greater          Greater           Than             Than
                                  One             Than             Than           Three to          Four to          Greater
                                  Year         One to Two         Two to            Four             Five             Than
                                or Less           Years         Three Year          Years            Years          Five Years
                               -----------     ------------     ------------     ------------     ------------     ------------
Certificates of deposit:                                               (In thousands)
0 to 3.00%                 $            -  $            -   $            -   $            -   $            -   $            -
3.01 to 4.00%                           -               -                -                -                -                -
4.01 to 5.00%                     461,931          37,408               32                -               75                -
5.01 to 6.00%                     440,852          87,808           19,926           19,217           17,019            9,555
6.01 to 7.00%                     112,408          19,304           53,840           24,732            4,337           16,307
7.01 to 8.00%                          34           3,786            1,425              180                7              780
Over 8.01%                          2,525           7,055            1,372               30                -               41
                               -----------     ------------     ------------     ------------     ------------     ------------
Total                      $    1,017,750  $      155,361   $       76,595   $       44,159   $       21,438   $       26,683
                               ===========     ============     ============     ============     ============     ============
                                       At December 31,
                          -------------------------------------------
                              1998           1997           1996
                          -------------  -------------  -------------
Certificates of deposit:                (In thousands)
0 to 3.00%               $         -    $         -    $       223
3.01 to 4.00%                      -              -             61
4.01 to 5.00%                499,446         24,214         10,000
5.01 to 6.00%                594,377        855,534        819,414
6.01 to 7.00%                230,928        405,297        278,741
7.01 to 8.00%                  6,212          6,021          6,677
Over 8.01%                    11,023         12,206         12,937
Total                     -------------  -------------  -------------
                         $ 1,341,986    $ 1,303,272    $ 1,128,053
                          =============  =============  =============

Borrowed Funds. The Bank's primary source of borrowings consists of reverse-repurchase agreements entered into with nationally recognized securities brokerage firms. At December 31, 1998, the Bank had $959.3 million of reverse-repurchase agreements outstanding. Reverse-repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed upon price and date. Historically, the Bank has entered into reverse-repurchase agreements as a method of providing the Bank with cost effective funding in periods where its needs for funds exceeded the amount of funds provided by its deposit gathering activities. Currently, the Bank utilizes such reverse-repurchase agreements in periods when the Bank can generate securities investments with yields in excess of its cost of such borrowing. At December 31, 1998, the Bank's policies limit the Bank's use of reverse-repurchase agreements to maturities of overnight to five years, with collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-backed securities. Securities brokers utilized by the Bank in these agreements must have a minimum of $100 million of "net" excess capital with a Public Securities Association Master repurchase agreement on file. The Bank averaged approximately $1.03 billion pursuant to such reverse-repurchase agreements during the year ended December 31, 1998. At December 31, 1998, $150,000 of RNMC's mortgage loans were pledged to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." These notes are repaid as the related mortgage loans are sold or collected.

         The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                For the Years Ended December 31,
                                                             ---------------------------------------
                                                                 1998          1997         1996
                                                             -------------  -----------  -----------
                                                                        (Dollars in thousands)
FNMA warehouse line of credit:
  Average balance outstanding                               $     2,556    $   1,128    $   2,248
  Maximum amount outstanding at any month
     end during the year                                          9,027        3,945        3,239
  Balance outstanding at end of year                                150        1,332        1,829
  Weighted average interest rate during the year                   5.60%        6.56%        6.62%
  Weighted average interest rate at end of year                    6.05         6.70         6.87
Reverse-repurchase agreements:
  Average balance outstanding                               $ 1,031,254    $ 629,224    $ 100,159
  Maximum amount outstanding at any month end
    during the year                                           1,141,847      995,861      212,296
  Balance outstanding at end of year                            959,319      965,119            -
  Weighted average interest rate during the year                   5.90%        5.90%        5.58%
  Weighted average interest rate at end of year                    5.62         6.05          -
Total borrowed funds:
  Average balance outstanding                               $ 1,033,810    $ 630,352    $ 102,407
  Maximum amount outstanding at any month end
     during the year                                          1,141,847      997,288      215,310
  Balance outstanding at end of year                            959,469      966,451        1,829
  Weighted average interest rate during the year                   5.90%        5.91%        5.66%
  Weighted average interest rate at end of year                    5.62         6.05         6.87

Savings Bank Life Insurance

         The Bank, through its Savings Bank Life Insurance (SBLI) department, engages in group life insurance coverage per individual under SBLI's Financial Institution Group Life Insurance policy. The SBLI department's activities are segregated from the Bank and, while they do not directly affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public. The SBLI department pays its own expenses and reimburses the Bank for expenses incurred on its behalf.

Subsidiary Activities

         Roslyn National Mortgage Corp. RNMC is the Bank's wholly owned mortgage banking subsidiary which was established in August 1995 for the origination, sale and servicing of one- to four-family loans. RNMC was formed in connection with the Bank's acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI). It is a mortgage banking entity currently operating in New York, New Jersey, Connecticut, Tennessee, Delaware, Pennsylvania, Virginia, Maryland and Tennessee. The consideration paid for the assets and liabilities of RMBI, including a $623.0 million loan servicing portfolio, exceeded the estimated fair market value of the net assets acquired by approximately $3.5 million, which was recorded by RNMC as goodwill and is being amortized on a straight line basis over a ten year period. RNMC is operated under the direction of its executive officers who are overseen by RNMC's Board of Directors, which consists of certain members of the Board of Directors of the Company.

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

      RSB Agency, Inc. RSB Agency, Inc., a wholly owned subsidiary of the Bank incorporated in 1983, previously engaged in the sale of life insurance and collects commissions for previously-issued life insurance policies. RSB Agency, Inc. is currently active in the sale of annuities, mutual fund and life insurance products.

      Other Subsidiaries. The Bank has five other wholly owned subsidiaries. Blizzard Realty Corp., 1400 Corp. and BSR 1400 Corp. are periodically used to hold real estate owned. In addition, BSR 1400 Corp. holds Bank facilities and leases thereon. Residential Mortgage Banking, Inc. was established to preserve the name thereof for future use. Old Northern Co. Ltd. currently is an inactive subsidiary. In addition, following the acquisition of Roosevelt Savings Bank, the Bank has acquired a variety of subsidiaries relating to the operations of Roosevelt Savings Bank which are presently being merged into the Banks subsidiaries as operating subsidiaries of the Bank.

Personnel

         As of December 31, 1998, the Bank had 510 full-time employees and 97 part-time employees. The employees are not represented by a collective bargaining unit and the Bank and RNMC considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

         The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

         The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund (BIF). The Bank is subject to extensive regulation by the NYSBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS, the NYSBD and of the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

New York State Law

         The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSBD, as limited by FDIC regulations. The laws and regulations established the types of lending and investments in which the Bank may engage.

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

      Assessments. Savings banks are required to pay assessments to the NYSBD to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $69,000.

FDIC Regulations

         Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

         These guidelines divide a savings bank's capital into two tiers. The first tier (Tier I) includes stockholders' equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (Tier II) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

         In addition, the FDIC regulations prescribe a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations) of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

         The following is a summary of the Bank's regulatory capital at December 31, 1998:

                  GAAP Capital to Total Assets               12.06 %
                  Total Capital to Risk-Weighted Assets      24.38 %
                  Tier I Leverage Ratio                      11.52 %

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

         Standards for Safety and Soundness. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (Guidelines) to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

Investments and Activities

         The activities of all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited by federal law to those activities of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1998, the Bank had $305.3 million of securities which were subject to such grandfathering authority.

Prompt Corrective Regulatory Action

         Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements, the severity of which depends upon the degree of under capitalization.

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

Transactions with Affiliates

         Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate is limited to an amount equal to 10% of such savings bank's capital stock and surplus. There is an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliated parties.

         Federal law also restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, more than 10% of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Loans above certain amounts to directors, executive officers, and stockholders who control more than 10% of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of
(i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the Funds Act) which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund member institutions to recapitalize SAIF. The Funds Act also spreads the obligations for payment of the Financing Corporation (FICO) bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits were assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF are merged. The Bank's insurance premiums resulted in a refund of $300,000 during fiscal 1998.

         Under the FDI Act, insurance of an institution's deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

         The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily Super NOW, NOW and regular checking accounts). For 1998, the Federal Reserve Board regulations required that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.


Holding Company Regulation

         The Company is regulated as a non-diversified unitary savings and loan holding company within the meaning of the federal law. As such, the Company has registered with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Additionally, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The Home Owners' Loan Act (HOLA) limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by multiple savings and loan holding companies. Recently proposed legislation would treat all unitary savings and loan holding companies as bank holding companies and would, subject to a narrow grandfather clause, limit the activities of such companies to those permissible for bank holding companies controlling commercial banks.

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

         In order for the Company to continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. In order to qualify as a qualified thrift lender, the Bank must maintain compliance with a Qualified Thrift Lender Test. Under the qualified thrift lender test, a savings institution is required to qualify as a "domestic building loan association" within the meaning of the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage related securities) in at least nine months out of each twelve month period. A holding company of an institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. For the year ended December 31, 1998, the Bank maintained in excess of 94.45% of its portfolio assets in qualified thrift investments. The Bank met all of the requirements relating to the QTL Test for the year ended December 31, 1998.

         New York State Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in New York State may be also subject to regulation under the New York State Banking Law. The term "bank holding company," for purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly owns, controls or holds with power to vote 10% or more of the voting stock of each of two or more banking institutions, including commercial banks and state savings banks and savings and loan associations organized in stock form. In general, a holding company controlling, directly or indirectly, only one banking institution is not deemed to be a bank holding company for the purposes of the New York State Banking Law. The prior approval of the NYSBD is required before any action is taken that causes any company to become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; or acquires a banking institution by merger or purchase of assets. Although the Company is not currently a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

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

Year 2000 Compliance

The "Year 2000 Problem", as it is generally referred to, concerns the inability of certain computer hardware and software systems and associated applications to correctly recognize and process dates beyond December 31, 1999. Many computer programs were developed using only six digits to define the date field in their programs. Computer programs used by the Company, its suppliers or outside service providers that have date-sensitive software may recognize "00" as the year 1900, rather than the year 2000. Due to the nature of financial information, calculations that rely on the integrity of the date field for the correct processing of information could be significantly misstated, if corrective action is not timely taken.

State of Readiness

The Company has implemented a detailed Year 2000 Plan, according to the guidelines of the Federal Financial Institutions Examination Council, to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company. As a New York State-chartered savings institution, the Bank is subject to review by both the NYSBD and the FDIC. The FDIC has completed two Tier II Year 2000 examinations of the Bank's remediation progress.

Beginning in 1997, the Company initiated formal communications with all of its service providers, vendors, major fund providers, major borrowers and companies with which it has material investments, to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues. The Company's vendor relationships cover a wide range of services which may or may not be subject to a contractual agreement. Where a contractual relationship exists between the Company and a provider of services, and the Company suffers harm to its operations due to a failure on the part of the vendor to provide the service, whether due to Year 2000 or some other issue, the vendor would be subject to a breach of contract suit. In order to minimize the risk of material loss or disruption of the Company's business due to an issue involving date sensitive processing, the Company has not only required of all of these vendors their written assurances that they are proactively addressing Year 2000 issues within their operations, but the Company is also requesting and taking advantage of opportunities to test and verify these claims.

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in-house and service bureau applications, with the bulk of customer account processing being handled by leading national vendors of data processing services for financial institutions. The Company has received written assurances that these service providers have completed their internal remediation of programs, and have substantially completed the remediation of issues related to interdependencies with other parties. The Company will participate both directly and indirectly in the testing of these servicers and other third party dependencies commencing in November, 1998, and continuing through the end of the second quarter of 1999.

The Company does not anticipate that there will be any significant or material condition which will impact these service providers in their ability to deliver accurate data processing services before, during and after the transition to the new millennium, therefore no formal contingency plans exist at this time. However, results of system tests conducted by the Company and by other users of this service provider will be carefully monitored to ensure that all issues have been identified and successfully remediated.

In addition to its outsourced systems, the Company relies on in-house, computer based financial accounting and mortgage origination systems. The Company has recently installed a new general ledger and financial accounting system, and anticipates upgrading the mortgage origination system by mid 1999. The new systems have been certified by their respective vendors to be Year 2000 compliant. Language to that effect was included in the service contracts executed with the system vendors. Both of these revisions were planned around the business needs of the Company, not the ability or inability of the installed software to accommodate Year 2000 processing. Nevertheless, these mission critical system replacements are Year 2000 compliant.

The balance of the Company's internal processing is supported by PC based systems, using industry standard software to run non-mission critical applications. Any software program or application which was not supported by the vendor, or which required an update to achieve Year 2000 capability, has been identified for replacement or upgrade. Equipment which contains embedded chips or microprocessors has also been tested and scheduled for upgrade or replacement where necessary. All such system enhancements are expected to be completed by the end of the first quarter of 1999. The cost to remediate these systems is immaterial, and is being expensed in the period in which it occurs.

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

Cost to Address the Company's Year 2000 Issues

The Company's costs to achieve Year 2000 compliance are not expected to have a material financial impact on the Company. The Company's expenses related to Year 2000 issues for 1998 was $60,000 and anticipates the expenses for 1999 to be approximately $80,000. The Company intends to fund such costs from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations.

Risks of Year 2000 Issues

To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 compliant in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 transition, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer account transactions, including deposits, withdrawals, loan payments and disbursements; the inability to reconcile and record daily activity; the inability to process loan applications or to track delinquencies; the inability to generate checks or to clear funds. In addition, if any of the Company's major borrowers should fail to achieve Year 2000 compliance, and should they experience a disruption of their own businesses, their ability to meet their obligations to the Company may be seriously impaired. To mitigate credit risk in the case of large borrowers, the Company currently includes a clause relating to the borrower's Year 2000 awareness and preparedness in its loan commitment documents. In addition, 100% of all borrowers whose loans exceed $500,000 have been contacted to survey their Year 2000 readiness in order to anticipate any potential exposure. The dollar value of loans for which borrowers were surveyed equates to 70% of the permanent and construction loan portfolio.

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

Contingency Plans

The Company is in the process of developing two types of contingency plans. The Remediation Plans will identify components of mission critical applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. Business Interruption Plans will ensure that the Company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000.

Remediation Plan: The Company expects to complete its Year 2000 transition and
----------------
to have thoroughly tested its systems prior to any date of potential disruption. However, the Company is developing Year 2000 remediation plans for mission critical systems which are not already identified as compliant. If the results of testing of the Company's systems are not satisfactory, contingency plans will be invoked within sufficient time to assure successful implementation of a compliant alternative.

Business Interruption Plans: These plans would be invoked if unanticipated Year
---------------------------
2000 problems disrupt production, similar to Disaster Recovery Plans. Essentially, they require that resources are planned for deployment to ensure that such an interruption does not threaten the viability of the Company. The Company will modify its current Business Resumption Plan to specifically address the special circumstances of a disruption due to a Year 2000 related component failure.

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

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Company, the Bank and their subsidiaries (excluding Roslyn Capital Corporation) will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the Internal Revenue Service for the year ended December 31, 1991 which resulted in no change to taxable income.

         Bad Debt Reserves. Prior to the enactment of The Small Business Job Protection Act of 1996 (the 1996 Act) on August 20, 1996, for federal income tax purposes, thrift institutions which met certain definitional tests primarily relating to their assets (the 60% Test) and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within certain specified limitations, be deducted in arriving at taxable income. The Bank's deduction for bad debts with respect to non-qualifying loans could be computed using an amount based on a six year moving average of the Bank's actual loss experience (the Experience Method). The Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interest in real property, could be computed using the Experience Method or a percentage equal to 8% of the Bank's taxable income (the PTI Method), computed with certain modifications and without regard to this deduction and reduced by the amount of the any permitted deduction for bad debts on non-qualifying loans. Additions to the tax bad debt reserve under the PTI method were subject to an overall limitation. The allowable deduction under the PTI Method was limited to the excess of 12% of withdrawable accounts of depositors at the end of the year over the sum of the Bank's surplus, undivided profits and reserves at the beginning of the year. Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 32.2%, exclusive of any minimum tax, as compared to the maximum corporate federal income tax rate of 35%.

         The 1996 Act. Under the 1996 Act, for tax years beginning after December 31, 1995, the PTI Method was repealed. Additionally, "large banks" (i.e., one with assets having an adjusted basis of more than $500 million), which includes the Bank, are no longer permitted to make additions to its tax bad debt reserve, can only deduct bad debts as they occur and is required to recapture (i.e., include in its taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). For tax years beginning in 1996 and 1997, the recapture requirement is suspended if the principal amount of residential mortgages originated by the Bank during the year was not less than the average of the principal amount of loans made during the six preceding taxable years. As of December 31, 1995, the Bank's tax bad debt reserve was equal to the balance of such reserve as of December 31, 1987.

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

     The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes a alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent the AMT exceeds the regular tax. AMTI regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carryforwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Bank does not expect to be subject to the AMT.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend.

State and Local Taxation

     New York State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or
(c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. The Bank, the Company and their subsidiaries (excluding Roslyn Capital Corporation) file a combined return.

     The Company, the Bank and their subsidiaries do business within the Metropolitan Transportation Business Tax District (the District) which is comprised of the counties of New York, Bronx, Kings, Queens, Richmond, Dutchess, Nassau, Orange, Putnam, Rockland, Suffolk, and Westchester. A tax surcharge is imposed on banking corporations doing business within the District and has been applied since 1982. For the tax year ended December 31, 1998, the surcharge rate was 17%.

     The Bank was last audited by the State of New York for the three-year period ended December 31, 1995, which resulted in adjustments which were immaterial to the Bank's financial statements.

     Bad Debt Reserves: For purposes of computing its New York State entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. The allowable deduction is the same as for federal income tax purposes, prior to the 1996 Act, except that the percentage allowable under the PTI Method was 32% instead of 8%. The New York State tax law was amended in August 1996 to prevent the recapture of tax bad debt reserves that would otherwise occur as a result of the enactment of the 1996 Act. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of the federal tax bad debt reserves for such distributions. Also, the New York tax bad debt reserve is subject to recapture in the event that the Bank fails to meet the 60% Test, which it presently satisfies. Although there can be no assurance that the Bank will satisfy the 60% Test in the future, management believes that this level of qualifying assets can be maintained by the Bank. Each year the Bank reviews the most favorable method to calculate the deduction attributable to an addition to the tax bad debt reserve.

     Delaware Taxation: The Company, as a Delaware holding company not earning income in Delaware, is exempted from the corporate income tax. However, the Company is required to file an annual report with and pay an annual franchise tax based on authorized shares to the State of Delaware.

     Roslyn National Mortgage Corporation: RNMC is subject to tax in the various states in which it operates. RNMC is also subject to tax in New York City.


               EXECUTIVE OFFICERS OF THE REGISTRANT AND THE BANK

     The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Registrant and the Bank. All executive officers of the Registrant are also executive officers of the Bank.

     Joseph L. Mancino, Vice Chairman of the Board, President and Chief Executive Officer and a Director of the Registrant, Chairman of the Board, President and Chief Executive Officer of the Bank, joined the Bank in 1960, and became Chairman of the Board, President and Chief Executive Officer of the Bank in 1992 and of the Registrant in 1997. In connection with the Registrant's acquisition of T R Financial Corp. in 1999, Mr. Mancino became Vice Chairman of the Registrant. Mr. Mancino is 61 years of age.

     John M. Tsimbinos, Chairman of the Board of the Registrant and Vice Chairman of the Board of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Tsimbinos is 62 years of age.

     John R. Bransfield, Jr., Senior Executive Vice President and Chief Operating Officer, joined the Bank in 1993 as a Senior Vice
President and Senior Lending Officer, became a Director in 1998, and became Senior Executive Vice President and Chief Operating Officer in 1999. Mr. Bransfield is 57 years of age.

     Nancy C. MacKenzie, Executive Vice President and Chief Information Officer of the Bank, joined the Bank in 1976, became Chief Information Officer in 1995, and became Executive Vice President and Chief Information Officer in 1999. Ms. MacKenzie is 45 years of age.

     Daniel L. Murphy, Executive Vice President and Retail Banking Officer of the Bank, joined the Bank in 1978, and became Executive Vice President and Retail Banking Officer in 1999. Mr. Murphy is 39 years of age.

     Michael P. Puorro, Executive Vice President and Chief Financial Officer, joined the Bank in 1992 and became Executive Vice President and Chief Financial Officer in 1999. Mr. Puorro is 39 years of age.

     John L. Klag, Executive Vice President and Investment Officer of the Bank, joined the Bank in 1993 and became Executive Vice President and Investment Officer in 1999. Mr. Klag is 41 years of age.

     A. Gordon Nutt, Executive Vice President and Special Transition Officer and Director, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Nutt is 65 years of age.

     Kevin T. Dunne, Senior Vice President and Senior Consumer Lending Officer of the Bank, joined the Bank in 1974 and became Senior Vice President and Senior Consumer Lending Officer in 1999. Mr. Dunne is 43 years of age.

     Ralph E. Caccipuoti, Senior Vice President and Retail Operations Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Retail Operations Officer in 1999. Mr. Caccipuoti is 43 years of age.

     John F. Coffey, Senior Vice President and Senior Commercial Lending Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Commercial Lending Officer in 1999. Mr. Coffey is 52 years of age.

     William A. Walter, Senior Vice President and Assistant Chief Financial Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Assistant Chief Financial Officer in 1999. Mr. Walter is 34 years of age.

     Walter G. Mullins, Senior Vice President and Marketing Officer of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Mullins is 53 years of age.

     Gerard L. Treglia, Senior Vice President and Retail Systems Officer of the Bank joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Treglia is 49 years of age.

Item 2. Properties.
-------------------

     The Bank currently conducts its business through 25 full service banking offices which includes 15 branches acquired pursuant to the Company's acquisition of T R Financial Corp. and the Bank's contemporaneous merger with Roosevelt Savings Bank on February 16, 1999. In addition, RNMC, the Bank's mortgage banking subsidiary, conducts its business through the Bank's banking offices as well as fourteen mortgage origination offices. The following table sets forth the Bank's and RNMC's offices as of December 31, 1998.


                                                                  Original
                                           Leased                  Year
                                             or                  Leased or         Date of Lease
Location                                    Owned                Acquired           Expiration
----------------------------             -----------           -------------    -------------------

Administrative/Main Office:                 Owned                   1932          Not Applicable
Roslyn Office:
1400 Old Northern Boulevard
Roslyn, NY  11576

Branch Offices:

Bayshore                                   Leased                   1999               2009
(Office opens June 1, 1999)
130-145 East Main Street
Bayshore, NY  11706

Bayside (1)                                 Owned                   1969          Not Applicable
224-04 Union Turnpike
Bayside, NY  11364

Bellmore                                    Owned                   1972          Not Applicable
2641 Merrick Road
Bellmore, NY  11710

2790 Sunrise Highway (1)                   Leased                   1980               2010
Bellmore, NY  11710

Bellerose (1)                               Owned                   1975          Not Applicable
247-53 Jamaica Avenue
Bellerose, NY  11426

Brooklyn (1)                                Owned                   1920          Not Applicable
1024 Gates Avenue
Brooklyn, NY  11221

2925 Avenue U (1)                           Owned                   1955          Not Applicable
Brooklyn, NY  11229

Dix Hills (1)                              Leased                   1995               2002
699 Old Country Road
Dix Hills, NY  11746

East Northport                              Owned                   1992          Not Applicable
580 Larkfield Road
East Northport, NY  11731


                                                                  Original
                                           Leased                  Year
                                             or                  Leased or         Date of Lease
Location                                    Owned                Acquired           Expiration
----------------------------             -----------           -------------    -------------------

Farmingdale                                 Owned                   1968          Not Applicable
14 Conklin Street
Farmingdale, NY 11735

Garden City (1)                             Owned                   1976          Not Applicable
1122 Franklin Avenue
Garden City, NY  11530

108-110 Seventh Street (1)                 Leased                   1995               2025
Garden City, NY  11530

Hewlett (1)                                 Owned                   1996          Not Applicable
1280 Broadway
Hewlett, NY  11557

Howard Beach (1) (2)                        Owned                   1965          Not Applicable
156-02 Cross Bay Boulevard
Howard Beach, NY  11414

Lawrence                                   Leased                   1996               2003
333 Central Avenue
Lawrence, NY  11559

Little Neck (1)                            Leased                   1971               2017
254-09 Horace Harding Expressway
Little Neck, NY  11362

Massapequa (3)                             Leased                   1996               2004
6199 Sunrise Highway                       /Owned
Massapequa, NY  11758

Massapequa Park (1)                         Owned                   1961          Not Applicable
4848 Merrick Road
Massapequa Park, NY  11762

New Hyde Park (1)                           Owned                   1975          Not Applicable
1114 Jericho Turnpike
New Hyde Park, NY  11040

North Babylon (1)                           Owned                   1991          Not Applicable
1501 Deer Park Avenue
North Babylon, NY  11703

1520 Deer Park Avenue (1)                   Owned                   1994          Not Applicable
North Babylon, NY  11703

Oceanside                                   Owned                   1998          Not Applicable
3140 Long Beach Road
Oceanside, NY  11572


                                                                  Original
                                           Leased                  Year
                                             or                  Leased or         Date of Lease
Location                                    Owned                Acquired           Expiration
----------------------------             -----------           -------------    -------------------

Smithtown                                  Leased                   1998               2008
719 Smithtown Bypass
Smithtown, NY  11787

West Hempstead                              Owned                   1965          Not Applicable
50 Hempstead Turnpike
West Hempstead, NY  11552

Woodbury (4)                               Leased                   1976               2009
8081 Jericho Turnpike
Woodbury, NY 11797

Administrative Office:                      Owned                   1996          Not Applicable
Port Washington Office:
2 Seaview Boulevard
Port Washington, NY  11050


                                                                  Original
                                           Leased                  Year
                                             or                  Leased or         Date of Lease
Location                                    Owned                Acquired           Expiration
----------------------------             -----------           -------------    -------------------

RNMC Origination Offices:

Hauppauge - Main Office                    Leased                   1986               2002
350 Motor Parkway, Suite 410
Hauppauge, NY  11788

Brentwood (Office opens                    Leased                   1999               1999
June 1, 1999)
5115 Maryland Way
Brentwood, TN  37027

Cherry Hill                                Leased                   1998               1999
Executive Quarters
1930 E. Marlton Pike
Suite Q26
Cherry Hill, NJ  08003

Clark                                      Leased                   1998               2003
Garden State Executive Plaza
77 Brant Avenue
Clark, NJ  07066

Columbia                                   Leased                   1999               2004
6996 Columbia Gateway Drive
Suite 102
Columbia, MD  21045

Fairfield                                  Leased                   1998               2003
111 Beach Road
Fairfield, CT  06430

Melville                                   Leased                   1999               2010
48 South Service Road
Melville, NY  11747

Parsippany                                 Leased                   1998               2003
400 Lanidex Plaza
Suite 4203
Parsippany, NJ  07054

Patchogue                                  Leased                   1998               1999
57 E. Main Street
Patchogue, NY  11772

Richboro                                   Leased                   1998               2000
130 Almshouse Road
Suite 200A
Richboro, PA  18954


                                                                  Original
                                           Leased                  Year
                                             or                  Leased or         Date of Lease
Location                                    Owned                Acquired           Expiration
----------------------------             -----------           -------------    -------------------

Syracuse (5)                               Leased                   1997               2000
251 Salina Meadow Parkway
Suite 250
Syracuse, NY  13212

Vienna                                     Leased                   1999               2004
1604 Springhill Road
Suite 110
Vienna, VA  22182

West Hartford                              Leased                   1996               2000
15 North Main Street
West Hartford, CT  06107

Wilmington                                 Leased                   1998               2002
5301 Limestone Road
Suite 104
Wilmington, DE  19808

Whitestone                                 Leased                   1998               2003
17-20 Whitestone Expressway
Suite 400
Whitestone, NY  11357

Woodhaven                                  Leased                   1998               2000
95-04 Jamaica Avenue
Woodhaven, NY 11421

______________________________
(1) The Bank acquired these former offices of Roosevelt Savings Bank on February 16, 1999.
(2)  Includes a leased accommodation facility adjacent to the branch office.
     The lease on such facility expires December 2011.
(3) The Bank owns the building but leases the minority portion of the land. The Bank has the option to renew the lease upon expiration for two additional consecutive terms of 33 years each.
(4) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two additional consecutive terms of 20 years each.
(5)  Vacant as of September 1997.

Item 3. Legal Proceedings.
--------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     On December 22, 1998, the Company held a special meeting of stockholders to approve and adopt the Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp. pursuant to which, among other things, T R Financial Corp. merged with and into Roslyn Bancorp, Inc. the number of votes counted at the meeting was:

              For                    Against                 Abstain
         --------------           -------------            -----------
           23,185,207               4,722,808                365,865


                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

     Information regarding the market for the Company's common equity and related stockholder matters appears in the 1998 Annual Report to Stockholders under the caption "Market Price of Common Stock" and is incorporated herein by this reference. The following schedule summarizes the dividend payment ratio (dividends declared/net income per share) for the periods indicated:

                                 December 31,
                            -------------------------
                            1998      1997      1996
                            -----     -----     -----
                            27.57%    21.69%     N/A


Item 6. Selected Financial Data.
--------------------------------

     Information regarding selected financial data appears on page one of the 1998 Annual Report under the caption "Selected Consolidated Financial and Other Data of the Company" and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages four through 23 of the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Gap Analysis" in the 1998 Annual Report is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     Information regarding the financial statements and the Independent Auditors' Report appears on pages 24 through 67 of the 1998 Annual Report and is incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.

                                   PART III

Item 10.   Directors and Executive Officers of the Company.
-----------------------------------------------------------

     Information regarding the directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 under the caption "Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company". Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.



Item 11.  Executive Compensation.
---------------------------------

     Information regarding executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held beginning on May 19, 1999 under the caption "Executive Compensation", not including the report of the personnel committee and the stock performance graph. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of the Stockholders to be held on May 19, 1999 will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The Company knows of no single person or group that is the beneficial owner of more than 5% of the Company's common stock.

     Information regarding security ownership of management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company". Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 under the caption "Transactions With Certain Related Persons". Pursuant to Genral Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

     1. Financial Statements

        The following consolidated financial statements are included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 and are incorporated herein by this reference:

        - Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

        - Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

        - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

        - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

        - Notes to Consolidated Financial Statements

        - Independent Auditors' Report

        - Selected Quarterly Financial Data (Unaudited) for the Years Ended December 31, 1998 and 1997

        The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(a)  2. Financial Statement Schedules

        Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of 1998

        The Company filed an 8-K on December 31, 1998 to report that it did not intend to increase the stock exchange ratio for its acquisition of T R Financial Corp. Two press releases, dated December 28, and December 30, 1998 announcing the Company's intentions were filed by exhibit.

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
------

2.1 Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp./1/
2.2 First Amendment, dated as of January 23, 1999, to the Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp./2/
3.1    Certificate of Incorporation of Roslyn Bancorp, Inc./3/
3.2    Amended and Restated Bylaws of Roslyn Bancorp, Inc.
3.3    Second Amended and Restated Bylaws of Roslyn Bancorp, Inc.
4.0    Form of Stock Certificate of Roslyn Bancorp, Inc./3/
10.1   Employment Agreement between Roslyn Bancorp, Inc. and Joseph L. Mancino
10.2   Employment Agreement between Roslyn Savings Bank and Joseph L. Mancino
10.3   Employment Agreement between Roslyn Bancorp, Inc. and John R. Bransfield,
       Jr.
10.4   Employment Agreement between Roslyn Savings Bank and John R. Bransfield,
       Jr.
10.5   Employment Agreement between Roslyn Bancorp, Inc. and Michael P. Puorro
10.6   Employment Agreement between Roslyn Savings Bank and Michael P. Puorro
10.7   Employment Agreement between Roslyn Savings Bank and John L. Klag
10.8   Employment Agreement between Roslyn Savings Bank and Nancy MacKenzie
10.9   Employment Agreement between Roslyn Savings Bank and Daniel L. Murphy
10.10  Employment Agreement between Roslyn Bancorp, Inc. and R. Patrick Quinn
10.11  Employment Agreement between Roslyn Savings Bank and R. Patrick Quinn
10.12  Employment Agreement between Roslyn Bancorp, Inc. and John M. Tsimbinos
10.13  Employment Agreement between Roslyn Bancorp, Inc. and A. Gordon Nutt
10.14  Employment Agreement between Roslyn Savings Bank and A. Gordon Nutt
10.15  The Roslyn Savings Bank Management Supplemental Retirement Plan/3/
10.16  Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan/4/
10.17 Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated as of March 16, 1993/5/
10.18 First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated./6/
10.19 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997./3/
11.0   Statement re: Computation of Per Share Earnings
13.0   1998 Annual Report to Shareholders
21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"
23.0   Consent of KPMG LLP
27.0   Financial Data Schedule

_______________

1. Incorporated by reference into this document from the Registration Statement on Form S-4, and any amendments thereto, Registration No. 333-67369, filed with the Securities and Exchange Commission on November 16, 1998.

2. Incorporated by reference into this document from the Form 8-K, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on February 18, 1999.

3. Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.

4. Incorporated by reference into this document from the Appendix to the Proxy Statement for the Annual Meeting of Shareholders held on July 22, 1997, filed with the Securities and Exchange Commission on June 6, 1997.

5. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1993, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 30, 1994.

6. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1995, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 27, 1996 and as amended as of March 29, 1996.

7. Incorporated by reference to the Exhibits to T R Financial Corp.'s definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 19, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Roslyn Bancorp, Inc.
                  ------------------------------------------
                                 (Registrant)


                          /s/ Joseph L. Mancino                   March 31, 1999
                  ------------------------------------------      --------------
                  Joseph L. Mancino, Vice Chairman of the
                  Board, President & Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                               TITLE                                          DATE
----                               -----                                          -----
/s/ Joseph L. Mancino              Vice Chairman of the Board, President,     March 31, 1999
------------------------------     & Chief Executive Officer                  --------------
Joseph L. Mancino


/s/ John M. Tsimbinos              Chairman of the Board                      March 31, 1999
------------------------------                                                --------------
John M. Tsimbinos


/s/ John R. Bransfield             Director and Vice President                March 31, 1999
------------------------------                                                --------------
John R. Bransfield


/s/ Michael P. Puorro              Treasurer & Chief Financial Officer        March 31, 1999
------------------------------                                                --------------
Michael P. Puorro


/s/ A. Gordon Nutt                 Director, Executive Vice President         March 31, 1999
------------------------------     & Special Transition Officer               --------------
A. Gordon Nutt


/s/ Thomas J. Calabrese, Jr.       Director                                   March 31, 1999
------------------------------                                                --------------
Thomas J. Calabrese, Jr.


/s/ Maureen E. Clancy              Director                                   March 31, 1999
------------------------------                                                --------------
Maureen E. Clancy


/s/ Thomas A. Doherty              Director                                   March 31, 1999
------------------------------                                                --------------
Thomas A. Doherty


/s/ Robert G. Freese               Director                                   March 31, 1999
------------------------------                                                --------------
Robert G. Freese


/s/ Leonard Genovese               Director                                   March 31, 1999
------------------------------                                                --------------
Leonard Genovese

NAME                               TITLE                                          DATE
----                               -----                                          -----

/s/ Dr. Edwin W. Martin, Jr.       Director                                  March 31, 1999
----------------------------------                                           --------------
Dr. Edwin W. Martin, Jr.


/s/ Victor C. McCuaig              Director                                  March 31, 1999
----------------------------------                                           --------------
Victor C. McCuaig


/s/ John P. Nicholson              Director                                  March 31, 1999
----------------------------------                                           --------------
John P. Nicholson


/s/ James E. Swiggett              Director                                  March 31, 1999
----------------------------------                                           --------------
James E. Swiggett


/s/ Spiros J. Voutsinas            Director                                  March 31, 1999
----------------------------------                                           --------------
Spiros J. Voutsinas


/s/ Richard C. Webel               Director                                  March 31, 1999
----------------------------------                                           --------------
Richard C. Webel