Form 10-Q
period 1999-03-31
ROSLYN BANCORP INC
filed 1999-05-17
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999           0-28886
                                                -----------------------
                                                Commission File Number

                             ROSLYN BANCORP, INC.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                          11-3333218
------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

              1400 Old Northern Boulevard, Roslyn, New York  11576
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (516) 621-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
        ---------------------------------------------------------
       Securities registered pursuant to Section 12(b) of the Act

                          Common Stock, $.01 par value
               ----------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act

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

The Registrant had 76,928,744 shares of Common Stock outstanding as of May 13, 1999.

                                   FORM 10-Q
                              ROSLYN BANCORP, INC.
                                     INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements - Unaudited:

         Consolidated Statements of Financial Condition at
         March 31, 1999 and December 31, 1998                            1

         Consolidated Statements of Income for the three months ended
         March 31, 1999 and 1998                                         2

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended March 31, 1999                       3

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1999 and 1998              4

         Notes to Unaudited Consolidated Financial Statements            5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            14

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk      27


PART II - OTHER INFORMATION
------------------------------

ITEM 1.   Legal Proceedings                                              28

ITEM 2.   Changes in Securities                                          28

ITEM 3.   Defaults Upon Senior Securities                                28

ITEM 4.   Submission of Matters to a Vote of Security Holders            28

ITEM 5.   Other Information                                              28

ITEM 6.   Exhibits and Reports on Form 8-K                               28

          Signature Page                                                 30

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

                              ROSLYN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                      (In thousands, except share amounts)

                                                                                          March 31, 1999       December 31, 1998
                                                                                          --------------       -----------------
                                                ASSETS
                                                ------
Cash and cash equivalents:
 Cash and cash items                                                                      $       6,016             $      8,403
 Due from banks                                                                                  51,547                   47,706
 Money market investments                                                                        35,500                   38,079
                                                                                          -------------             ------------
                                                                                                 93,063                   94,188
Debt and equity securities, net:
 Held-to-maturity (estimated fair value of $0 and $27,148, respectively)                              -                   26,965
 Available-for-sale                                                                             698,617                  795,362
Mortgage-backed and mortgage related securities, net:
 Held-to-maturity (estimated fair value of $0 and $1,268,461, respectively)                           -                1,250,266
 Available-for-sale                                                                           3,084,468                1,795,833
                                                                                          -------------             ------------
                                                                                              3,783,085                3,868,426
Federal Home Loan Bank of New York stock, at cost                                                26,379                   40,029
Loans held-for-sale, net                                                                         75,027                   81,725
Loans receivable held for investment, net:
 Real estate loans, net                                                                       3,452,553                3,527,944
 Consumer                                                                                       101,453                   96,005
                                                                                          -------------             ------------
                                                                                              3,554,006                3,623,949
 Less allowance for possible loan losses                                                        (40,272)                 (40,207)
                                                                                          -------------             ------------
                                                                                              3,513,734                3,583,742
Banking house and equipment, net                                                                 30,698                   32,170
Accrued interest receivable                                                                      44,017                   47,103
Mortgage servicing rights, net                                                                   15,530                   13,779
Excess of cost over fair value of net assets acquired                                             2,331                    2,449
Real estate owned, net                                                                              873                    1,176
Deferred tax asset, net                                                                          10,240                    5,308
Other assets                                                                                     33,289                   29,624
                                                                                          -------------             ------------
  Total assets                                                                            $   7,628,266             $  7,799,719
                                                                                          =============             ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
Liabilities:
 Deposits:
  Savings accounts                                                                        $     958,423             $    971,138
  Certificates of deposit                                                                     2,839,160                2,835,578
  Money market accounts                                                                         143,509                  120,930
  Demand deposit accounts                                                                       285,373                  291,336
                                                                                          -------------             ------------
   Total deposits                                                                             4,226,465                4,218,982
 Official checks outstanding                                                                     40,202                   22,472
 Borrowed funds:
  Reverse-repurchase agreements                                                               2,000,382                2,094,319
  Other borrowings                                                                              372,578                  433,528
 Accrued dividends and interest on deposits                                                      23,223                   28,808
 Mortgagors' escrow and security deposits                                                        77,663                   72,044
 Accrued taxes payable                                                                            9,033                   34,012
 Accrued expenses and other liabilities                                                          80,776                   42,188
                                                                                          -------------             ------------
  Total liabilities                                                                           6,830,322                6,946,353
                                                                                          -------------             ------------

Commitments and contingencies                                                                         -                        -
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                          -                        -
 Common stock, $0.01 par value, 100,000,000 shares authorized; 79,236,244 and 89,196,513 shares issued and; 76,928,744 and 76,459,921 shares outstanding at March 31, 1999 and
  December 31, 1998, respectively                                                                   792                      892
 Additional paid-in-capital                                                                     481,332                  529,012
 Retained earnings-substantially restricted                                                     444,959                  512,184
 Accumulated other comprehensive income:
  Net unrealized gain on securities available-for-sale, net of tax                                9,482                   13,745
 Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                          (49,770)                 (53,831)
 Unearned common stock held by Stock-Based Incentive Plan (SBIP)                                (29,459)                 (30,818)
    Common stock held by Supplemental Executive Retirement Plan and Trust (SERP), at cost             -                   (2,158)
 Treasury stock, at cost (2,307,500 shares and 12,736,592 shares at March 31, 1999 and
 December 31, 1998 , respectively)                                                              (59,392)                (115,660)
                                                                                          -------------             ------------
  Total stockholders' equity                                                                    797,944                  853,366
                                                                                          -------------             ------------
  Total liabilities and stockholders' equity                                              $   7,628,266             $  7,799,719
                                                                                          =============             ============

     See accompanying notes to unaudited consolidated financial statements.

                              ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                          For the
                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                ----------------------------
                                                                                                     1999            1998
                                                                                                ----------        ----------
Interest income:
 Federal funds sold and short-term deposits                                                     $      694        $      675
 Debt and equity securities                                                                         11,796            12,756
 Mortgage-backed and mortgage related securities                                                    49,635            60,185
 Real estate loans                                                                                  65,491            59,596
 Consumer and student loans                                                                          2,065             1,345
                                                                                                ----------        ----------
  Total interest income                                                                            129,681           134,557
                                                                                                ----------        ----------
Interest expense:
 Deposits                                                                                           44,552            47,762
 Borrowed funds                                                                                     33,539            33,954
                                                                                                ----------        ----------
  Total interest expense                                                                            78,091            81,716
                                                                                                ----------        ----------
Net interest income before provision for possible loan losses                                       51,590            52,841
Provision for possible loan losses                                                                       -               550
                                                                                                ----------        ----------
Net interest income after provision for possible loan losses                                        51,590            52,291
                                                                                                ----------        ----------
Non-interest income:
 Fees and service charges                                                                            1,350             1,751
 Mortgage banking operations                                                                         3,217             1,835
 Net gains on securities                                                                             2,185             4,269
 Real estate operations, net                                                                           290               244
 Other non-interest income                                                                             118               305
                                                                                                ----------        ----------
  Total non-interest income                                                                          7,160             8,404
                                                                                                ----------        ----------
Non-interest expense:
 General and administrative expenses:
  Compensation and employee benefits                                                                11,854            15,430
  Occupancy and equipment                                                                            2,201             2,253
  Deposit insurance premiums                                                                           155                84
  Advertising and promotion                                                                            630             1,350
  Other non-interest expenses                                                                        4,011             5,189
                                                                                                ----------        ----------
   Total general and administrative expenses                                                        18,851            24,306
 Amortization of excess of cost over fair value of net
   assets acquired                                                                                     118               117
   Merger related costs                                                                             87,987                 -
   Restructuring charge                                                                              5,903                 -
                                                                                                ----------        ----------
      Total non-interest expense                                                                   112,859            24,423
                                                                                                ----------        ----------
(Loss)/income before provision for income tax and extraordinary item                               (54,109)           36,272
Provision for income tax                                                                             1,657            13,213
                                                                                                ----------        ----------
(Loss)/income before extraordinary item                                                            (55,766)           23,059
Extraordinary item, net of tax - Prepayment penalty on debt extinguishment                          (2,916)                -
                                                                                                ----------        ----------
Net (loss)/income                                                                               $  (58,682)       $   23,059
                                                                                                ==========        ==========
Basic and diluted (loss)/earnings per share:
     (Loss)/income before extraordinary item                                                    $    (0.78)       $     0.31
     Extraordinary item, net of tax                                                                  (0.04)                -
                                                                                                ----------        ----------
     Net (loss)/income per share                                                                $    (0.82)       $     0.31
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

                              ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                      (In thousands, except share amounts)



                                                                                                     Unallocated     Unearned
                                                                        Retained    Accumulated      Common           Common
                                                         Additional    Earnings-       Other         Stock             Stock
                                             Common       Paid-in-    Substantially  Comprehensive   Held by           Held by
                                              Stock       Capital      Restricted      Income         ESOP             SBIP
                                          ---------     ----------     ----------     --------     ----------     ----------
Balance at December 31, 1998              $     892     $  529,012     $  512,184     $ 13,745     $  (53,831)    $  (30,818)

Comprehensive loss:
   Net loss                                                               (58,682)
  Other comprehensive income, net of
    tax  :
   Unrealized loss on certain
    securities,
     net of reclassification                                                            (5,755)
      adjustment (1)
Comprehensive loss

Adjustments to stockholders' equity to
    effect the merger with T R
    Financial Corp.                            (100)       (47,768)                      1,492          3,613             52
Allocation of ESOP stock                                        84                                        448
Amortization of SBIP stock awards                                4           (164)                                     1,307
Cash dividends declared on
    common  stock                                                          (8,379)
                                          ---------     ----------     ----------     --------     ----------     ----------
Balance at March 31, 1999                 $     792     $  481,332     $  444,959     $  9,482     $  (49,770)    $  (29,459)
                                          =========     ==========     ==========     ========     ==========     ==========

                                            Common           Treasury
                                         Stock Held by        Stock
                                         SERP, at cost       at cost         Total
                                         -------------     ------------    -----------
Balance at December 31, 1998              $    (2,158)     $  (115,660)    $  853,366

Comprehensive loss:
   Net loss                                                                   (58,682)
  Other comprehensive income, net of
    tax:
   Unrealized loss on certain
    securities,
     net of reclassification
      adjustment (1)                                                           (5,755)
                                                                           ----------
Comprehensive loss (2)                                                        (64,437)
                                                                           ----------

Adjustments to stockholders' equity to
    effect the merger with T R
    Financial Corp.                             2,158           56,268         15,715
Allocation of ESOP stock                                                          517
Amortization of SBIP stock awards                                               1,147
Cash dividends declared on
    common  stock                                                              (8,379)

Balance at March 31, 1999                 $         -      $   (59,392)    $  797,944
                                          ===========      ===========     ==========


(1) Disclosure of reclassification adjustment, net of tax, for the three months ended March 31, 1999:

Net unrealized depreciation arising during the period                       $ (4,523)
Less:  Reclassification adjustment for net gains included in net loss          1,232
                                                                            --------
Net unrealized loss on certain securities                                   $ (5,755)
                                                                            ========

(2)  Disclosure of Comprehensive Income at March 31, 1998:

     Comprehensive Income:

       Net income                                                           $ 23,059
       Other comprehensive income, net of tax:
         Unrealized loss on certain securities, net of reclassification
          adjustment                                                            (369)
                                                                            --------
       Comprehensive income                                                 $ 22,690
                                                                            ========

     See accompanying notes to unaudited consolidated financial statements.

                              ROSLYN BANCORP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                  -------------------------------
                                                                                                       1999              1998
                                                                                                  ---------------   -------------
Cash flows from operating activities:
Net (loss) income                                                                                   $  (58,682)       $  23,059
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
  Provision for possible loan losses                                                                         -              550
  Recovery of possible other real estate owned losses                                                     (329)            (150)
  Originated mortgage servicing rights, net of amortization and valuation adjustment                    (1,751)            (388)
  Amortization of excess of cost over fair value of net assets acquired                                    118              117
  Depreciation and amortization                                                                            797              926
  Amortization of premiums in excess of (less than) accretion of discounts                                  20           (2,527)
  ESOP and SBIP expense                                                                                  1,497            4,052
  Proceeds from sales of loans held-for-sale, net of originations and purchases                         10,701              643
  Gains on sales of loans                                                                               (3,981)            (413)
  Net gains on securities                                                                               (2,185)          (4,269)
  Net gains on sales of real estate owned                                                                   (9)            (205)
  Merger related costs and restructuring charges                                                        65,727                -
  Income taxes deferred and tax benefits attributable to stock plans                                    (2,013)             224
  Changes in assets and liabilities:
     Decrease in accrued interest receivable                                                             3,086              154
     Decrease (increase) in other assets                                                                 2,908             (594)
     Increase (decrease) in official checks outstanding                                                 17,730          (12,239)
     (Decrease) increase in accrued dividends and interest                                              (5,585)             216
     Decrease in accrued taxes payable                                                                 (24,979)          (6,246)
     (Decrease) increase in accrued expenses and other liabilities                                     (27,139)          38,351
     Net increase (decrease) in unearned income                                                            849             (324)
     Increase in other, net                                                                                168              114
                                                                                                    ----------        ---------
       Net cash (used in) provided by operating activities                                             (23,052)          41,051
                                                                                                    ----------        ---------
Cash flows from investing activities:
  Proceeds from calls and repayments of debt and mortgage-backed and mortgage related securities
       held-to-maturity and redemption of FHLB Capital Stock                                             13,650          128,642
  Proceeds from sales and repayments of debt, equity, mortgage-backed and mortgage-related
       securities available-for-sale                                                                    872,482          779,025
  Purchases of securities held-to-maturity and FHLB Capital Stock                                            -         (144,249)
  Purchases of debt, equity, mortgage-backed and mortgage related securities available-for-sale       (792,144)        (809,380)
  Loan originations and purchases less than (in excess of) principal repayments                         69,137         (192,688)
  Proceeds from sales of loans held for investment                                                           -            8,942
  Disposition (purchases) of banking house and equipment, net                                              675           (1,152)
  Proceeds from sales of other real estate owned                                                           641              439
                                                                                                    ----------        ---------
       Net cash provided by (used in) investing activities                                             164,441         (230,421)
                                                                                                    ----------        ---------
Cash flows from financing activities:
  Increase in demand deposit, money market and savings accounts                                          3,901            3,049
  Increase (decrease) in certificates of deposit                                                         3,582           (7,447)
  (Decrease) increase in borrowed funds                                                               (154,887)         235,641
  Increase in mortgagors' escrow and security deposits                                                   5,619           20,003
  Net proceeds from exercise of stock options                                                                -              538
  Cash dividends paid on common stock                                                                   (8,379)          (5,989)
  Cost to repurchase common stock                                                                            -          (23,190)
  Proceeds from reissuance of treasury stock                                                             7,650                -
                                                                                                    ----------        ---------
       Net cash (used in) provided by financing activities                                            (142,514)         222,605
                                                                                                    ----------        ---------
  Net (decrease) increase in cash and cash equivalents                                                  (1,125)          33,235
  Cash and cash equivalents at beginning of period                                                      94,188           40,673
                                                                                                    ----------        ---------
  Cash and cash equivalents at end of period                                                        $   93,063        $  73,908
                                                                                                    ==========        =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest on deposits and borrowed funds                                                           $   88,724        $  62,402
                                                                                                    ==========        =========
  Income taxes                                                                                      $   26,428        $   4,535
                                                                                                    ==========        =========
Non-cash investing activities:
  Additions to real estate owned, net                                                               $        -        $     676
                                                                                                    ==========        =========
  Transfer of securities from held-to-maturity to available-for-sale, at amortized cost             $1,269,280        $       -
                                                                                                    ==========        =========

See accompanying notes to unaudited consolidated financial statements.

                                       4
u

                      ROSLYN BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (the "Company") and its direct wholly-owned subsidiary The Roslyn Savings Bank and subsidiaries (the "Bank").

After the close of business on February 16, 1999, T R Financial Corp. merged with and into the Company and T R Financial Corp.'s subsidiary, Roosevelt Savings Bank, merged with and into the Bank. All subsidiaries of Roosevelt Savings Bank became subsidiaries of the Bank (the "Merger"). The acquisition was accounted for as a pooling-of-interests, and accordingly, all historical financial information for the Company has been restated to include T R Financial Corp.'s historical information for the earliest period presented. Previously reported balances of T R Financial Corp. have been reclassified to conform to the Company's presentation and restated to give effect to the Merger. When necessary, certain reclassifications have been made to prior period amounts to conform to the current periods presentation.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2.  ACQUISITION OF T R FINANCIAL CORP.

On February 16, 1999, a merger between T R Financial Corp., a Delaware company, and the Company was completed with the Company as the surviving corporation (the "Merger"). The transaction was treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. As part of this Merger, on February 16, 1999, T R Financial Corp.'s wholly-owned subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, was merged into the Bank.

Pursuant to the merger agreement, each share of T R Financial Corp. common stock was converted into the Company's common stock at a fixed exchange ratio of 2.05. As a result, 17,347,768 shares of T R Financial Corp. common stock were exchanged for 35,528,785 shares of the Company's common stock and a total of 1,746,880 T R Financial stock options were converted into options to purchase a maximum of 3,581,103 shares of the Company's common stock at exercise prices ranging from $2.20 to $17.32 depending on the exercise price of the underlying
T R Financial stock option. Additionally under the agreement, five former officers and five former directors of T R Financial Corp. have joined the Boards of Directors of the Company and the Bank.

3.  EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended March 31, 1999 and 1998, compensation expense attributable to the ESOP was approximately $461,000 and $2.4 million, respectively. The March 31, 1998 ESOP expense includes $1.9 million of compensation expense attributable to T R Financial Corp.'s ESOP. Concurrent with the Merger and pursuant to the terms of the T R Financial Corp. ESOP, the T R Financial Corp. ESOP loan of approximately $4.5 million was satisfied on March 30, 1999, through the sale of approximately 244,000 shares of Roslyn common stock. The remaining shares held by the ESOP trustee were released for allocation to the former T R Financial Corp. employees. Included in the merger related charge incurred during the quarter ended March 31, 1999 was $24.6 million relating to the allocation of the shares to the former employees of T R Financial Corp. This transaction represents a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering.

4.  STOCK-BASED INCENTIVE PLAN

During the three months ended March 31, 1999, the Company granted stock awards of 34,000 shares, with prices ranging from $17.81 to $20.69 per share, and 16,091 shares were forfeited. During the three months ended March 31, 1999, plan participants vested in 16,284 shares. The total outstanding unvested stock awards amounted to 1,252,491 shares at March 31, 1999. Upon the achievement of certain defined performance targets, 85,057 of the aforementioned shares will vest. For the three months ended March 31, 1999 and 1998, compensation expense attributable to the Incentive Plan was approximately $1.0 million and $1.6 million, respectively.

During the three months ended March 31, 1999, the Company granted stock options of 40,000 shares, with exercise prices ranging from $17.81 to $18.00 per share, and 44,927 options were forfeited. The total number of outstanding stock options was 7,761,562, including 1,746,880 of T R Financial Corp.'s stock options that were converted into options to purchase a maximum of 3,581,103 shares of the Company's common stock at exercise prices ranging $2.20 to $17.32. The weighted average price of total outstanding stock options, at March 31, 1999 was $14.35. The converted T R Financial Corp. stock options were fully vested upon the consumation of the

Merger. During the three months ended March 31, 1999, plan participants vested in 3,658,403 stock options, including the vested T R Financial Corp. stock options.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its specific designation as follows:

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

6.  RECENT DEVELOPMENTS

On February 10, 1999, the Company announced that its Board of Directors declared a quarterly dividend of eleven and one half cents' ($0.115) per common share. The dividend was paid on March 12, 1999 to shareholders of record as of March 2, 1999.

On June 17, 1998, the Company announced that it had received all of the necessary regulatory approvals to open a full service branch facility in Bayshore, New York. The Company expects to open this branch in the second quarter of 1999.

     7.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED
          SECURITIES

     The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at March 31, 1999 and December 31, 1998, respectively.

                                                                     March 31, 1999              December 31, 1998
                                                            -----------------------------  ---------------------------------
                                                                              Estimated                       Estimated
                                                              Amortized         Fair         Amortized           Fair
                                                                Cost            Value          Cost              Value
                                                            -------------   -------------  --------------   ----------------
                                                                                    (In thousands)
Available-for-sale:
 Debt securities:
  United States Government-direct and
     Guaranteed                                              $   125,185       $   127,944    $    187,250     $    191,669
  United States Government agencies                              140,284           140,606         154,353          154,986
  State, county and municipal                                      5,481             5,635               -                -
  Industrial, financial corporation and other                      1,121             1,150           3,003            3,123
                                                             -----------        ----------     -----------     ------------
   Total debt securities                                         272,071           275,335         344,606          349,778
                                                             -----------        ----------     -----------     ------------
 Equity securities:
  Preferred and common stock                                     247,728           256,507         268,860          284,679
  Trust preferreds                                               153,909           150,702         147,131          144,727
  Other                                                           14,893            16,073          14,883           16,178
                                                             -----------        ----------     -----------     ------------
   Total equity securities                                       416,530           423,282         430,874          445,584
                                                             -----------        ----------     -----------     ------------
 Mortgage-backed and mortgage related securities, net:
  FNMA pass-through securities                                    36,227            35,947           3,135            3,142
  GNMA pass-through securities                                 1,076,161         1,087,889         202,288          204,325
  FHLMC pass-through securities                                   11,584            12,121           3,431            3,451
  GNMA adjustable rate mortgage
    pass-through securities                                      314,088           319,333         352,245          356,650
  Whole loan private collateralized mortgage obligations         670,734           672,330         674,727          675,659
  Agency collateralized mortgage obligations                     966,885           956,848         553,917          552,606
                                                             -----------       -----------    ------------     ------------
   Total mortgage-backed and mortgage
     related securities, net                                   3,075,679         3,084,468       1,789,743        1,795,833
                                                             -----------       -----------    ------------     ------------
   Total securities available-for-sale                       $ 3,764,280       $ 3,783,085    $  2,565,223     $  2,591,195
                                                             ===========       ===========    ============     ============
Held-to-maturity, net:
 Debt securities:
  Public utility                                             $         -       $         -    $        800     $        796
  State, county and municipal                                          -                 -           5,551            5,809
  Industrial, financial corporation and other                          -                 -          20,614           20,543
                                                             -----------       -----------    ------------     ------------
   Total debt securities                                               -                 -          26,965           27,148
                                                             -----------       -----------    ------------     ------------
 Mortgaged-backed and mortgage related
   securities, net:
  FNMA pass-through securities                                         -                 -          67,500           68,082
  GNMA pass-through securities                                         -                 -       1,045,918        1,060,676
  FHLMC pass-through securities                                        -                 -          65,864           68,245
  Whole loan private collateralized mortgage
    obligations                                                        -                 -          68,071           68,416
  Agency collateralized mortgage obligations                           -                 -           2,913            3,042
                                                             -----------       -----------    ------------     ------------
   Total mortgage-backed and mortgage
    related securities, net                                            -                 -       1,250,266        1,268,461
                                                             -----------       -----------    ------------     ------------
   Total securities held-to-maturity                         $         -       $         -    $  1,277,231     $  1,295,609
                                                             ===========       ===========    ============     ============

     8. LOANS RECEIVABLE, NET
     Loans receivable, net at March 31, 1999 and December 31, 1998 consist of the following:

                                                                          March 31,               December 31,
                                                                            1999                     1998
                                                                       ------------             -------------
                                                                                 (In thousands)
Loans held-for-sale, net:
  One- to four- family loans, net                                       $   73,908              $    79,991
  Student loans                                                              1,119                    1,734
                                                                        ----------              -----------
    Loans held-for-sale, net                                            $   75,027              $    81,725
                                                                        ==========              ===========


Loans receivable held for investment, net:
 Real estate loans, net:
  One- to four- family                                                  $2,649,453               $2,730,004
  Multi-family                                                              90,038                   84,575
  Home equity and second mortgage                                          122,076                  114,915
  Commercial real estate                                                   482,625                  484,260
  Construction and development                                              95,290                  101,545
                                                                        ----------               ----------
    Total real estate loans                                              3,439,482                3,515,299

  Less:
     Net unamortized discount and deferred income                           (4,190)                  (4,601)
     Net deferred loan origination costs                                    17,261                   17,246
                                                                        ----------               ----------
      Total real estate loans, net                                       3,452,553                3,527,944

 Other loans, net:
   Consumer                                                                 16,518                   16,219
   Automobile leases, net                                                   84,935                   79,786
 Less allowance for possible loan losses                                   (40,272)                 (40,207)
                                                                        ----------               ----------
    Loans receivable held for investment, net                           $3,513,734               $3,583,742
                                                                        ==========               ==========

9.  ASSET QUALITY

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

                                                                  At March 31, 1999                   At December 31, 1998
                                                                ----------------------             -------------------------
                                                                                       (In thousands)
Non-performing loans:
  One- to four- family                                                        $15,287                                $15,662
  Commercial real estate                                                        2,498                                  2,775
  Home equity                                                                      61                                    120
  Consumer loans                                                                   25                                     96
  Automobile leases                                                                62                                      -
                                                                              -------                                -------
     Total non-accrual loans                                                   17,933                                 18,653
Loans contractually past due 90 days or more, other than
  Non-accruing                                                                  1,363                                  3,421
                                                                              -------                                -------
     Total non-performing loans (1)                                            19,296                                 22,074
Real estate owned, net (2)                                                        873                                  1,176
                                                                              -------                                -------
     Total non-performing assets                                              $20,169                                $23,250
                                                                              =======                                =======

Allowance for possible loan losses as a percent of loans (3)                     1.13%                                  1.11%

Allowance for possible loan losses as a percent of total
  non-performing loans                                                         208.71%                                182.15%

Non-performing loans as a percent of loans (3)                                   0.54%                                  0.61%

Non-performing assets as a percent of total assets                               0.26%                                  0.30%

(1)  Revised to conform T R Financial Corp.'s non-performing policy to Roslyn's.
(1)  REO balances are shown net of related loss allowances.
(2) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.



Loans in arrears three months or more were as follows at:

                                                     Amount           % of loans
                                                     ------           ----------
                                                        (Dollars in thousands)
March 31, 1999                                       $15,917            0.45%
                                                     =======            ====
December 31, 1998                                    $20,649            0.57%
                                                     =======            ====
December 31, 1997                                    $18,264            0.60%
                                                     =======            =====


There were no restructured loans that had not complied with the terms of their restructuring agreement for a satisfactory period of time (normally six months) at March 31, 1999 and $909,000 of restructured loans that had not complied with the terms of their restructuring agreement at December 31, 1998. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $76,000 during the year ended December 31, 1998.

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

Financial Condition

Total assets at March 31, 1999 were $7.63 billion, a decrease of $171.5 million, or 2.2%, from $7.80 billion at December 31, 1998, primarily due to decreases in both the mortgage loan and debt and equity securities available-for-sale portfolios. Loans, net of unearned income, decreased $76.6 million, or 2.1%, to $3.63 billion at March 31, 1999 compared to $3.71 billion at December 31, 1998. The decrease in loans, net of unearned income, is primarily due to management's strategy of selling the bulk of its residential originations into the secondary market in an effort to better manage its interest rate risk. Debt and equity securities available-for-sale and held-to-maturity decreased $123.7 million, or 15.0%, from $822.3 million at December 31, 1998, to $698.6 million at March 31, 1999 primarily due to management's strategy of selling certain U.S. Government Bonds and common stock held by the former T R Financial Corp. and replacing them with higher yielding agency mortgage-backed securities. Mortgage-backed and mortgage related securities increased $38.4 million, or 1.3% from $3.05 billion at December 31, 1998 to $3.08 billion at March 31, 1999. These overall increases were primarily funded through deposit growth, cash flows and the Company's leveraging strategy.

Total liabilities at March 31, 1999 were $6.83 billion, a decrease of $116.0 million, or 1.7%, from $6.95 billion at December 31, 1998. The overall decrease in total liabilities was principally due to a $154.9 million decrease in borrowed funds from $2.53 billion at December 31, 1998 to $2.37 billion at March 31, 1999. Partially offsetting the decrease in borrowed funds was an increase in total deposits which is the result of the continued growth in certificates of deposits and money market accounts. Total deposits increased $7.5 million to $4.23 billion at March 31, 1999 as compared to $4.22 billion for the prior year-end.

Total stockholders' equity decreased $55.4 million to $797.9 million at March 31, 1999 from $853.4 million at December 31, 1998. The decrease was primarily due to dividends paid of $8.4 million for the three months ended March 31, 1999, a $4.3 million decrease in net unrealized gain on securities available-for-sale, net of tax, and the three months net loss of $58.7 million. Partially offsetting the decreases were the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 1999 and 1998, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.


                                                                                 Three Months Ended March 31,
                                                 ----------------------------------------------------------------------------------
                                                                       1999                                  1998
                                                 -------------------------------------------    -----------------------------------
                                                                                  Average                                 Average
                                                   Average                        Yield/        Average                    Yield/
                                                   Balance           Interest     Cost          Balance        Interest     Cost
                                                 ------------     -----------    ----------     ----------    --------   --------
                                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold and short-term deposits    $      60,441    $       694        4.59%    $     49,915    $     675     5.41%
   Debt and equity securities                          736,045         11,796        6.41          852,527       12,756     5.99
   Mortgage-backed and mortgage
     related securities                              3,070,912         49,635        6.47        3,341,737       60,185     7.20
   Real estate loans, net                            3,519,843         65,491        7.44        3,004,213       59,596     7.93
   Consumer and student loans                          114,215          2,065        7.23           72,565        1,345     7.41
                                                 -------------    -----------                 ------------    ---------
          Total interest-earning assets              7,501,456        129,681        6.91        7,320,957      134,557     7.35
                                                                  -----------                                 ---------
Non-interest-earning assets                            197,845                                     200,062
                                                 -------------                                ------------

Total assets                                     $   7,699,301                                $  7,521,019
                                                 =============                                ============

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                         $     129,617          1,161        3.58     $     63,551          371     2.34
   Savings accounts                                  1,032,541          5,412        2.10        1,109,673        7,837     2.82
   NOW and Super NOW accounts                          148,809          1,530        4.11          163,111        1,262     3.09
   Certificates of deposit                           2,904,745         36,449        5.02        2,746,575       38,292     5.58
                                                 -------------    -----------                 -------------   ---------
          Total deposits                             4,215,712         44,552        4.23        4,082,910       47,762     4.68
   Borrowed funds                                    2,444,207         33,539        5.49        2,346,308       33,954     5.79
                                                 -------------                                -------------   ---------
          Total interest-bearing liabilities         6,659,919         78,091        4.69        6,429,218       81,716     5.08
                                                                  -----------                                 ---------
Non-interest-bearing liabilities                       189,399                                     227,500
                                                 -------------                                -------------
Total liabilities                                    6,849,318                                   6,656,718
Stockholders' equity                                   849,983                                     864,301
                                                 -------------                                -------------

Total liabilities and stockholders' equity       $   7,699,301                                $  7,521,019
                                                 =============                                =============

Net interest income/net interest rate spread                      $    51,590        2.22%                    $  52,841     2.27%
                                                                  ===========        ====                     =========     ====


Net interest margin                                                                  2.75%                                  2.89%
                                                                                     =====                                  ====

Ratio of interest-earning assets to
  interest-bearing liabilities                                                     112.64%                                113.87%
                                                                                   ======                                 ======

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

General

The Company reported a net loss of $58.7 million, or basic and diluted loss per share of $0.82 for the quarter ended March 31, 1999, as compared to net income of $23.1 million, or basic and diluted earnings per share of $0.31, for the comparable prior year period.

The quarters include the operating results of T R Financial Corp., which was acquired by the Company on February 16, 1999 and accounted for as a pooling-of-interests transaction.

The quarter ended March 31, 1999, includes $78.5 million, net of tax of merger related costs associated with the acquisition and $3.4 million, net of tax of restructuring charges relating to the January 1999 early retirement program. Additionally, an extraordinary item of $2.9 million, net of tax, was incurred during the quarter ended March 31, 1999 related to prepayment penalties incurred in recasting the borrowed fund position. The Company, in order to take advantage of favorable market conditions while increasing spreads and reducing its exposure to interest rate risk, restructured its securities and borrowed fund position.

Interest Income

Interest income for the quarter ended March 31, 1999 decreased $4.9 million, or 3.6%, to $129.7 million, from $134.6 million as compared to the quarter ended March 31, 1998. The decrease was primarily the result of a decrease in the average yield on total interest-earning assets from 7.35% for the quarter ended March 31, 1998 to 6.91% for the 1999 comparable quarter. Offsetting the decline in the yield was a $180.5 million, or 2.5%, increase in average interest-earning assets to $7.50 billion for the quarter ended March 31, 1999 as compared to $7.32 billion in the comparable quarter of 1998. The increase in average interest-earning assets was principally attributable to growth of $515.6 million in average real estate loans, net and $41.7 million in average consumer and student loans, offset by a $270.8 million decrease in average mortgage-backed and mortgage related securities and $116.5 million decrease in average debt and equity securities. This growth was primarily funded by increased deposits, borrowings and cash flows.

Interest income on real estate loans increased $5.9 million, or 9.9%, to $65.5 million for the three months ended March 31, 1999, from $59.6 million for the same period in 1998. The increase was a result of the growth in the average balance of loans outstanding primarily due to increased loan originations. The increase was partially offset by a 49 basis point decrease in the average yield on real estate loans from 7.93% for the three months ended March 31, 1998 to 7.44% for the same period in 1999, principally due to an increased concentration of lower yielding one- to four- family real estate loans within the loan portfolio mix.

Interest income on consumer and student loans increased $720,000, or 53.5%, to $2.1 million for the three months ended March 31, 1999, from $1.3 million for the same period in 1998. The increase was a result of the growth in the average balance of consumer loans outstanding. The increase was partially offset by an 18 basis point decrease in the average yield on consumer and student loans from 7.41% for the three months ended March 31, 1998 to 7.23% for the same period in 1999, principally due to the increased concentration of lower yielding home equity loans within the consumer loan portfolio mix.

Interest income on mortgage-backed and mortgage related securities decreased $10.6 million, or 17.5%, to $49.6 million for the three months ended, March 31, 1999, from $60.2 million for the same period in 1998. The decrease was partially the result of the reduction in the average balance of mortgage-backed and mortgage related securities due to management's strategy of decreasing its investment in loan-based securities. The decrease was also due to a 73 basis point decline in the average yield on mortgage-backed and mortgage related securities from 7.20% for the three months ended March 31, 1998 to 6.47% for the same period in 1999. Interest income on debt and equity securities decreased $1.0 million, or 7.5%, to $11.8 million for the three months ended March 31, 1999 from $12.8 million for the same period in 1998. The decrease was the result of a decline in the average balance of debt and equity securities, offset by a 42 basis point increase in the average yield on debt and equity securities from 5.99% for the three months ended March 31, 1998 to 6.41% for the same period in 1999.

Interest Expense

Interest expense for the three months ended March 31, 1999, was $78.1 million, compared to $81.7 million for the three months ended March 31, 1998, a decrease of $3.6 million, or 4.4%. The decrease in interest expense is related to a 39 basis point decline in the average cost of interest-bearing liabilities offset by a $230.7 million, or 3.6%, increase in the average balance of interest-bearing liabilities from $6.43 billion for the quarter ended March 31, 1998 to $6.66 billion for the quarter ended March 31, 1999. This increase reflects a $132.8 million increase in the average balance of interest-bearing deposits and a $97.9 million increase in the average balance of borrowed funds for the quarter ended March 31, 1999, as compared to the prior year quarter.

The increase in total deposits was primarily due to an increase in the average balance of money markets and certificates of deposit by offering competitive rates. The lower average cost, partially offset by higher deposit balances, resulted in a decrease of $3.2 million in interest expense on deposits for the quarter ended March 31, 1999 as compared to the same quarter in 1998.

The average balance of borrowed funds increased $97.9 million from $2.35 billion for the three months ended March 31, 1998 to $2.44 billion for the three months ended March 31, 1999. This increase, coupled with a 30 basis point decrease in the average cost, resulted in a $415,000 decrease in interest expense on borrowed funds, from $34.0 million for the quarter ended March 31, 1998 to $33.5 million for the quarter ended March 31, 1999. The increase in borrowings, principally reverse-repurchase agreements, are part of the Company's wholesale leverage strategy to improve its return on invested capital.

The proceeds from the increased deposits and borrowings were reinvested in real estate loans and investment securities.

Net Interest Income

Net interest income before provision for possible loan losses was $51.6 million for the three months ended March 31, 1999 as compared to $52.8 million for the three months ended March 31, 1998, a decrease of $1.3 million, or 2.4%. The net interest margin and spread for the quarter ended March 31, 1999, decreased to 2.75% and 2.22%, respectively, from 2.89% and 2.27%, respectively, for the prior year quarter due to the increase in the average balances of borrowed funds and deposits, combined with the decrease in the rates earned on real estate loans and mortgage-backed and related securities.

Provision for Possible Loan Losses

The Company had no provision for possible loan losses for the three months ended March 31, 1999 as compared to $550,000 for the three months ended March 31, 1998. The lack of a provision for possible loan losses for the three months ended March 31, 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At March 31, 1999 and December 31, 1998, the allowance for possible loan losses amounted to $40.3 million and $40.2 million, respectively, and the ratio of such allowance to total non-performing loans was 208.71% and 182.15%, respectively.

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

The loan pool analyses are performed on the balance of the portfolio, primarily the one- to four- family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased, fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgages; residential construction loans; commercial construction loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter two sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

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

At March 31, 1999 and December 31, 1998, the loan portfolio continued to show significant growth in all sectors, and the mix has continued to change. At those dates, one- to four- family residential first mortgage loans were $2.72 billion and $2.81 billion, respectively, or 75.0% and 75.8%, respectively, of loans net of unearned income. The relatively riskier multi-family, commercial real estate, construction and development, and home equity and second mortgage loans aggregated $790.0 million and $785.3 million, respectively, at those dates, or 21.8% and 21.2%, respectively, of loans net of unearned income. Consumer, student and automobile leases amounted to $102.6 million or 2.8% of gross loans and $97.7 million or 2.6% of loans net of unearned income at March 31, 1999 and December 31, 1998, respectively. Non-performing loans at those dates were $19.3 million and $22.1 million, respectively, of which $2.5 million and $2.8 million, respectively, were commercial real estate loans. The allowance for possible loan losses as a percent of loans was 1.13% and 1.11%, respectively, at those dates.

The quantitative information cited in the above paragraph indicates a continuing trend over the last several years: (1) a dramatic increase in absolute dollars, and significant increase in relative dollars, in the relatively less risky one- to four- family residential first mortgage loans; (2) a steady increase in absolute dollars, and significant decrease in relative dollars, in the relatively riskier loans (as previously defined); and (3) a decrease in absolute dollars in non-performing loans. The application of the Company's formalized process for assessing the adequacy of the allowance for possible loan losses to the loan portfolio undergoing the changes cited during the last several years has resulted in a relatively flat absolute dollar level of the allowance for possible loan losses and a steady decrease in the ratio of the allowance for possible loan losses to total loans. Management continues to believe the Company's reported allowance for possible loan losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Non-Interest Income

Non-interest income decreased $1.2 million, or 14.8%, to $7.2 million for the quarter ended March 31, 1999 as compared to $8.4 million for the same period in the prior year. The decrease was a result of a $2.1 million decrease in net gains on sales of securities and a $401,000 decrease in fees and service charges. The decrease in net gains on sales of securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. Offsetting these decreases is a $1.4 million increase in mortgage banking operations income. The increase in mortgage banking operations income, which includes gains from the sale of loans, was primarily due to an increased level of loan production and favorable market conditions in the secondary market.

Non-Interest Expense

Non-interest expense totaled $112.9 million for the quarter ended March 31, 1999 as compared to $24.4 million for the quarter ended March 31, 1998. The increase in non-interest expense was primarily attributable to merger related costs associated with the acquisition of T R Financial Corp. totaling $88.0 million and the restructuring charge in connection with the early retirement program for employees totaling $5.9 million. The aforementioned merger related costs associated with the acquisition comprised of $16.9 million of transaction costs, $39.9 million of severance and other compensation costs, $24.6 million of ESOP amortization costs and $6.5 million of costs associated with combining operations. General and administrative expenses decreased $5.5 million, or 22.4%, to $18.9 million for the quarter ended March 31, 1999 from $24.3 million for the 1998 corresponding quarter. The decrease primarily reflects cost savings achieved in connection with the acquisition of T R Financial Corp., principally relating to reductions in compensation and certain employee benefit plan expenses and the elimination of other redundant charges. After giving effect to the reduction in expenses relating to the merger, compensation and employee benefits increased slightly due to the costs associated with additional commission and other compensation costs associated with the increased volume of loan originations, and to a lesser extent, due to an increase in office and occupancy expense relating to the mid-fourth quarter 1998, opening of two branches.

Income Taxes

Total income tax expense decreased $11.6 million, from $13.2 million recorded during the quarter ended March 31, 1998 to $1.7 million during the quarter ended March 31, 1999. The decrease is primarily attributable to the decrease in income before income taxes and the tax effect of the merger related costs and other restructuring charges.

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

The primary investing activities of the Company are the origination of both one- to four- family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $792.1 million and $953.6 million during the three months ended March 31, 1999 and 1998, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities, deposit growth and by increases in borrowed funds during the three months ended March 31, 1999.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements. At March 31,

1999, the Company had $2.00 billion in reverse-repurchase agreements outstanding, and at December 31, 1998 there were $2.09 billion in reverse-repurchase agreements outstanding. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse-repurchase agreements, to fund a significant portion of its asset growth.

The Company's most liquid assets are cash and cash equivalents, short-term securities, securities available-for-sale and securities held-to-maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period.

Management of Interest Rate Risk

The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position on a monthly basis. The Company's Board of Directors has established an Asset/Liability Committee comprised of the Company's senior management under the direction of the Board of Directors. Senior management is responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio of investments and loans and the effect that changes in interest rates will have on the Company's portfolio and exposure limits.

Currently, the Company has utilized the following strategies to manage interest rate risk: (1) selling substantially all mortgage loans to the secondary market without recourse; and (2) investing in shorter-term adjustable-rate securities which may generally bear lower yields as compared to longer-term investments, but which better position the Company for increases in market interest rates. In recent years, the Company has attempted to shorten the maturities of its interest-earning assets by increasing its investment in shorter-term investments to better match the maturities of its deposit accounts, in particular its certificates of deposit that mature in one year or less, which, at March 31, 1999, totaled $2.26 billion, or 34.9%, of total interest-bearing liabilities. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer-term fixed-rate investments and whole loans. However, management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 1999, the Company's one-year gap position was negative 3.37%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position. If interest rates decrease, there will be a corresponding effect on the Company's interest rate margin and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 8.00% to 40.00% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 7.68% and 24.96% annually. Savings accounts were assumed to decay at 21.00%, 5.00%, 5.00%, 5.00%, 5.00% and 59.00%, Super NOW and NOW
accounts and money market accounts were assumed to decay at 20.00%, 5.00%, 5.00%, 5.00%, 5.00% and 60.00%, for the periods of up to one year, one to two years, two to three years, three to four years, four to five years, and over five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                           At March 31, 1999
                           ------------------------------------------------------------------------------------------------------
                                                  One              Two            Three           Four         Over
                                Up to            to Two         to Three         to Four        to Five        Five
                               One Year          Years            Years           Years          Years         Years       Total
                           ------------     ------------     -----------     -----------     ----------     ------------  ------
                                                                      (Dollars in thousands)
Interest-earning assets
 (1):
 Federal funds sold        $     35,500     $          -    $          -    $          -    $         -    $          -    $ 35,500
 Debt and equity
   securities, net (2)          155,645           33,926          96,154          18,909              -         420,362     724,996
 Mortgage-backed and
   mortgage related
   securities, net (2)        1,690,712          672,910         347,116         178,581         75,099         120,050   3,084,468
 Real estate loans,
   net (3) (4)                  937,743          521,384         388,417         321,086        464,019         875,966   3,508,615
 Consumer and student
   loans (4)                     49,702           32,350          18,116             658            237           1,422     102,485
                           ------------     ------------    ------------    ------------    -----------    ------------   ---------
   Total interest-earning
     assets                   2,869,302        1,260,570         849,803         519,234        539,355       1,417,800   7,456,064
                           ------------     ------------     -----------     -----------     ----------     ------------  ---------

Interest-bearing
 liabilities:
   Money market accounts         28,704            7,175           7,175           7,175          7,175          86,105     143,509
   Savings accounts             201,266           47,921          47,921          47,921         47,921         565,473     958,423
   Super NOW and NOW
     accounts                    30,589            7,648           7,648           7,648          7,648          91,773     152,954
   Certificates of deposit    2,258,943          306,098         124,172          59,053         51,958          38,936   2,839,160
   Borrowed funds               607,082          709,500         152,600         628,300         55,000         220,478   2,372,960
                            -----------     ------------     -----------     -----------     ----------     -----------   ---------
   Total interest-bearing
      liabilities             3,126,584        1,078,342         339,516         750,097        169,702       1,002,765   6,467,006
                            -----------     ------------     -----------     -----------     ----------     -----------   ---------

 Interest sensitivity
   gap (5)                 $   (257,282)    $    182,228     $   510,287     $  (230,863)    $  369,653     $   415,035   $ 989,058
                           ============     ============     ===========     ===========     ==========     ===========   =========

 Cumulative interest
   sensitivity gap         $   (257,282)    $    (75,054)    $   435,233     $   204,370     $  574,023     $   989,058
                           ============     ============     ===========     ===========     ==========     ============
 Cumulative interest
   sensitivity gap as a
   percentage of total assets     (3.37)%          (0.98)%          5.71%           2.68%          7.52%         12.97%
 Cumulative net interest-
   earning assets as a
   percentage of cumulative
   interest-bearing liabilities    91.77%           98.22%         109.58%         103.86%        110.51%        115.29%


(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Debt and equity and mortgage-backed and mortgage related securities are shown at their respective carrying values. Equity securities includes callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable.
(3) For the purpose of the gap analysis, the allowance for possible loan losses and non-accrual loans have been excluded.
(4) Loans held-for-sale, net are included in the "Up to One Year" category.
(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects the estimates of management as to periods to repricing at particular points in time. Among the factors considered, management monitors both current trends and its historical repricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts which, subject to certain regulatory exceptions, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment assumptions similar to those used in the Gap Table were used, reinvestment rates were those in effect for similar products currently being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of March 31, 1999, as calculated by the Company.

 Change in
 Interest
   Rates                                                                                           NPV as % of Portfolio
 in Basis                                Net Portfolio Value                                          Value of Assets
  Points
                   ---------------------------------------------------------------       -----------------------------------------
(Rate Shock)             Amount                $ Change               % Change                 NPV Ratio            % Change (1)
-------------     -----------------     ------------------      -----------------       ------------------      -----------------
                                        (Dollars in thousands)
200                       $ 554,946             $ (306,433)                (35.57)%             7.80%                  7.26%
100                         722,299               (139,080)                (16.15)              9.75                   3.51
Static                      861,379                      -                   0.00              11.22                   0.00
(100)                       860,991                   (388)                 (0.05)             10.99                  (2.07)
(200)                       875,361                 13,982                   1.62              11.02                  (3.45)

(1) Based on the portfolio value of the Company's assets assuming no change in interest rates.

As in the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 1999 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-I risk-based capital ratio and total-risk based capital ratio were 8.38%, 19.19% and 20.41%, respectively.

Computer Issues for the Year 2000

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

State of Readiness

The Company has implemented a detailed Year 2000 Plan, according to the guidelines of the Federal Financial Institutions Examination Council, to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company. As a New York State chartered savings institution, the Bank is subject to review by both the NYSBD and the FDIC. The FDIC has completed three Tier II Year 2000 examinations of the Bank's remediation progress.

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

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in-house and service bureau applications, with the bulk of customer account processing being handled by leading national vendors of data processing services for financial institutions. The Company has received written assurances that these service providers have completed their internal remediation of programs, and have substantially completed the remediation of issues related to interdependencies with other parties. The Company continues to participate both directly and indirectly in the testing of these servicers and other third party dependencies.

The Company does not anticipate that there will be any significant or material condition which will impact these service providers in their ability to deliver accurate data processing services before, during and after the transition to the new millennium. However, results of system tests conducted by the Company and by other users of this service providers will be carefully monitored to ensure that all issues have been identified and successfully remediated.

In addition to its outsourced systems, the Company relies on in-house, computer based financial accounting and mortgage origination systems. The Company has recently installed a new general ledger and financial accounting system, and has upgraded the mortgage origination system. The new systems have been certified by their respective vendors to be Year 2000 compliant. Language to that effect was included in the service contracts executed with the system vendors. All of these revisions were planned around the business needs of the Company, not the ability or inability of the installed software to accommodate Year 2000 processing. Nevertheless, these mission critical system replacements are Year 2000 compliant.

The balance of the Company's internal processing is supported by PC based systems, using industry standard software to run non-mission critical applications. Any software program or application which was not supported by the vendor, or which required an update to achieve Year 2000 capability, has been replaced or upgraded. Equipment which contains embedded chips or microprocessors has also been tested and replaced or scheduled for replacement in 1999.

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

Cost to Address the Company's Year 2000 Issues

The Company's expenses related to Year 2000 issues for 1998 were $60,000 and the Company anticipates the expenses for 1999 to be approximately $525,000. The Company intends to fund such costs from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations.

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

Business Interruption Plans:  These plans would be invoked if unanticipated Year
----------------------------
2000 problems disrupt production, similar to Disaster Recovery Plans. Essentially, they require that resources are planned for deployment to ensure that such an interruption does not threaten the viability of the Company. The Company will modify its current Business Resumption Plan to specifically address the special circumstances of a disruption due to a Year 2000 related component failure.

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

Current Legislation

Currently, legislation is pending that would broaden the activities in which bank holding companies and banks may engage, and restructure the regulation of financial service companies. The legislation would, however, restrict the activities of unitary savings and loan holding companies, subject to a grandfather for existing unitary savings and loan holding companies, such as the Company. The Company is unable to predict whether legislation will be enacted or the extent to which the legislation would impact competition or restrict or disrupt its operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations Interest Rate Sensitivity Analysis."

PART II - OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------
         3.1   Certificate of Incorporation of Roslyn Bancorp, Inc.(1)
         3.2   Bylaws of Roslyn Bancorp, Inc. (2)
         10.17 Employment agreement between Roslyn Savings Bank and John M. Tsimbinos
         11.0  Statement re:  Computation of Per Share Earnings
         27.0  Financial Data Schedule

         --------------------------
         (1.) Incorporated by reference into this document from Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.

         (2.) Incorporated by reference into this document from the Exhibits filed with the Form 10-K, and any amendments thereto, Commission File No. 0-28886, filed with the securities and Exchange Commission on March 31, 1999.

         (b)   Reports on Form 8-K
               -------------------

               (i) On January 12, 1999, Roslyn filed a Report on Form 8-K to announce that it had entered into the First Amendment, dated as of January 23, 1999 to the Agreement and Plan of Merger, dated as of May 25, 1998 with T R Financial Corp.

               (ii) On February 8, 1999, Roslyn filed a Report on Form 8-K regarding its issuance of a press release which reported earnings for the fiscal year and quarter ended December 31, 1998.

               (iii) On February 19, 1999, Roslyn filed a Report on Form 8-K to announce the consummation of its acquisition of T R Financial Corp., as well as to announce the consummation of the merger of Roosevelt Savings Bank with and into The Roslyn Savings Bank.

                                 Exhibit Index
                                 -------------

Exhibit No.               Identification of Exhibit
-----------               -------------------------
  10.17     Employment Agreement between Roslyn Savings Bank and John M. Tsimbinos
  11.0      Statement re:  Computation of Per Share Earnings
  27.0      Financial Data Schedule (submitted only with filing in electronic filing)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ROSLYN BANCORP, INC.
                             (Registrant)



Date:   May 17, 1999         By: /S/ Joseph L. Mancino
        -------------           -----------------------------------------------
                                     Joseph L. Mancino
                                     Vice Chairman of the Board, President and
                                     Chief Executive Officer



Date:   May 17, 1999         By: /S/ Michael P. Puorro
        ------------            -----------------------------------------------
                                     Michael P. Puorro
                                     Treasurer and Chief Financial Officer