Form 10-Q
period 1999-06-30
ROSLYN BANCORP INC
filed 1999-08-13
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999                 0-28886
                                                             -------
                                                       Commission File Number

                             ROSLYN BANCORP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                 11-3333218
               --------                                 ----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

             1400 Old Northern Boulevard, Roslyn, New York 11576
             --------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

                                (516) 621-6000
                                --------------
             (Registrant's telephone number, including area code)

                                     None
                                     ----
          Securities registered pursuant to Section 12(b) of the Act

                         Common Stock, $.01 par value
                         ----------------------------
          Securities registered pursuant to Section 12(g) of the Act

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

The Registrant had 76,905,403 shares of Common Stock outstanding as of August 10, 1999.

                                   FORM 10-Q
                             ROSLYN BANCORP, INC.
                                     INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I -  FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements - Unaudited:

          Consolidated Statements of Financial Condition at
               June 30, 1999 and December 31, 1998                           1

          Consolidated Statements of Income for the three and six
               months ended June 30, 1999 and 1998                           2

          Consolidated Statement of Changes in Stockholders' Equity
               for the six months ended June 30, 1999                        3

          Consolidated Statements of Cash Flows
               for the six months ended June 30, 1999 and 1998               4

          Notes to Unaudited Consolidated Financial Statements               5

ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          11

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk         27


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                                 28

ITEM 2.   Changes in Securities and Use of Proceeds                         28

ITEM 3.   Defaults Upon Senior Securities                                   28

ITEM 4.   Submission of Matters to a Vote of Security Holders               28

ITEM 5.   Other Information                                                 29

ITEM 6.   Exhibits and Reports on Form 8-K                                  30

          Signature Page                                                    31


    ============================================================================
     Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, the actual impact of Year 2000, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

    ============================================================================

                             ROSLYN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (In thousands, except share amounts)

                                                                                     June 30, 1999      December 31, 1998
                                                                                    ---------------     -----------------
                                    ASSETS                                           (Unaudited)
                                    ------
Cash and cash equivalents:
 Cash and cash items                                                                $         7,728     $          8,403
 Due from banks                                                                              43,789               47,706
 Money market investments                                                                    60,400               38,079
                                                                                    -----------------   ----------------
                                                                                            111,917               94,188
Debt and equity securities, net:
 Held-to-maturity (estimated fair value of $27,148 in 1998)                                       -               26,965
 Available-for-sale                                                                         658,968              795,362
Mortgage-backed and mortgage related securities, net:
 Held-to-maturity (estimated fair value of $1,268,461 in 1998)                                    -            1,250,266
 Available-for-sale                                                                       2,983,881            1,795,833
                                                                                    -----------------   ----------------
                                                                                          3,642,849            3,868,426
Federal Home Loan Bank of New York stock, at cost                                            22,129               40,029
Loans held-for-sale, net                                                                     90,356               81,725
Loans receivable held for investment, net:
 Real estate loans, net                                                                   3,493,822            3,527,944
 Consumer                                                                                   114,318               96,005
                                                                                    -----------------   ----------------
                                                                                          3,608,140            3,623,949
 Less allowance for possible loan losses                                                    (40,270)             (40,207)
                                                                                    ----------------    ----------------
                                                                                          3,567,870            3,583,742
Banking house and equipment, net                                                             30,181               32,170
Accrued interest receivable                                                                  42,010               47,103
Mortgage servicing rights, net                                                               17,130               13,779
Excess of cost over fair value of net assets acquired                                         2,213                2,449
Real estate owned, net                                                                          787                1,176
Deferred tax asset, net                                                                      36,643                5,308
Other assets                                                                                 23,274               29,624
                                                                                    ----------------    ----------------
  Total assets                                                                        $   7,587,359     $      7,799,719
                                                                                    ================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Liabilities:
 Deposits:
  Savings accounts                                                                    $     961,623     $        971,138
  Certificates of deposit                                                                 2,755,515            2,835,578
  Money market accounts                                                                     164,532              120,930
  Demand deposit accounts                                                                   285,470              291,336
                                                                                    ----------------    ----------------
   Total deposits                                                                         4,167,140            4,218,982
 Official checks outstanding                                                                 26,554               22,472
 Borrowed funds:
  Reverse-repurchase agreements                                                           2,246,151            2,094,319
  Other borrowings                                                                          193,259              433,528
 Accrued interest and dividends                                                              27,951               28,808
 Mortgagors' escrow and security deposits                                                    61,281               72,044
 Accrued taxes payable                                                                       16,515               34,012
 Accrued expenses and other liabilities                                                      77,947               42,188
                                                                                    ---------------     ----------------
  Total liabilities                                                                       6,816,798            6,946,353
                                                                                    ---------------     ----------------
Commitments and contingencies                                                                     -                    -
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                      -                    -
 Common stock, $0.01 par value, 200,000,000 shares
  authorized; 79,212,903 and 89,196,513 shares issued and;
  76,905,403 and 76,459,921 shares outstanding at June 30, 1999
  and December 31, 1998, respectively                                                           792                  892
 Additional paid-in-capital                                                                 481,841              529,012
 Retained earnings - substantially restricted                                               451,895              512,184
 Accumulated other comprehensive income (loss):
  Net unrealized (loss) gain on securities available-for-sale, net of tax                   (27,410)              13,745
 Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")                    (49,322)             (53,831)
 Unearned common stock held by Stock-Based Incentive Plan ("SBIP")                          (27,843)             (30,818)
 Common stock held by Supplemental Executive Retirement Plan and Trust
  ("SERP"), at cost                                                                               -               (2,158)
 Treasury stock, at cost (2,307,500 shares and 12,736,592 shares at June
  30, 1999 and December 31, 1998, respectively)                                             (59,392)            (115,660)
                                                                                    ---------------     ----------------
  Total stockholders' equity                                                                770,561              853,366
                                                                                    ---------------     ----------------
  Total liabilities and stockholders' equity                                        $     7,587,359     $      7,799,719
                                                                                    ===============     ================

    See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                For the Three Months Ended       For the Six Months Ended
                                                                          June 30,                      June 30,
                                                               -----------------------------    -------------------------
                                                                     1999            1998          1999           1998
                                                               --------------     ----------    ----------     ----------
Interest income:
    Federal funds sold and short-term deposits                 $          332     $      276    $    1,026     $      951
    Debt and equity securities                                         12,030         14,254        23,826         27,010
    Mortgage-backed and mortgage related securities                    48,553         57,428        98,188        117,613
    Real estate loans                                                  65,134         63,777       130,625        122,266
    Consumer and student loans                                          2,081          1,310         4,047          2,656
                                                               --------------     ----------    ----------     ----------
        Total interest income                                         128,130        137,045       257,712        270,496
                                                               --------------     ----------    ----------     ----------
Interest expense:
    Deposits                                                           43,632         47,970        88,184         95,733
    Borrowed funds                                                     32,894         38,908        66,334         72,862
                                                               --------------     ----------    ----------     ----------
        Total interest expense                                         76,526         86,878       154,518        168,595
                                                               --------------     ----------    ----------     ----------

Net interest income before provision for possible
  loan losses                                                          51,604         50,167       103,194        101,901
Provision for possible loan losses                                          -            550             -          1,100
                                                               --------------     ----------    ----------     ----------
Net interest income after provision for possible loan
 loan losses                                                           51,604         49,617       103,194        100,801
                                                               --------------     ----------    ----------     ----------
Non-interest income:
    Fees and service charges                                            1,590          1,611         2,940          3,518
    Mortgage banking operations                                         3,510          1,776         6,727          3,455
    Net gains on securities                                             1,214          4,441         3,399          8,710
    Real estate operations, net                                           (45)           160           245            403
    Other non-interest income                                             947            113         1,065            467
                                                               --------------     ----------    ----------     ----------
        Total non-interest income                                       7,216          8,101        14,376         16,553
                                                               --------------     ----------    ----------     ----------
Non-interest expense:
    General and administrative expenses:
        Compensation and employee benefits                             10,825         14,546        22,679         30,185
        Occupancy and equipment                                         2,604          2,370         4,805          4,623
        Deposit insurance premiums                                        142             82           297            166
        Advertising and promotion                                         987          1,391         1,617          2,741
        Other non-interest expenses                                     4,436          3,536         8,447          7,457
                                                               --------------     ----------    ----------     ----------
             Total general and administrative expenses                 18,994         21,925        37,845         45,172
Amortization of excess of cost over fair value of net
  assets acquired                                                         118            118           236            235
Merger related costs                                                    1,260              -        89,247              -
Restructuring charge                                                        -              -         5,903              -
                                                               --------------     ----------    ----------     ----------
             Total non-interest expense                                20,372         22,043       133,231         45,407
                                                               --------------     ----------    ----------     ----------
Income/(loss) before provision for income tax and
  extraordinary item                                                   38,448         35,675       (15,661)        71,947
Provision for income tax                                               12,870         12,608        14,527         25,821
                                                               --------------     ----------    ----------     ----------
Income/(loss) before extraordinary item                                25,578         23,067       (30,188)        46,126
Extraordinary item, net of tax - Prepayment penalty
 on debt extinguishment                                                (1,320)             -        (4,236)             -
                                                               --------------     ----------    ----------     ----------
Net income/(loss)                                              $       24,258     $   23,067    $  (34,424)    $   46,126
                                                               ==============     ==========    ==========     ==========

Basic earnings/(loss) per share:
   Income/(loss) before extraordinary item                     $         0.35     $     0.32    $    (0.41)    $     0.63
   Extraordinary item, net of tax                                       (0.02)             -         (0.06)             -
                                                               --------------     ----------    ----------     ----------
   Net income/(loss) per share                                 $         0.33     $     0.32    $    (0.47)    $     0.63
                                                               ==============     ==========    ==========     ==========
Diluted earnings/(loss) per share:
   Income/(loss) before extraordinary item                     $         0.34     $     0.31    $    (0.41)    $     0.62
   Extraordinary item, net of tax                                       (0.02)             -         (0.06)             -
                                                               --------------     ----------    ----------     ----------
   Net income/(loss) per share                                 $         0.32     $     0.31    $    (0.47)    $     0.62
                                                               ==============     ==========    ==========     ==========

    See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                (In thousands)

                                                                                                      Unallocated   Unearned
                                                                       Retained       Accumulated       Common       Common
                                                       Additional     Earnings-          Other           Stock        Stock
                                            Common     Paid-in-     Substantially    Comprehensive      Held by      Held by
                                             Stock      Capital       Restricted     Income (Loss)       ESOP         SBIP
                                           --------  ------------  ---------------  ---------------  -------------  ----------
Balance at December 31, 1998               $   892   $   529,012     $   512,184       $   13,745      $ (53,831)    $(30,818)

Comprehensive loss:
 Net loss                                                                (34,424)
 Other comprehensive income, net of tax:
   Unrealized loss on certain securities,
     net of reclassification adjustment (1)                                               (42,647)
Comprehensive loss (2)


Adjustments to stockholders' equity to
   effect the merger with T R
   Financial Corp.                            (100)      (47,768)                           1,492          3,613           52
Common stock acquired for options
   exercised
Exercise of stock options and related tax
   benefit                                                    62          (8,001)
Allocation of ESOP stock and related
   tax benefit                                               531                                             896
Amortization of SBIP stock awards                              4            (277)                                       2,923
Cash dividends declared on
   common stock                                                          (17,587)
                                           --------    ----------    -------------    -------------    -----------  ----------
Balance at June 30, 1999                   $   792     $ 481,841      $  451,895    $     (27,410)   $   (49,322)    $(27,843)
                                           ========    ==========    =============    =============    ===========  ==========
                                                  Common              Treasury
                                               Stock Held by            Stock,
                                               SERP, at cost           at cost           Total
                                              ---------------      -------------     ------------
Balance at December 31, 1998                  $    (2,158)         $  (115,660)      $   853,366

Comprehensive loss:
 Net loss                                                                                (34,424)
 Other comprehensive income, net of tax:
   Unrealized loss on certain securities,
     net of reclassification adjustment (1)                                              (42,647)
                                                                                     -----------
Comprehensive loss (2)                                                                   (77,071)
                                                                                     -----------

Adjustments to stockholders' equity to
   effect the merger with T R
   Financial Corp.                                  2,158               56,268            15,715
Common stock acquired for options
   exercised                                                           (12,962)          (12,962)
Exercise of stock options and related tax
   benefit                                                              12,962             5,023
Allocation of ESOP stock and related
   tax benefit                                                                             1,427
Amortization of SBIP stock awards                                                          2,650
Cash dividends declared on
   common stock                                                                          (17,587)
                                               ----------           ----------       -----------
Balance at June 30, 1999                       $        -           $  (59,392)      $   770,561
                                               ==========           ==========       ===========


(1) Disclosure of reclassification adjustment, net of tax, for the six months ended June 30, 1999:

Net unrealized depreciation arising during the period                            $(40,679)
Less: Reclassification adjustment for net gains included in net loss                1,968
                                                                                 --------
Net unrealized loss on certain securities                                        $(42,647)
                                                                                 ========

(2)  Disclosure of comprehensive income at June 30, 1998:

Net income for the six months ended June 30, 1998                                $ 46,126
Other comprehensive income, net of tax:
  Unrealized loss on certain securities, net of reclassification adjustment        (1,252)
                                                                                 --------
Comprehensive income at June 30, 1998                                            $ 44,874
                                                                                 ========

    See accompanying notes to unaudited consolidated financial statements.

                              ROSLYN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                      For the Six Months Ended
                                                                                                              June 30,
                                                                                                ---------------------------------
                                                                                                       1999              1998
                                                                                                ---------------   ---------------
Cash flows from operating activities:
Net (loss) income                                                                                 $    (34,424)     $     46,126
Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating activities:
  Provision for possible loan losses                                                                         -             1,100
  Recovery of possible other real estate owned losses                                                     (329)             (469)
  Originated mortgage servicing rights, net of amortization
   and valuation adjustment                                                                             (3,351)           (1,262)
  Amortization of excess of cost over fair value of net assets acquired                                    236               235
  Depreciation and amortization                                                                          1,603             1,873
  Amortization of premiums in excess of (less than) accretion of discounts                                  80            (4,006)
  ESOP and SBIP expense                                                                                  3,339             8,511
  Originations and purchases of loans held-for-sale, net of sales and securitizations                     (389)          (23,603)
  Gains on sales of loans                                                                               (8,379)             (367)
  Net gains on securities                                                                               (3,399)           (8,710)
  Net gains on sales of real estate owned                                                                   (9)             (221)
  Merger related costs and restructuring charges                                                        56,678                 -
  Income taxes deferred and tax benefits attributable to stock plans                                     3,791             1,653
  Changes in assets and liabilities:
     Decrease (increase) in accrued interest receivable                                                  5,093            (1,590)
     Decrease (increase) in other assets                                                                12,923            (4,592)
     Increase (decrease) in official checks outstanding                                                  4,082            (4,134)
     (Decrease) increase in accrued dividends and interest                                                (857)            1,544
     Decrease in accrued taxes payable                                                                 (17,497)           (2,576)
     (Decrease) increase in accrued expenses and other liabilities                                     (22,374)           22,564
     Net increase (decrease) in unearned income                                                          1,303            (1,533)
     Increase in other, net                                                                                336               247
                                                                                                ---------------  ---------------
       Net cash (used in) provided by operating activities                                              (1,544)           30,790
                                                                                                ---------------  ---------------
Cash flows from investing activities:
  Proceeds from calls and repayments of debt and mortgage-backed and mortgage related securities held-to-maturity and redemption
    of FHLB Capital Stock                                                                               17,900           281,409
  Proceeds from sales and repayments of debt, equity, mortgage-backed
   and mortgage related securities available-for-sale                                                1,370,090         1,320,994
  Purchases of securities held-to-maturity and FHLB Capital Stock                                            -          (271,824)
  Purchases of debt, equity, mortgage-backed and mortgage related
   securities available-for-sale                                                                    (1,214,505)       (1,338,650)
  Loan originations and purchases less than (in excess of) principal repayments                         14,706          (468,281)
  Proceeds from sales of loans held for investment                                                           -            64,699
  Disposition (purchases) of banking house and equipment, net                                              386            (1,922)
  Proceeds from sales of other real estate owned                                                           727               805
                                                                                                ---------------  ---------------
       Net cash provided by (used in) investing activities                                             189,304          (412,770)
                                                                                                ---------------  ---------------
Cash flows from financing activities:
  Increase (decrease) in demand deposit, money market and savings accounts                              28,221           (38,497)
  (Decrease) increase in certificates of deposit                                                       (80,063)           46,608
  (Decrease) increase in borrowed funds                                                                (88,437)          512,223
  (Decrease) increase in mortgagors' escrow and security deposits                                      (10,763)            5,872
  Net cash (used in) proceeds from exercise of stock options                                            (9,052)              584
  Cash dividends paid on common stock                                                                  (17,587)          (12,197)
  Cost to repurchase common stock                                                                            -           (63,406)
  Proceeds from reissuance of treasury stock                                                             7,650                 -
                                                                                                ---------------  ---------------
       Net cash (used in) provided by financing activities                                            (170,031)          451,187
                                                                                                ---------------  ---------------
  Net increase in cash and cash equivalents                                                             17,729            69,207
  Cash and cash equivalents at beginning of period                                                      94,188            40,673
                                                                                                ---------------  ---------------
  Cash and cash equivalents at end of period                                                      $    111,917      $    109,880
                                                                                                ===============  ===============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest on deposits and borrowed funds                                                         $    160,658      $    128,871
                                                                                                ===============  ===============
  Income taxes                                                                                    $     26,569      $     12,735
                                                                                                ===============  ===============
Non-cash investing activities:
  Additions to real estate owned, net                                                             $          -      $      1,194
                                                                                                ===============  ===============
  Transfer of securities from held-to-maturity to
   available-for-sale, at amortized cost                                                          $  1,269,280      $          -
                                                                                                ===============  ===============

See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (the "Company") and its direct wholly-owned subsidiaries, RBI Holdings, Inc. and The Roslyn Savings Bank (the "Bank") and its direct wholly-owned subsidiaries.

After the close of business on February 16, 1999, T R Financial Corp. merged with and into the Company and T R Financial Corp.'s subsidiary, Roosevelt Savings Bank, merged with and into the Bank (the "Merger"). All subsidiaries of Roosevelt Savings Bank became subsidiaries of the Bank. The acquisition was accounted for as a pooling-of-interests, and accordingly, all historical financial information for the Company has been restated to include T R Financial Corp.'s historical information for the earliest period presented. Previously reported balances of T R Financial Corp. have been reclassified to conform to the Company's presentation and restated to give effect to the Merger. When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2.  ACQUISITION OF T R FINANCIAL CORP.

On February 16, 1999, a merger between T R Financial Corp., a Delaware company, and the Company was completed with the Company as the surviving corporation. The transaction was treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. As part of the Merger, on February 16, 1999 T R Financial Corp.'s wholly-owned subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, was merged into the Bank.

Pursuant to the merger agreement, each share of T R Financial Corp. common stock was converted into shares of the Company's common stock at a fixed exchange ratio of 2.05. As a result, 17,347,768 shares of T R Financial Corp. common stock were exchanged for 35,528,785 shares of the Company's common stock, and a total of 1,746,880 T R Financial Corp. stock options were converted into options to purchase a maximum of 3,581,103 shares of the Company's common stock at exercise prices ranging from $2.20 to $17.32 depending on the exercise price of the underlying T R Financial Corp. stock option. Additionally under the agreement, five former directors of T R Financial Corp. have joined the Boards of Directors of the Company and the Bank.

3.  EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended June 30, 1999 and 1998, compensation expense attributable to the Bank's ESOP was approximately $450,000 and $2.8 million, respectively. For the six months ended June 30, 1999 and 1998, such expense was $911,000 and $5.2 million, respectively. ESOP expense for the three and six months ended June 30, 1998, includes compensation expense attributable to T R Financial Corp.'s ESOP of $2.1 million and $4.0 million, respectively. Concurrent with the Merger and pursuant to the terms of the T R Financial Corp. ESOP, the T R Financial Corp. ESOP loan of approximately $4.5 million was satisfied on March 30, 1999, through the sale of approximately 244,000 shares of Roslyn Bancorp Inc.'s common stock. The remaining shares held by the T R Financial Corp. ESOP trustee were released for allocation to the former T R Financial Corp. employees. Included in the merger related costs incurred during the six months ended June 30, 1999 was $24.6 million relating to the allocation of the shares to the former employees of T R Financial Corp. This transaction represents a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering.

4.  STOCK-BASED INCENTIVE PLAN

During the six months ended June 30, 1999, the Company granted stock awards of 38,500 shares, with prices ranging from $17.69 to $20.69 per share, and 30,034 shares were forfeited. During the six months ended June 30, 1999, plan participants vested in 16,284 shares. The total outstanding unvested stock awards amounted to 1,252,491 shares at June 30, 1999. Upon the achievement of certain defined performance targets, 85,057 of the aforementioned shares will vest. For the three months ended June 30, 1999 and 1998, compensation expense attributable to the Incentive Plan was $1.4 million and $1.7 million, respectively. For the six months ended June 30, 1999 and 1998, such expense was approximately $2.4 million and $3.3 million, respectively. Compensation expense attributable to the Incentive Plan for the three and six months ended June 30, 1998 includes Incentive Plan expense attributable to T R Financial Corp. of $26,000 and $51,000, respectively.

During the six months ended June 30, 1999, the Company granted stock options to purchase 63,000 shares of the Company's common stock, with exercise prices ranging from $17.69 to $18.00 per share. Additionally, 129,651 options were forfeited and 682,398 options were exercised. The total number of outstanding stock options at June 30, 1999 was 7,017,440 with exercise prices ranging $2.20 to $27.88 and a weighted average price of $15.34. During the six months ended June 30, 1999, plan participants vested in 3,663,103 stock options, including the vesting of stock options to purchase shares of T R Financial Corp.'s common stock that were exchanged for options to purchase the Company's common stock in accordance with the terms of the merger agreement.

5.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its specific designation.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years beginning after June 15, 2000. SFAS No.'s 133 or 137 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 133.

6.  RECENT DEVELOPMENTS

On May 19, 1999, the Company announced that its Board of Directors declared a quarterly dividend of 12 and one half cents' ($0.125) per common share. The dividend was paid on June 12, 1999 to shareholders of record as of June 2, 1999.

On June 7, 1999, the Company opened its 26th full service branch facility in Bay Shore, New York.

On July 9, 1999, subject to regulatory approval, the Company announced that it had entered into a definitive agreement to acquire the deposit liabilities of the Dime Savings Bank of Williamsburgh's retail branch located at 1012 Gates Avenue, Brooklyn, New York which totaled approximately $19.0 million at March 13, 1999.

During June 1999, the Bank's mortgage banking subsidiary, Roslyn National Mortgage Corp., began operations in Birmingham, Alabama.

7.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED
     SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at June 30, 1999 and December 31, 1998, respectively.

                                                                     June 30, 1999                    December 31, 1998
                                                            -------------------------------     --------------------------------
                                                                               Estimated                           Estimated
                                                               Amortized          Fair             Amortized          Fair
                                                                  Cost           Value                Cost           Value
                                                            --------------   --------------     ---------------  ---------------
                                                                                      (In thousands)
Available-for-sale:
  Debt securities:
    United States Government - direct and
     guaranteed                                             $       73,223     $    74,813       $   187,250     $   191,669
    United States Government agencies                              141,826         136,360           154,353         154,986
    State, county and municipal                                      5,111           5,245                 -               -
    Industrial, financial corporation and other                      1,002           1,004             3,003           3,123
                                                            --------------     -----------       -----------     -----------
      Total debt securities                                        221,162         217,422           344,606         349,778
                                                            --------------     -----------       -----------     -----------
  Equity securities:
    Preferred and common stock                                     246,634         251,583           268,860         284,679
    Trust preferreds                                               176,808         173,005           147,131         144,727
    Other                                                           14,905          16,958            14,883          16,178
                                                            --------------     -----------       -----------     -----------
      Total equity securities                                      438,347         441,546           430,874         445,584
                                                            --------------     -----------       -----------     -----------

  Mortgage-backed and mortgage related securities, net:
    FNMA pass-through securities                                    59,689          58,707             3,135           3,142
    GNMA pass-through securities                                   713,403         706,161           202,288         204,325
    FHLMC pass-through securities                                  198,712         203,946             3,431           3,451
    GNMA adjustable rate mortgage
     pass-through securities                                       276,669         280,858           352,245         356,650
    FNMA adjustable rate mortgage pass-through
     securities                                                     13,435          13,414                 -               -
    Whole loan private collateralized mortgage
     obligations                                                   578,588         575,761           674,727         675,659
    Agency collateralized mortgage obligations                   1,190,182       1,145,034           553,917         552,606
                                                            --------------     -----------       -----------     -----------
      Total mortgage-backed and mortgage related
       securities, net                                           3,030,678       2,983,881         1,789,743       1,795,833
                                                            --------------     -----------       -----------     -----------
      Total securities available-for-sale                   $    3,690,187     $ 3,642,849       $ 2,565,223     $ 2,591,195
                                                            ==============     ===========       ===========     ===========


Held-to-maturity, net:
  Debt securities:
    Public utility                                          $            -     $         -       $       800     $       796
    State, county and municipal                                          -               -             5,551           5,809
    Industrial, financial corporation and other                          -               -            20,614          20,543
                                                            --------------     -----------       -----------     -----------
      Total debt securities                                              -               -            26,965          27,148
                                                            --------------     -----------       -----------     -----------

 Mortgaged-backed and mortgage related
  securities, net:
    FNMA pass-through securities                                         -               -            67,500          68,082
    GNMA pass-through securities                                         -               -         1,045,918       1,060,676
    FHLMC pass-through securities                                        -               -            65,864          68,245
    Whole loan private collateralized mortgage
     obligations                                                         -               -            68,071          68,416
    Agency collateralized mortgage obligations                           -               -             2,913           3,042
                                                            --------------     -----------       -----------     -----------
      Total mortgage-backed and mortgage
       related securities, net                                           -               -         1,250,266       1,268,461
                                                            --------------     -----------       -----------     -----------
      Total securities held-to-maturity                     $            -     $         -       $ 1,277,231     $ 1,295,609
                                                            ==============     ===========       ===========     ===========

8.    LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 1999 and December 31, 1998, consist of the following:

                                                                          June 30,              December 31,
                                                                            1999                     1998
                                                                       -----------------      ------------------
                                                                                    (In thousands)
Loans held-for-sale, net:
   One- to four-family loans, net                                      $          89,591      $           79,991
   Student loans                                                                     765                   1,734
                                                                       -----------------      ------------------
     Loans held-for-sale, net                                          $          90,356      $           81,725
                                                                       =================      ==================

Loans receivable held for investment, net:
  Real estate loans, net:
   One- to four-family                                                 $       2,682,270      $        2,730,004
   Multi-family                                                                   93,167                  84,575
   Home equity and second mortgage                                               129,341                 114,915
   Commercial real estate                                                        478,696                 484,260
   Construction and development                                                   96,006                 101,545
                                                                       -----------------      ------------------
     Total real estate loans                                                   3,479,480               3,515,299
   Less:
       Net unamortized discount and deferred income                               (3,720)                 (4,601)
       Net deferred loan origination costs                                        18,062                  17,246
                                                                       -----------------      ------------------
                Total real estate loans, net                                   3,493,822               3,527,944
 Consumer loans, net:
   Consumer                                                                       18,771                  16,219
   Automobile leases, net                                                         95,547                  79,786
                                                                       -----------------      ------------------
      Total consumer loans, net                                                  114,318                  96,005
   Less allowance for possible loan losses                                       (40,270)                (40,207)
                                                                       -----------------      ------------------
      Loans receivable held for investment, net                        $       3,567,870      $        3,583,742
                                                                       =================      ==================

9.    ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned at the dates indicated. It is the Bank's general policy to discontinue accruing interest on all loans which are 90 days or more past due, or when in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when principal and interest payments are current, there is reasonable assurance that the loan will be fully collectible and a consistent record of performance has been demonstrated.

                                                                    At June 30,          At December 31,
                                                                       1999                   1998
                                                                -----------------      -------------------
                                                                             (In thousands)
Non-performing loans:
  One- to four-family                                           $          13,698      $            15,662
  Commercial real estate                                                    1,596                    2,775
  Home equity                                                                  95                      120
  Consumer loans                                                              126                       96
  Automobile leases                                                            54                        -
                                                                -----------------      -------------------
     Total non-accrual loans                                               15,569                   18,653
Loans contractually past due 90 days or more, other than
  non-accruing                                                              4,037                    3,421
                                                                -----------------      -------------------
     Total non-performing loans (1)                                        19,606                   22,074
Real estate owned, net (2)                                                    787                    1,176
                                                                -----------------      -------------------
     Total non-performing assets                                $          20,393      $            23,250
                                                                =================      ===================

Allowance for possible loan losses as a percent of loans (3)                 1.12%                    1.11%

Allowance for possible loan losses as a percent of total
  non-performing loans                                                     205.40%                  182.15%

Non-performing loans as a percent of loans (3)                               0.54%                    0.61%

Non-performing assets as a percent of total assets                           0.27%                    0.30%

(1) Revised to conform T R Financial Corp.'s non-performing policy to Roslyn's policy.
(2)  REO balances are shown net of related loss allowances.
(3) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.

Loans in arrears three months or more were as follows at:

                                                     Amount          % of loans
                                                     ------          ----------
                                            (Dollars in thousands)
          June 30, 1999                              $17,369            0.48%
                                                     =======            ====
          December 31, 1998                          $20,649            0.57%
                                                     =======            ====
          December 31, 1997                          $18,264            0.60%
                                                     =======            ====

The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time (normally six months) was $1.1 million and $909,000 at June 30, 1999 and December 31, 1998, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $31,000 and $76,000 during the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank and its subsidiaries (the "Bank"), a New York State chartered stock savings bank. In addition, RBI Holdings, Inc., a Delaware Corporation, is a wholly-owned subsidiary of Roslyn Bancorp, Inc., which was incorporated on March 18, 1999, initially for the purpose of engaging in a certain mortgage brokerage joint venture. While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual to stock conversion which occurred on January 10, 1997.

Financial Condition

Total assets at June 30, 1999 were $7.59 billion, a decrease of $212.4 million, or 2.7%, from $7.80 billion at December 31, 1998, primarily due to decreases in the mortgage loan, debt and equity and mortgage-backed and mortgage related securities portfolios. Real estate loans held for investment, net of unearned income, decreased $34.1 million, to $3.49 billion at June 30, 1999, compared to $3.53 billion at December 31, 1998. The decrease in real estate loans held for investment, net of unearned income, reflects management's efforts to manage interest rate risk by selling the bulk of its fixed rate residential mortgage loan originations into the secondary market during periods of low interest rates. During the quarter ended June 30, 1999, the Company securitized approximately $40.7 million of one-to four-family medium-term mortgage loans into agency mortgage-backed pools which are currently reflected in the Company's mortgage-backed and mortgage related securities available-for-sale portfolio. Debt and equity securities available-for-sale and held-to-maturity decreased $163.4 million, or 19.9%, from $822.3 million at December 31, 1998, to $659.0 million at June 30, 1999. The decrease in debt and equity securities is primarily due to management's strategy of selling certain U.S. Government Bonds and common stock held by the former T R Financial Corp. and replacing them with higher yielding agency mortgage-backed securities. Agency mortgage-backed securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns. The mortgage-backed and mortgage related securities portfolio decreased $62.2 million, or 2.0%, from $3.05 billion at December 31, 1998, to $2.98 billion at June 30, 1999. The decrease in mortgage-backed and mortgage related securities reflects management's strategy of repositioning the balance sheet, by utilizing cash flows generated from mortgage-backed and mortgage related securities, to assist in the Company's financial liability restructuring program of prepaying certain high cost borrowings during favorable market conditions.

Total liabilities at June 30, 1999 were $6.82 billion, a decrease of $129.6 million, or 1.9%, from $6.95 billion at December 31, 1998. The overall decrease in total liabilities was principally due to a $88.4 million decrease in borrowed funds from $2.53 billion at December 31, 1998 to $2.44 billion at June 30, 1999. The decrease in borrowed funds reflects management's strategy of prepaying certain high cost borrowings during favorable market conditions. Total deposits decreased $51.8 million, or 1.2%, from $4.22 billion at December 31, 1998 to $4.17 billion at June 30, 1999. The decline in total deposits is primarily due to a low interest rate environment, resulting in minimal opportunities for deposit growth.

Total stockholders' equity decreased $82.8 million to $770.6 million at June 30, 1999 from $853.4 million at December 31, 1998. The decrease was primarily due to dividends paid of $17.6 million for the six months ended June 30, 1999, a $41.2 million decrease in net unrealized gain on securities available-for-sale, net of tax, and the six months net loss of $34.4 million. The net loss for the six months ended June 30, 1999, primarily resulted from the merger related costs associated with the acquisition of T R Financial Corp. of $79.2 million net of tax, and the restructuring charge in connection with the early retirement program for employees totaling $3.4 million, net of tax. Partially offsetting the decreases were the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 1999 and 1998, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.

                                                                              Three Months Ended June 30,
                                                     ---------------------------------------------------------------------------
                                                                       1999                                    1998
                                                     -------------------------------------   -----------------------------------
                                                                                  Average                                Average
                                                       Average                    Yield/       Average                    Yield/
                                                       Balance      Interest       Cost        Balance      Interest       Cost
                                                     -----------   -----------   ---------   -----------   ----------   --------
                                                                               (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits...... $     28,177   $      332      4.71%     $    20,145   $      276       5.48%
   Debt and equity securities, net.................      715,612       12,030      6.72          929,910       14,254       6.13
   Mortgage-backed and mortgage
     related securities, net.......................    3,029,734       48,553      6.41        3,353,743       57,428       6.85
   Real estate loans, net..........................    3,511,757       65,134      7.42        3,275,684       63,777       7.79
   Consumer and student loans......................      110,724        2,081      7.52           69,521        1,310       7.54
                                                     -----------   ----------                -----------   ----------
          Total interest-earning assets............    7,396,004      128,130      6.93        7,649,003      137,045       7.17
                                                                   ----------                -----------   ----------
Non-interest-earning assets........................      187,772                                 212,983
                                                     -----------                             -----------

Total assets....................................... $  7,583,776                            $  7,861,986
                                                     ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts........................... $    153,893        1,441      3.75     $     67,038          466       2.78
   Savings accounts................................    1,026,558        5,581      2.17        1,093,491        7,564       2.77
   Super NOW and NOW accounts......................      151,105          840      2.22          161,962        1,210       2.99
   Certificates of deposit.........................    2,788,386       35,770      5.13        2,769,801       38,730       5.59
                                                     -----------   ----------                -----------   ----------
          Total deposits...........................    4,119,942       43,632      4.24        4,092,292       47,970       4.69
   Borrowed funds..................................    2,388,384       32,894      5.51        2,691,520       38,908       5.78
                                                     -----------   ----------                -----------   ----------
          Total interest-bearing liabilities.......    6,508,326       76,526      4.70        6,783,812       86,878       5.12
                                                                   ----------                              ----------
Non-interest-bearing liabilities...................      284,047                                 230,286
                                                     -----------                             -----------
Total liabilities..................................    6,792,373                               7,014,098
Stockholders' equity...............................      791,403                                 847,888
                                                     -----------                             -----------

Total liabilities and stockholders' equity......... $  7,583,776                             $ 7,861,986
                                                     ===========                             ===========

Net interest income/interest rate spread...........                $   51,604      2.23%                   $   50,167       2.05%
                                                                   ==========   =======                    ==========    =======


Net interest margin................................                                2.79%                                    2.62%
                                                                                =======                                  =======

Ratio of interest-earning assets to
  interest-bearing liabilities.....................                              113.64%                                  112.75%
                                                                                =======                                  =======

                                                                           Six Months Ended June 30,
                                                 ---------------------------------------------------------------------------
                                                                   1999                                    1998
                                                 -------------------------------------   ------------------------------------
                                                                              Average                                Average
                                                    Average                   Yield/        Average                   Yield/
                                                    Balance      Interest      Cost         Balance      Interest      Cost
                                                 -----------    ----------   ---------   -----------   -----------   --------
                                                                           (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits..  $    44,497    $   1,026       4.61%    $    34,948   $      951       5.44%
   Debt and equity securities, net.............      725,495       23,826       6.57         891,434       27,010       6.06
   Mortgage-backed and mortgage
     related securities, net...................    3,050,210       98,188       6.44       3,347,773      117,613       7.03
   Real estate loans, net......................    3,515,802      130,625       7.43       3,139,999      122,266       7.79
   Consumer and student loans..................      106,867        4,047       7.57          71,032        2,656       7.48
                                                 -----------    ---------                -----------   ----------
         Total interest-earning assets.........    7,442,871      257,712       6.93       7,485,186      270,496       7.23
                                                                ---------                              ----------
Non-interest-earning assets....................      196,598                                 206,557
                                                 -----------                             -----------

Total assets...................................  $ 7,639,469                             $ 7,691,743
                                                 ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts.......................  $   141,828        2,600       3.67     $    65,304          837       2.56
   Savings accounts............................      949,670       11,638       2.45       1,101,535       15,401       2.80
   Super NOW and NOW accounts..................      152,784        1,726       2.26         162,533        2,472       3.04
   Certificates of deposit.....................    2,884,935       72,220       5.01       2,758,252       77,023       5.58
                                                 -----------    ---------                -----------   ----------
         Total deposits........................    4,129,217       88,184       4.27       4,087,624       95,733       4.68
   Borrowed funds..............................    2,416,304       66,334       5.49       2,519,167       72,862       5.78
                                                 -----------    ---------                -----------   ----------
         Total interest-bearing liabilities....    6,545,521      154,518       4.72       6,606,791      168,595       5.10
                                                                ---------                              ----------
Non-interest-bearing liabilities...............      274,552                                 228,903
                                                 -----------                             -----------
Total liabilities..............................    6,820,073                               6,835,694
Stockholders' equity...........................      819,396                                 856,049
                                                 -----------                             -----------

Total liabilities and stockholders' equity.....  $ 7,639,469                             $ 7,691,743
                                                 ===========                             ===========

Net interest income/interest rate spread.......                 $ 103,194       2.21%                  $  101,901       2.13%
                                                                =========    =========                 ==========    ========

Net interest margin............................                                 2.77%                                   2.72%
                                                                             =========                               ========
Ratio of interest-earning assets to
  interest-bearing liabilities.................                               113.71%                                 113.30%
                                                                             =========                               ========

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

General

The Company reported net income of $24.3 million, or basic and diluted earnings per share of $0.33 and $0.32, respectively, for the quarter ended June 30, 1999, as compared to $23.1 million, or basic and diluted earnings per share of $0.32 and $0.31, respectively for the comparable prior year period.

The operating results for the three and six months ended June 30, 1999 include the operating results of T R Financial Corp., which was acquired by the Company on February 16, 1999 and accounted for as a pooling-of-interests transaction.

Interest Income

Interest income for the quarter ended June 30, 1999 decreased $8.9 million, or 6.5%, to $128.1 million, from $137.0 million for the quarter ended June 30, 1998. The decrease in interest income is primarily due to a decrease in the average yield on total interest-earning assets from 7.17% for the quarter ended June 30, 1998 to 6.93% for the comparable 1999 quarter. Average interest-earning assets for the quarter ended June 30, 1999 decreased $253.0 million, or 3.3%, to $7.40 billion, as compared to $7.65 billion in the comparable 1998 quarter. The decrease is primarily due to a decrease of $324.0 million and $214.3 million in average mortgage-backed and mortgage related securities, net, and average debt and equity securities, net, respectively. These decreases were partially offset by a $236.1 million increase in average real estate loans, net, and a $41.2 million increase in average consumer and student loans, net.

Interest income on real estate loans, net, increased $1.4 million, to $65.1 million for the three months ended June 30, 1999, from $63.8 million for the same period in 1998. The increase in interest income on real estate loans, net, was the result of an increase in the average balance on real estate loans, net, of $236.1 million, partially offset by a decrease in the average yield on real estate loans, net, to 7.42% for the quarter ended June 30, 1999, from 7.79%, for the comparable quarter in 1998. The decrease in the average yield on real estate loans, net, was primarily the result of prepayments and refinancing activity. The increase in the average balance of real estate loans, net, reflects the Company's continued emphasis on the origination of primarily one- to four-family residential real estate loans. Interest income on consumer and student loans increased $771,000, to $2.1 million for the three months ended June 30, 1999, from $1.3 million for the same period in 1998. The increase was a result of the growth in the average balance of consumer and student loans outstanding.

Interest income on mortgage-backed and mortgage related securities, net, decreased $8.9 million, or 15.5%, to $48.6 million for the three months ended June 30, 1999, from $57.4 million for the same period in 1998. The decrease was partially the result of the reduction in the average balance of mortgage-backed and mortgage related securities due to management's strategy of repositioning the balance sheet, by utilizing cash flows generated from mortgage-backed and mortgage related securities, to assist in the Company's financial liability restructuring and increase its investments in whole loan assets. The decrease was also due to a 44 basis point decline in the average yield on mortgage-backed and mortgage related securities from 6.85% for the three months ended June 30, 1998 to 6.41% for the same period in 1999. Interest income on debt and equity securities, net, decreased $2.2 million, or 15.6%, to $12.0 million for the three months ended June 30, 1999, from $14.3 million for the same period in 1998. This decrease was the result of a decline in the average balance of debt and equity securities, net, offset by a 59 basis point increase in the average yield, from 6.13% for the three months ended June 30, 1998 to 6.72% for the same period in 1999 due to the sale of certain low yielding U.S. Government Bonds and common stock held by the former T R Financial Corp. during the first quarter of 1999. These lower yielding investments were replaced with higher yielding agency mortgage-backed securities.

Interest Expense

Interest expense for the three months ended June 30, 1999 was $76.5 million, compared to $86.9 million for the three months ended June 30, 1998, a decrease of $10.4 million, or 11.9%. The decrease in interest expense is related to a 42 basis point decline in the average cost of interest-bearing liabilities and a $275.5 million, or 4.1%, decrease in the average balance of interest-bearing liabilities from $6.78 billion for the quarter ended June 30, 1998 to $6.51 billion for the quarter ended June 30, 1999. This decrease reflects a $303.1 million decrease in the average balance of borrowed funds and a $27.7 million increase in the average balance of interest-bearing deposits for the quarter ended June 30, 1999, as compared to the prior year quarter.

The increase in average total deposits was primarily due to an increase in the average balance of money market and certificates of deposit accounts by introducing new deposit products and the growth in recent de-novo branches. The lower average cost of 4.24% for the quarter ended June 30, 1999 as compared to 4.69% for the comparable 1998 quarter, offset by the higher average deposit balance, resulted in a decrease of $4.3 million in interest expense on deposits for the quarter ended June 30, 1999, as compared to the same quarter in 1998.

The average balance of borrowed funds decreased $303.1 million from $2.69 billion for the three months ended June 30, 1998 to $2.39 billion for the three months ended June 30, 1999. This decrease, coupled with a 27 basis point decrease in the average cost of borrowed funds, resulted in a $6.0 million decrease in interest expense on borrowed funds from $38.9 million for the quarter ended June 30, 1998 to $32.9 million for the quarter ended June 30, 1999. The decrease in borrowings is reflective of the Company's strategy of prepaying certain high cost borrowings during favorable market conditions.

Net Interest Income

Net interest income before provision for possible loan losses was $51.6 million for the three months ended June 30, 1999, as compared to $50.2 million for the three months ended June 30, 1998, an increase of $1.4 million, or 2.9%. The increase was attributable to increases in the net interest rate margin and spread for the quarter ended June 30, 1999, to 2.23% and 2.79%, respectively, from 2.05% and 2.62%, respectively, for the prior year quarter. The increases in the net interest rate spread and margin were due to the decrease in the average balance and cost of borrowed funds, combined with the decline in the rates earned on real estate loans and mortgage-backed and mortgage related securities, net.

Provision for Possible Loan Losses

The Company had no provision for possible loan losses for the three months ended June 30, 1999, as compared to $550,000 for the three months ended June 30, 1998. The lack of a provision for possible loan losses for the three months ended June 30, 1999, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At June 30, 1999 and December 31, 1998 the allowance for possible loan losses amounted to $40.3 million and $40.2 million, respectively, and the ratio of such allowance to total non-performing loans was 205.40% at June 30, 1999, as compared to 182.15% at December 31, 1998.

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

The loan pool analyses are performed on the balance of the portfolio, primarily the one- to four-family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased, fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgages; residential construction loans; commercial construction loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter two sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

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

At June 30, 1999 and December 31, 1998, the loan portfolio remained relatively constant at $3.7 billion. At those dates, one- to four-family residential first mortgage loans were $2.77 billion and $2.81 billion, respectively, or 74.9% and 75.8%, respectively, of loans, net of unearned income. The relatively riskier multi-family, commercial real estate, construction and development, and home equity and second mortgage loans aggregated $797.2 million and $785.3 million, respectively, at those dates, or 21.6% and 21.2%, respectively, of loans net of unearned income. Consumer and student loans and automobile leases, net amounted to $115.1 million, or 3.1%, and $97.7 million, or 2.6%, of loans net of unearned income at June 30, 1999 and December 31, 1998, respectively. Non-performing loans at those dates were $19.6 million and $22.1 million, respectively, of which $1.6 million and $2.8 million, respectively, were commercial real estate loans. The allowance for possible loan losses as a percent of loans was 1.12% and 1.11%, respectively, at those dates.

The quantitative information cited in the above paragraph indicates a continuing trend over the last several years: (1) a dramatic increase in absolute dollars, and significant increase in relative dollars, in the relatively less risky one- to four-family residential first mortgage loans; (2) a steady increase in absolute dollars, and significant decrease in relative dollars, in the relatively riskier loans (as previously defined); and (3) a decrease in absolute dollars in non-performing loans. The application of the Company's formalized process for assessing the adequacy of the allowance for possible loan losses to the loan portfolio, undergoing the changes cited during the last several years, has resulted in a relatively flat absolute dollar level of the allowance for possible loan losses. Management continues to believe the Company's reported allowance for possible loan losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Non-Interest Income

Non-interest income decreased $885,000, or 10.9%, to $7.2 million for the quarter ended June 30, 1999, as compared to $8.1 million for the same period in the prior year. The decrease was a result of a $3.2 million decrease in net gains on sales of securities and a $205,000 decrease in real estate operations, net. The decrease in net gains on sales of securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions which existed during the quarter ended June 30, 1998. Offsetting these decreases is a $1.7 million increase in mortgage banking operations resulting from gains on the sale of loans. This increase is primarily due to management's decision to increase sales of newly originated loans into the secondary market. Additionally, in June 1999 the Company completed the sale of an excess operating facility generating a gain of $936,000 which is included in other non-interest income.

Non-Interest Expense

Non-interest expense totaled $20.4 million for the quarter ended June 30, 1999, as compared to $22.0 million for the quarter ended June 30, 1998. General and administrative expenses decreased $2.9 million, or 13.4%, to $19.0 million for the quarter ended June 30, 1999 from $21.9 million for the corresponding 1998 quarter. The decrease primarily reflects cost savings achieved in connection with the acquisition of T R Financial Corp., principally relating to reductions in compensation and certain employee benefit plan expenses and the elimination of other redundant charges. Partially offsetting the decrease in operating expenses was additional commission and other compensation costs associated with loan originations, and, to a lesser extent, an increase in office occupancy expense. Additionally, offsetting the decrease in operating expenses was $1.3 million in merger related costs incurred during the three months ended June 30, 1999.

Income Taxes

Total income tax expense increased $262,000, from $12.6 million recorded during the quarter ended June 30, 1998, to $12.9 million during the quarter ended June 30, 1999. The increase is primarily attributable to the increase in income before income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

General

The Company reported a net loss of $34.4 million for the six month period ended June 30, 1999, or basic and diluted loss per share of $0.47, as compared to net income of $46.1 million, or basic and diluted earnings per share of $0.63 and $0.62, for the corresponding period in 1998, respectively.

The six months ended June 30, 1999 includes $79.2 million, net of tax, of merger related costs associated with the acquisition and $3.4 million, net of tax, of restructuring charges relating to the January 1999 early retirement program. Additionally, an extraordinary item of $4.2 million, net of tax, was incurred during the six months ended June 30, 1999 related to prepayment penalties incurred in recasting the Company's borrowed fund position. The Company, in order to take advantage of favorable market conditions while increasing spreads and reducing its exposure to interest rate risk, restructured its securities and borrowed funds position.

Interest Income

Interest income amounted to $257.7 million for the six months ended June 30, 1999, representing a decrease of $12.8 million, or 4.7%, from the same period in 1998. This decrease was attributable to a decrease in average interest-earning assets to $7.44 billion for the six months ended June 30, 1999, from $7.49 billion for the six months ended June 30, 1998. The decline in average interest-earning assets was primarily attributable to the decrease in average mortgage-backed and mortgage related securities, net, of $297.6 million and a decrease in debt and equity securities, net, of $165.9 million, partially offset by a $375.8 million increase in average real estate loans, net.

Interest income on real estate loans increased $8.4 million, or 6.8%, to $130.6 million for the six months ended June 30, 1999, from $122.3 million for the same period in 1998. The increase was a result of the growth in the average balance of loans outstanding primarily due to continued emphasis on originations of one- to four-family loans. The increase in interest income for the six months ended June 30, 1999, as compared to the same period in 1998, was offset by a 36 basis point decrease in the average yield on real estate loans, net, from 7.79% for the six months ended June 30, 1998 to 7.43% for the same period in 1999. The decline in the yield was principally due to the concentration of low yielding one-to four-family real estate loans within the loan portfolio mix, coupled with the increase in refinancing activity during the period.

Interest income on consumer and student loans increased $1.4 million, or 52.4%, to $4.0 million for the six months ended June 30, 1999, from $2.7 million for the same period in 1998. The increase was a result of the growth in the average balance of consumer loans outstanding and the increase in the average yield on consumer and student loans from 7.48% for the six months ended June 30, 1998 to 7.57% for the same period in 1999.

Interest income on mortgage-backed and mortgage related securities decreased $19.4 million, or 16.5%, to $98.2 million for the six months ended June 30, 1999, from $117.6 million for the same period in 1998. The decrease was a result of a $297.6 million reduction in the average balance of mortgage-backed and mortgage related securities from $3.35 billion for the six months ended June 30, 1998 to $3.05 billion for the six months ended June 30, 1999, due to management's strategy of repositioning the balance sheet to assist in the Company's financial liability restructuring. The decrease was also due to a 59 basis point decline in the average yield on mortgage-backed and mortgage related securities from 7.03% for the six months ended June 30, 1998 to 6.44% for the same period in 1999. Interest income on debt and equity securities, net, decreased $3.2 million, or 11.8%, to $23.8 million for the six months ended June 30, 1999 from $27.0 million for the same period in 1998. The decrease was the result of a decline in the average balance of debt and equity securities, net, offset by a 51 basis point increase in the average yield on debt and equity securities, net, from 6.06% for the six months ended June 30, 1998 to 6.57% for the same period in 1999.

Interest Expense

Interest expense for the six months ended June 30, 1999 was $154.5 million, compared to $168.6 million for the six months ended June 30, 1998, a decrease of $14.1 million, or 8.3%. The decrease in interest expense is related to a $61.3 million, or 0.9%, decrease in the average balance of interest-bearing liabilities from $6.61 billion for the six months ended June 30, 1998 to $6.55 billion for the same period in 1999. This decrease reflects a $102.9 million decrease in the average balance of borrowed funds partially offset by a $41.6 million increase in the average balance of interest-bearing deposits for the six months ended June 30, 1999, as compared to the same period in 1998.

The increase in interest-bearing deposits is primarily due to an increase in the average balance of money market and certificates of deposit accounts by introducing new deposit products and the growth in recent de-novo branches. The effect of the higher average deposit balance was partially offset by a 41 basis point decrease in the average cost of deposits from 4.68% for the six months ended June 30, 1998, to 4.27% for the corresponding 1999 period which resulted in a decrease of $7.5 million in interest expense on deposits for the six months ended June 30, 1999 as compared to the same period in 1998.

The average balance of borrowed funds decreased $102.9 million, from $2.52 billion for the six months ended June 30, 1998 to $2.42 billion for the six months ended June 30, 1999. This decrease, coupled with a 29 basis point decrease in the average cost of borrowings, resulted in a $6.5 million decrease in interest expense on borrowed funds, from $72.9 million for the six months ended June 30, 1998 to $66.3 million for the six months ended June 30, 1999. The decrease in borrowings, is part of the Company's wholesale leveraging strategy.

Net Interest Income

Net interest income before provision for possible loan losses was $103.2 million for the six months ended June 30, 1999 as compared to $101.9 million for the six months ended June 30, 1998, an increase of $1.3 million, or 1.3%. The net interest margin and spread for the six months ended June 30, 1999 increased to 2.21% and 2.77%, respectively, from 2.13% and 2.72%, respectively, for the prior year period due to the decrease in both the average balances and rates paid on interest-bearing liabilities and interest-earning assets.

Provision for Possible Loan Losses

The Company had no provision for possible loan losses for the six months ended June 30, 1999 as compared to a provision of $1.1 million for the six months ended June 30, 1998. The lack of a provision for possible loan losses for the six months ended June 30, 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans.

Non-Interest Income

Non-interest income decreased $2.2 million, or 13.2%, to $14.4 million for the six months ended June 30, 1999 as compared to $16.6 million for the same period in the prior year. The decrease was primarily the result of a $5.3 million decrease in net gains on sales of securities and a $578,000 decrease in fees and service charges. These decreases were partially offset by a $3.3 million increase in mortgage banking operations for the six month period ending June 30, 1999 as compared to the 1998 comparable period. The decrease in net gains on securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. The increase in mortgage banking operations income, which includes gains from the sale of loans, was primarily due to an increased level of loan production and favorable market conditions in the secondary market. Included in other non-interest income for the six months ended June 30, 1999 is a $936,000 gain on the sale of an excess operating facility.

Non-Interest Expense

Non-interest expense totaled $133.2 million for the six months ended June 30, 1999 as compared to $45.4 million for the six months ended June 30, 1998, an increase of $87.8 million, or 193.4%. The increase in non-interest expense was primarily attributable to merger related costs associated with the acquisition of T R Financial Corp. totaling $89.2 million and a restructuring charge in connection with an early retirement program for employees totaling $5.9 million during the first quarter of 1999. The aforementioned merger related costs was comprised of $16.9 million of transaction costs, $39.9 million of severance and other compensation costs, $24.6 million of ESOP amortization costs and $7.8 million of costs associated with combining operations.

General and administrative expenses decreased $7.3 million, or 16.2%, to $37.8 million for the six months ended June 30, 1999 from $45.2 million for the 1998 corresponding six months. The decrease primarily reflects cost savings achieved in connection with the acquisition of T R Financial Corp., principally relating to reductions in compensation and certain employee benefit plan expenses and the elimination of other redundant charges. The decrease in general and administrative expenses also reflects a decrease in advertising and promotion expense for the 1999 six month period of $1.1 million due to the consolidation of advertising campaigns between the former T R Financial Corp. and Roslyn Bancorp, Inc. After giving effect to the reduction in expenses relating to the merger, compensation and employee benefits increased slightly due to the costs associated with additional commission and other compensation costs associated with the increased volume of loan originations, and to a lesser extent, due to an increase in office and occupancy expense.

Income Taxes

Total income tax expense decreased $11.3 million, from $25.8 million recorded during the six months ended June 30, 1998 to $14.5 million during the six months ended June 30, 1999. The decrease is primarily attributable to the decrease in income before income taxes and the effect of the merger related costs and other restructuring charges.

Liquidity and Capital Resources

The primary investing activities of the Company are the origination of both one- to four-family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $1.21 billion and $1.61 billion during the six months ended June 30, 1999 and 1998, respectively. The Bank's primary sources of funds are deposits, reverse-repurchase agreements and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities. Proceeds from the sales of securities available-for-sale and loans held for sale are also sources of funding. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition and are therefore less predictable.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements. At June 30, 1999, the Company had $2.25 billion in reverse-repurchase agreements outstanding, and at December 31, 1998 there were $2.09 billion in reverse-repurchase agreements outstanding.

The Company's most liquid assets are cash and cash equivalents, short-term securities, and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period.

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

Currently, the Company has utilized the following strategies to manage interest rate risk: (1) selling substantially all mortgage loans to the secondary market without recourse; and (2) investing in shorter-term adjustable-rate securities which may generally bear lower yields as compared to longer-term investments, but which better position the Company for increases in market interest rates. In recent years, the Company has attempted to shorten the maturities of its interest-earning assets by increasing its investment in shorter-term investments to better match the maturities of its deposit accounts, in particular its certificates of deposit that mature in one year or less, which, at June 30, 1999, totaled $2.15 billion, or 33.2 %, of total interest-bearing liabilities. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer-term fixed-rate investments and whole loans. However, management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability. Additionally, there has been no material change in the composition of the Company's assets, deposit liabilities and wholesale funds from March 31, 1999 to June 30, 1999.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 1999, the Company's one-year gap position was negative 5.71%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position. If interest rates decrease, it is likely that there will be a corresponding effect on the Company's interest rate margin and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 1999, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 4.00% to 20.00% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 6.00% and 46.00% annually. Savings accounts were assumed to decay at 21.00%, 5.00%, 5.00%, 5.00%, 5.00% and 59.00%, Super NOW and NOW
accounts and money market accounts were assumed to decay at 20.00%, 5.00%, 5.00%, 5.00%, 5.00% and 60.00%, for the periods of up to one year, one to two years, two to three years, three to four years, four to five years, and over five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                       At June 30, 1999
                            -------------------------------------------------------------------------------------------------------
                                                One           Two            Three          Four           Over
                               Up to           to Two       to Three        to Four        to Five         Five
                              One Year         Years          Years          Years          Years          Years          Total
                            -----------    ------------    -----------    -----------    -----------    ------------    -----------
                                                                   (Dollars in thousands)
Interest-earning assets (1):
 Federal funds sold         $    60,400    $               $              $              $              $               $    60,400
 Debt and equity
   securities, net (2)          170,263          27,526         17,357          1,096              -         464,855        681,097
 Mortgage-backed and
   mortgage related
   securities, net (2)        1,301,124         729,402        368,858        157,368        113,948         313,181      2,983,881
 Real estate loans,
   net (3) (4)                1,069,854         355,787        325,816        284,055        260,276       1,272,236      3,568,024
 Consumer and student
   loans (3) (4)                 45,033          33,471         35,207            396            211             585        114,903
                            -----------    ------------    -----------    -----------    -----------    ------------    -----------
   Total interest-earning
     assets                   2,646,674       1,146,186        747,238        442,915        374,435       2,050,857      7,408,305
                            -----------    ------------    -----------    -----------    -----------    ------------    -----------

Interest-bearing liabilities:
 Money market accounts           32,906           8,227          8,227          8,227          8,227          98,718        164,532
 Savings accounts               201,941          48,081         48,081         48,081         48,081         567,358        961,623
 Super NOW and NOW
   accounts                      29,404           7,351          7,351          7,351          7,351          88,213        147,021
 Certificates of deposit      2,149,063         334,199        118,529         57,355         67,956          28,413      2,755,515
 Borrowed funds                 666,651         751,381        222,600        523,300         55,000         220,478      2,439,410
                            -----------    ------------    -----------    -----------    -----------    ------------    -----------
   Total interest-bearing
      liabilities             3,079,965       1,149,239        404,788        644,314        186,615       1,003,180      6,468,101
                            -----------    ------------    -----------    -----------    -----------    ------------    -----------
 Interest sensitivity
   gap (5)                  $  (433,291)   $     (3,053)   $   342,450    $  (201,399)   $   187,820    $  1,047,677    $   940,204
                            ===========    ============    ===========    ===========    ===========    ============    ===========
 Cumulative interest
   sensitivity gap          $  (433,291)   $   (436,344)   $   (93,894)   $  (295,293)   $  (107,473)   $    940,204
                            ===========    ============    ===========    ===========    ===========    ============
 Cumulative interest
   sensitivity gap as a
   percentage of total
   assets                         (5.71) %        (5.75) %       (1.24) %       (3.89) %       (1.42) %        12.39  %
 Cumulative net interest-
   earning assets as a
   percentage of cumulative
   interest-bearing
   liabilities                     85.93 %         89.68 %        97.97 %        94.41 %        98.03 %        114.54  %

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Debt and equity and mortgage-backed and mortgage related securities are shown at their respective carrying values. Equity securities includes callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable and debt securities includes FHLB stock.
(3) For the purpose of the gap analysis, the allowance for possible loan losses and non-accrual loans have been excluded.
(4)  Loans held-for-sale, net, are included in the "Up to One Year" category.
(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage (ARM) loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects the estimates of management as to periods to repricing at particular points in time. Among the factors considered, management monitors both current trends and its historical repricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts which, subject to certain regulatory exceptions, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

Regulatory Capital Position

The Bank is subject to minimum regulatory requirements imposed by the Federal Deposit Insurance Corporation (the "FDIC") which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3% of total assets plus an additional 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of not less than 8%. Although the minimum leverage capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA") stipulates that an institution with less than 4% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA.

In accordance with the requirements of the FDIC and the New York State Banking Department (NYSBD), the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 1999 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-1 risk-based capital ratio and total-risk based capital ratio were 8.62%, 18.95% and 20.14%, respectively at June 30, 1999.

Computer Issues for the Year 2000

Year 2000 Compliance

The Year 2000 problem concerns the inability of certain computer hardware and software systems and associated applications to correctly recognize and process dates beyond December 31, 1999. Many computer programs were developed using only six digits to define the date field in their programs. Computer programs that have date-sensitive software may recognize "00" as the year 1900, rather than the year 2000. Due to the nature of financial information, calculations that rely on the integrity of the date field for correct processing of information could be significantly misstated, if corrective action is not taken.

State of Readiness

The Company has implemented a detailed Year 2000 Project Plan, according to the guidelines of the FFIEC, to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company.

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in house and service bureau applications, with the bulk of customer account processing being handled by leading national vendors of data processing services for financial institutions.

Beginning in 1997, the Company initiated communications with vendors of mission critical equipment or services, major funds providers, major borrowers and companies with which it has material investments to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues. In order to minimize the risk of material loss or disruption of the Company's business due to an issue involving date sensitive processing, the Company has required of all of these vendors their written assurances that they are proactively addressing Year 2000 issues within their operations. The Company has also taken advantage of opportunities to test and verify these claims, and continues to participate both directly and indirectly in testing with these servicers and other third party providers.

In addition to its outsourced systems, the Company relies on in house, computer-based financial accounting and mortgage origination systems, electronic mail and other PC based applications. Any software program or application which was not supported by the vendor, or which required an update to achieve Year 2000 capability, has been either upgraded or replaced. Equipment which contains embedded chips or microprocessors has been tested and replaced where necessary.

The Company believes it has effectively addressed the Year 2000 problem and that its Year 2000 transition will not have a material adverse effect on its business, operations or financial results. However, to the extent that the Company relies on third parties and their own efforts to address Year 2000 issues, any changes that are not completed timely or properly could cause unforeseen errors or unpredictable results which could have a material impact on the Company's financial condition and results of operations.

Cost to Address the Company's Year 2000 Issues

The Company's expenses related to Year 2000 issues for 1998 were $60,000 and the Company anticipates the expenses for 1999 to be approximately $525,000 (which includes approximately $175,000 to upgrade non-compliant ATM hardware and approximately $250,000 in consulting services relating to business resumption planning). The Company intends to fund such costs from its current operations.

Risks of Year 2000 Issues

To date, the Company has not identified any internal or third-party system which presents a material risk with respect to Year 2000 compliance or for which a suitable alternative could not be readily implemented. However, the risks posed by the Year 2000 problem are pervasive and worldwide. If regional and national entities, including, for example, utility or telecommunications companies, are affected by Year 2000 computer problems or if economic conditions deteriorate, the Company cannot predict with certainty that it will remain materially unaffected by issues related to the Year 2000 problem which are beyond the Company's control.

The Company has assessed the possibility that there will be an increased need for liquidity to meet the demands of deposit outflow and has developed plans to address this contingency without impairing funding opportunities. If any of the Company's major borrowers fail to achieve Year 2000 compliance and experience a disruption of their own businesses, their ability to meet their obligations to the Company may be seriously impaired. To mitigate credit risk in the case of large borrowers, loan commitments issued by the Company currently include a condition that the borrower confirm its preparedness for any possible Year 2000 problems affecting its business. To date, 100% of all borrowers whose loans exceed $500,000 have been contacted to survey their Year 2000 readiness in order to anticipate any potential exposure.

Contingency Plans

The Company has completed its assessment, renovation, validation and implementation of mission critical applications. To provide further assurance that the Company is prepared to address challenges posed by the Year 2000 problem, Business Resumption Plans have been developed which ensure that the Company has sufficiently planned for unanticipated mission critical system failures at critical production dates before, on and after January 1, 2000. These plans detail alternative processing locations and procedures, identify required source materials and supplies, estimate additional resources of personnel and time needed to complete processing in alternative mode, and provide assurance that the Company can continue to service its customers and business partners in the event of a broad spectrum of possible Year 2000 contingencies.

The discussion above contains certain forward-looking statements concerning the Year 2000 problem and the Company's preparedness for the same. Actual results may differ materially from the Company's expectations due to the uncertainty of circumstances surrounding the Year 2000 problem. The extent, nature and duration of the problem, the effectiveness of the Company's efforts to address contingencies, the Company's ability to repair or replace affected systems and to obtain qualified personnel, consultants or other resources to carry out its contingency plans, cannot be stated with any degree of certainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth herein under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Management of Interest Rate Risk."

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 19, 1999, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of KPMG LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                                No. of Votes For            No. of Votes Withheld
                                                             ----------------------        ------------------------
1.   Election of Directors
           John R. Bransfield, Jr.......................            65,557,124                       2,253,774
           Maureen E. Clancy............................            65,761,328                       2,049,570
           Thomas A. Doherty............................            65,609,317                       2,201,581
           Victor C. McCuaig............................            65,673,700                       2,137,198
           John P. Nicholson............................            65,595,359                       2,215,539

The Directors whose terms continued and the years their terms expire are as follows:

     Continuing Directors                                  Expiration of Term as Director
                                                           ------------------------------
           Joseph L. Mancino............................               2001
           John M. Tsimbinos............................               2001
           James E. Swiggett............................               2001
           Robert G. Freese.............................               2001
           A. Gordon Nutt...............................               2001
           Thomas J. Calabrese, Jr......................               2000
           Spiros J. Voutsinas..........................               2000
           Leonard Genovese.............................               2000
           Dr. Edwin W. Martin, Jr......................               2000
           Richard C. Webel.............................               2000

                                                                                 No. of             No. of
                                                              No. of              Votes              Votes
                                                             Votes For           Against          Abstaining          Non-Vote
                                                           ------------       ------------       ------------       ------------
2. Ratification of certain amendments to the
Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan...      38,960,905          7,134,437          694,908           21,020,648

                                                                                 No. of             No. of
                                                              No. of             Votes               Votes
                                                             Votes For          Against           Abstaining           Non-Vote
                                                           ------------       -----------       --------------       -----------
3. Approval of the Roslyn Bancorp, Inc.
Annual Incentive Plan..................................      61,327,054          4,541,890          775,002            1,166,951

                                                                                 No. of             No. of
                                                              No. of             Votes               Votes
                                                             Votes For          Withheld          Abstaining
                                                           ------------       --------------    ----------------
4. The Amendment to the Roslyn Bancorp, Inc.
Certificate of Incorporation to increase from
100,000,000 to 200,000,000 the number of authorized
shares of Roslyn Bancorp, Inc. Common Stock, par value
$0.01 per share............................................  59,875,708          7,404,664          530,525

                                                                                 No. of             No. of
                                                              No. of              Votes              Votes
                                                             Votes For          Withheld          Abstaining
                                                           -------------     ---------------    ----------------
5. Ratification of the appointment of KPMG LLP as
independent auditors of the Company for the fiscal year
ending December 31, 1999...................................  66,536,485            960,247          314,165

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------
         3.1   Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
         3.2 Certificate of Amendment of Certificate of Incorporation of Roslyn Bancorp, Inc.
         3.3   Second Amended and  Restated Bylaws of Roslyn Bancorp, Inc. (2)
         11.0  Statement re:  Computation of Per Share Earnings
         27.0  Financial Data Schedule

1. Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-10471, filed with the SEC on August 20, 1996.

2. Incorporated by reference into this document from the Exhibits filed with the Form 10-K, and any amendments thereto, Commission File No. 0-28886, filed with the SEC on March 31, 1999.

         (b)   Reports on Form 8-K
               -------------------

               (i) On April 23, 1999, Roslyn filed a Report on Form 8-K regarding its issuance of a press release which reported earnings for the quarter ended March 31, 1999.
               (ii) On May 3, 1999, Roslyn filed a Report on Form 8-K/A to amend the items, financial statements, exhibits or other portions of its Report on 8-K dated February 16, 1999 and filed on February 19, 1999.

                                Exhibit Index
                                -------------

Exhibit No.
-----------

   3.2 Certificate of Amendment of Certificate of Incorporation of Roslyn Bancorp, Inc.
  11.0       Statement re: Computation of Per Share Earnings
  27.0 Financial Data Schedule (submitted only with filing in electronic filing)

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ROSLYN BANCORP, INC.
                                    (Registrant)

Date:         August 12, 1999       By:/s/ Joseph L. Mancino
     ---------------------------       -----------------------------------------
                                           Joseph L. Mancino
                                           Vice Chairman of the Board, President
                                           and Chief Executive Officer

Date:         August 12, 1999       By:/s/Michael P. Puorro
     ---------------------------       -----------------------------------------
                                           Michael P. Puorro
                                           Treasurer and Chief Financial Officer