Form 10-Q
period 1999-09-30
ROSLYN BANCORP INC
filed 1999-11-12
CIK 1020828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999              0-28886
                                                       ----------------------
                                                       Commission File Number

                              ROSLYN BANCORP, INC.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               11-3333218
    -----------------------------------  ------------------------------------
      (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
      Incorporation or Organization)

               1400 Old Northern Boulevard, Roslyn, New York 11576
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 621-6000
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
    -------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act

                          Common Stock, $.01 par value
    -------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act

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

The Registrant had 73,553,903 shares of Common Stock outstanding as of November 8, 1999.

                                    FORM 10-Q
                              ROSLYN BANCORP, INC.
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    Financial Statements - Unaudited:

           Consolidated Statements of Financial Condition at
                September 30, 1999 and December 31, 1998                     1

           Consolidated Statements of Income for the three and nine
                months ended September 30, 1999 and 1998                     2

           Consolidated Statement of Changes in Stockholders' Equity
                for the nine months ended September 30, 1999                 3

           Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1999 and 1998        4

           Notes to Unaudited Consolidated Financial Statements              5

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk       27


PART II - OTHER INFORMATION
---------------------------

ITEM 1.    Legal Proceedings                                                28

ITEM 2.    Changes in Securities and Use of Proceeds                        28

ITEM 3.    Defaults Upon Senior Securities                                  28

ITEM 4.    Submission of Matters to a Vote of Security Holders              28

ITEM 5.    Other Information                                                28

ITEM 6.    Exhibits and Reports on Form 8-K                                 28

           Signature Page                                                   30

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

================================================================================

                              ROSLYN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share amounts)

                                                                                September 30, 1999      December 31, 1998
                                                                               ---------------------   -------------------
                                      ASSETS                                        (Unaudited)
                                      ------
     Cash and cash equivalents:
        Cash and cash items                                                    $             7,883     $            8,403
        Due from banks                                                                      33,774                 47,706
        Money market investments                                                            20,400                 38,079
                                                                               ---------------------   -------------------
                                                                                            62,057                 94,188
     Debt and equity securities, net:
        Held-to-maturity (estimated fair value of $27,148 in 1998)                               -                 26,965
        Available-for-sale                                                                 743,001                795,362
     Mortgage-backed and mortgage related securities, net:
        Held-to-maturity (estimated fair value of $1,268,461 in 1998)                            -              1,250,266
        Available-for-sale                                                               2,994,608              1,795,833
                                                                               ---------------------   -------------------
                                                                                         3,737,609              3,868,426
     Federal Home Loan Bank of New York stock, at cost                                      20,379                 40,029
     Loans held-for-sale, net                                                               69,966                 81,725
     Loans receivable held for investment, net:
        Real estate loans, net                                                           3,622,796              3,527,944
        Consumer loans, net                                                                104,450                 96,005
                                                                               ---------------------   -------------------
                                                                                         3,727,246              3,623,949
        Less allowance for loan losses                                                     (40,192)               (40,207)
                                                                               ---------------------   -------------------
                                                                                         3,687,054              3,583,742
     Banking house and equipment, net                                                       30,665                 32,170
     Accrued interest receivable                                                            43,164                 47,103
     Mortgage servicing rights, net                                                         17,320                 13,779
     Excess of cost over fair value of net assets acquired                                   2,095                  2,449
     Real estate owned, net                                                                  1,056                  1,176
     Deferred tax asset, net                                                                68,637                  5,308
     Other assets                                                                           21,539                 29,624
                                                                               ---------------------   -------------------
           Total assets                                                        $         7,761,541     $        7,799,719
                                                                               =====================   ===================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
     Liabilities:
        Deposits:
           Savings accounts                                                    $           938,325     $          971,138
           Certificates of deposit                                                       2,676,932              2,835,578
           Money market accounts                                                           196,954                120,930
           Demand deposit accounts                                                         289,624                291,336
                                                                               ---------------------   -------------------
              Total deposits                                                             4,101,835              4,218,982
        Official checks outstanding                                                         21,369                 22,472
        Borrowed funds:
           Reverse-repurchase agreements                                                 2,530,658              2,094,319
           Other borrowings                                                                199,974                433,528
        Accrued interest and dividends                                                      31,190                 28,808
        Mortgagors' escrow and security deposits                                            66,486                 72,044
        Accrued taxes payable                                                               31,536                 34,012
        Accrued expenses and other liabilities                                              70,445                 42,188
                                                                               ---------------------   -------------------
           Total liabilities                                                             7,053,493              6,946,353
                                                                               ---------------------   -------------------
     Commitments and contingencies
     Stockholders' equity:
        Preferred stock, $0.01 par value, 10,000,000
         shares authorized; none issued                                                          -                      -
        Common stock, $0.01 par value, 200,000,000
          shares authorized; 79,212,903 and 89,196,513
          shares issued and; 74,608,903 and 76,459,921
          shares outstanding at September 30, 1999 and
          December 31, 1998, respectively                                                      792                    892
        Additional paid-in-capital                                                         482,157                529,012
        Retained earnings - substantially restricted                                       468,537                512,184
        Accumulated other comprehensive (loss)/income:
           Net unrealized (loss)/gain on securities
             available-for-sale, net of tax                                                (72,475)                13,745
        Unallocated common stock held by Employee Stock
             Ownership Plan ("ESOP")                                                       (48,873)               (53,831)
        Unearned common stock held by Stock-Based
          Incentive Plan ("SBIP")                                                          (22,532)               (30,818)
         Common stock held by Supplemental Executive
             Retirement Plan and Trust ("SERP"), at cost                                         -                 (2,158)
        Treasury stock, at cost (4,604,000 and 12,736,592
           shares at September 30, 1999 and
           December 31, 1998, respectively)                                                (99,558)              (115,660)
                                                                               ---------------------   -------------------
            Total stockholders' equity                                                     708,048                853,366
                                                                               ---------------------   -------------------
            Total liabilities and stockholders' equity                         $         7,761,541     $        7,799,719
                                                                               =====================   ===================

    See accompanying notes to unaudited consolidated financial statements.

                              ROSLYN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            For the Three Months Ended               For the Nine Months Ended
                                                                   September 30,                           September 30,
                                                         ----------------------------------      ----------------------------------
                                                              1999                1998                1999                 1998
                                                         --------------      --------------      ---------------      -------------
Interest income:
     Federal funds sold and short-term deposits          $       340         $     277           $    1,366           $    1,228
     Debt and equity securities                               13,309            14,452               37,135               41,462
     Mortgage-backed and mortgage related securities          51,509            55,660              149,697              173,273
     Real estate loans                                        66,161            67,546              196,786              189,812
     Consumer and student loans                                2,095             1,495                6,142                4,151
                                                         --------------      --------------      ---------------      -------------
         Total interest income                               133,414           139,430              391,126              409,926
                                                         --------------      --------------      ---------------      -------------
Interest expense:
     Deposits                                                 43,040            48,304              131,224              144,037
     Borrowed funds                                           36,198            41,333              102,532              114,195
                                                         --------------      --------------      ---------------      -------------
         Total interest expense                               79,238            89,637              233,756              258,232
                                                         --------------      --------------      ---------------      -------------
Net interest income before provision for loan losses          54,176            49,793              157,370              151,694
Provision for loan losses                                          -               400                    -                1,500
                                                         --------------      --------------      ---------------      -------------
Net interest income after provision for loan losses           54,176            49,393              157,370              150,194
                                                         --------------      --------------      ---------------      -------------
Non-interest income:
     Fees and service charges                                  1,703             2,055                4,643                5,573
     Mortgage banking operations                               5,635             3,114               12,362                6,569
     Net gains on securities                                      42             5,225                3,441               13,935
     Other non-interest income                                    31                30                1,096                  498
                                                         --------------      --------------      ---------------      -------------
         Total non-interest income                             7,411            10,424               21,542               26,575
                                                         --------------      --------------      ---------------      -------------
Non-interest expense:
     General and administrative expenses:
         Compensation and employee benefits                   11,158            15,821               33,837               46,006
         Occupancy and equipment                               2,564             2,465                7,369                7,088
         Deposit insurance premiums                              127               132                  424                  298
         Advertising and promotion                               937               895                2,554                3,636
         Other non-interest expenses                           4,367             2,370               12,814                9,828
                                                         --------------      --------------      ---------------      -------------
              Total general and
                administrative expenses                       19,153            21,683               56,998               66,856
     Amortization of excess of cost over
         fair value of net assets acquired                       118               118                  354                  353
     Real estate operations, net                                  60              (233)                (185)                (636)
      Merger related costs                                         -                 -               89,247                    -
      Restructuring charge                                         -                 -                5,903                    -
                                                         --------------      --------------      ---------------      -------------
              Total non-interest expense                      19,331            21,568              152,317               66,573
                                                         --------------      --------------      ---------------      -------------
Income before provision for income taxes and
  extraordinary item                                          42,256            38,249               26,595              110,196
Provision for income taxes                                    14,665            13,356               29,192               39,177
                                                         --------------      --------------      ---------------      -------------
Income/(loss) before extraordinary item                       27,591            24,893               (2,597)              71,019
Extraordinary item, net of tax - Prepayment
  penalty on debt extinguishment                                   -                 -               (4,236)                   -
                                                         --------------      --------------      ---------------      -------------
Net income/(loss)                                        $    27,591         $  24,893           $   (6,833)          $   71,019
                                                         ==============      ==============      ===============      =============
Basic earnings/(loss) per share:
   Income/(loss) before extraordinary item               $      0.38         $    0.34           $   (0.03)           $      0.98
   Extraordinary item, net of tax                                  -                 -               (0.06)                     -
                                                         --------------      --------------      ---------------      -------------
   Net income/(loss) per share                           $      0.38         $    0.34           $   (0.09)           $      0.98
                                                         ==============      ==============      ===============      =============
Diluted earnings/(loss) per share:
   Income/(loss) before extraordinary item               $      0.37         $    0.34           $   (0.03)           $      0.96
   Extraordinary item, net of tax                                  -                 -               (0.06)                     -
                                                         --------------      --------------      ---------------      -------------
   Net income/(loss) per share                           $      0.37         $    0.34           $   (0.09)           $      0.96
                                                         ==============      ==============      ===============      =============

    See accompanying notes to unaudited consolidated financial statements.

                              ROSLYN BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                                             Unallocated
                                                                          Retained          Accumulated         Common
                                                        Additional        Earnings-             Other            Stock
                                          Common         Paid-in-       Substantially       Comprehensive       Held by
                                           Stock          Capital         Restricted        Income (Loss)         ESOP
                                         ----------    -------------   ----------------    ---------------   --------------
Balance at December 31, 1998            $      892    $     529,012   $       512,184     $      13,745     $     (53,831)

Comprehensive loss:
   Net loss                                                                    (6,833)
  Other comprehensive loss,
    net of  tax:
    Unrealized loss on certain
       securities, net of reclassi-
       fication adjustment (1)                                                                  (87,712)
Comprehensive loss (2)

Adjustments to stockholders' equity
    to effect the merger with T R
    Financial Corp.                           (100)        (47,768)                               1,492             3,613
Common stock acquired for options
     exercised
Exercise of stock options and
     related tax benefit                                         62            (8,715)
Allocation of ESOP stock and related
     tax benefit                                                847                                                 1,345
Amortization of SBIP stock awards                                 4              (567)
Cash dividends declared on
    common  stock                                                             (27,532)
Common stock acquired, at cost
                                         -----------   -------------   ----------------    ---------------   ---------------
Balance at September 30, 1999           $      792    $     482,157   $       468,537     $     (72,475)    $     (48,873)
                                         ===========   =============   ================    ===============   ===============

                                           Unearned
                                            Common
                                             Stock             Common           Treasury
                                            Held by         Stock Held by         Stock,
                                              SBIP          SERP, at cost         at cost           Total
                                         --------------   ------------------   --------------   -------------
Balance at December 31, 1998            $    (30,818)    $        (2,158)     $   (115,660)    $   853,366

Comprehensive loss:
   Net loss                                                                                         (6,833)
  Other comprehensive loss,
    net of  tax:
    Unrealized loss on certain
       securities, net of reclassi-
       fication adjustment (1)                                                                     (87,712)
                                                                                                -------------
Comprehensive loss (2)                                                                             (94,545)
                                                                                                -------------
Adjustments to stockholders' equity
    to effect the merger with T R
    Financial Corp.                               52                2,158           56,268          15,715
Common stock acquired for options
     exercised                                                                     (14,667)        (14,667)
Exercise of stock options and
     related tax benefit                                                            14,667           6,014
Allocation of ESOP stock and related
     tax benefit                                                                                     2,192
Amortization of SBIP stock awards              8,234                                                 7,671
Cash dividends declared on
    common  stock                                                                                  (27,532)
Common stock acquired, at cost                                                     (40,166)        (40,166)
                                         --------------   ------------------   --------------   -------------
Balance at September 30, 1999           $    (22,532)    $             -      $    (99,558)    $   708,048
                                         ==============   ==================   ==============   =============


(1) Disclosure of reclassification adjustment, net of tax, for the nine months ended September 30, 1999:

Net unrealized depreciation arising during the period                           $    (85,720)
Less:  Reclassification adjustment for net gains included in net loss                  1,992
                                                                                -------------
Net unrealized loss on securities                                               $    (87,712)
                                                                                =============

(2)  Disclosure of comprehensive income at September 30, 1998:

Net income for the nine months ended September 30, 1998                         $     71,019
Other comprehensive loss, net of tax:
    Unrealized loss on securities, net of reclassification adjustment                (15,452)
                                                                                -------------
Comprehensive income for the nine months ended September 30, 1998               $     55,567
                                                                                ==============

     See accompanying notes to unaudited consolidated financial statements.

                              ROSLYN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                               ----------------------------------------------
                                                                                      1999                       1998
                                                                               -------------------      ---------------------
Cash flows from operating activities:
Net (loss) income                                                               $       (6,833)           $       71,019
Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
      Provision for loan losses                                                              -                     1,500
      Recovery of other real estate owned losses                                          (300)                     (700)
      Originated mortgage servicing rights, net of
       amortization and valuation adjustment                                            (3,541)                   (2,063)
      Amortization of excess of cost over fair value
       of net assets acquired                                                              354                       353
      Depreciation and amortization                                                      2,446                     2,808
      Amortization of premiums in excess of (less than)
       accretion of discounts                                                            2,004                    (4,393)
      ESOP and SBIP expense, net                                                         8,684                    12,591
      Originations and purchases of loans held-for-sale,
       net of sales and securitizations                                                 25,332                   (64,877)
      Gains on sales of loans                                                          (13,879)                   (2,559)
      Net gains on securities                                                           (3,441)                  (13,935)
      Net gains on sales of real estate owned                                               (9)                     (275)
      Merger related costs and restructuring charges                                    54,197                         -
      Income taxes deferred and tax benefits
       attributable to stock plans                                                       5,530                     8,517
      Changes in assets and liabilities:
            Decrease (increase) in accrued interest receivable                           3,939                    (2,812)
            Decrease (increase) in other assets                                         14,658                    (8,003)
            Decrease in official checks outstanding                                     (1,103)                   (7,354)
            Increase in accrued interest and dividends                                   2,382                     5,425
            (Decrease) increase in accrued taxes payable                                (2,476)                    3,828
            (Decrease) increase in accrued expenses and other liabilities              (27,395)                    5,008
            Net decrease in unearned income                                             (1,133)                   (2,220)
            Increase in other, net                                                         505                       323
                                                                               -------------------     ---------------------
                  Net cash provided by operating activities                             59,921                     2,181
                                                                               -------------------     ---------------------
Cash flows from investing activities:
      Proceeds from calls and repayments of debt and mortgage-backed and mortgage related securities held-to-maturity and
         redemption of FHLB Capital Stock                                               19,650                   421,225
      Proceeds from sales and repayments of debt, equity, mortgage-backed
         and mortgage related securities available-for-sale                          2,008,156                 1,770,331
      Purchases of securities held-to-maturity and FHLB Capital Stock                        -                  (423,756)
      Purchases of debt, equity, mortgage-backed and mortgage related
         securities available-for-sale                                              (2,027,217)               (1,576,779)
      Loan originations and purchases, net of principal repayments                    (102,173)                 (644,238)
      Proceeds from sales of loans held for investment                                       -                    82,096
      Purchases of banking house and equipment, net                                       (941)                   (2,685)
      Proceeds from sales of other real estate owned                                       729                     1,894
                                                                               -------------------     ---------------------
                  Net cash used in investing activities                               (101,796)                 (371,912)
                                                                               -------------------     ---------------------
Cash flows from financing activities:
      Increase (decrease) in demand deposit, money market and savings
         accounts                                                                       41,499                     (53,049)
      (Decrease) increase in certificates of deposit                                  (158,646)                     95,954
      Increase in borrowed funds                                                       202,785                     397,267
      (Decrease) increase in mortgagors' escrow and security deposits                   (5,558)                     24,302
      Net cash (used in) proceeds from exercise of stock options                       (10,288)                      1,082
      Cash dividends paid on common stock                                              (27,532)                    (19,327)
      Cost to repurchase common stock                                                  (40,166)                    (63,406)
      Proceeds from reissuance of treasury stock                                         7,650                           -
                                                                               -------------------      --------------------
                  Net cash provided by financing activities                              9,744                     382,823
                                                                               -------------------      --------------------
      Net (decrease) increase in cash and cash equivalents                             (32,131)                     13,092
      Cash and cash equivalents at beginning of period                                  94,188                      40,673
                                                                               -------------------      --------------------
      Cash and cash equivalents at end of period                                $       62,057            $         53,765
                                                                               ===================      ====================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and borrowed funds                                   $      238,706            $        196,934
                                                                               ===================      ====================
      Income taxes                                                              $       26,992            $         12,736
                                                                               ===================      ====================
Non-cash investing activities:
      Additions to real estate owned, net                                       $          300            $          1,210
                                                                               ===================      ====================
      Transfer of securities from held-to-maturity to available-for-sale,
         at amortized cost                                                      $    1,269,280            $              -
                                                                               ===================      ====================

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

2.   ACQUISITION OF T R FINANCIAL CORP.

On February 16, 1999, a merger between T R Financial Corp., a Delaware company, and the Company was completed with the Company as the surviving corporation. The transaction was treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. As part of the Merger on February 16, 1999, T R Financial Corp.'s wholly-owned subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, was merged into the Bank.

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

3.   EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended September 30, 1999 and 1998, compensation expense attributable to the Bank's ESOP was approximately $493,000 and $2.4 million, respectively. For the nine months ended September 30, 1999 and 1998, such expense was $1.4 million and $7.6 million, respectively. ESOP expense for the three and nine months ended September 30, 1998, includes compensation expense attributable to T R Financial Corp.'s ESOP of $1.9 million and $5.8 million, respectively. Concurrent with the Merger and pursuant to the terms of the T R Financial Corp. ESOP, the T R Financial Corp. ESOP loan of approximately $4.5 million was satisfied on March 30, 1999, through the sale of approximately 244,000 shares of Roslyn Bancorp Inc.'s common stock. The remaining shares held by the T R Financial Corp. ESOP trustee were released for allocation to the former T R Financial Corp. employees. Included in the merger related costs incurred during the nine months ended September 30, 1999 was $24.6 million relating to the allocation of the shares to the former employees of T R Financial Corp. This transaction represents a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering.

4.   STOCK-BASED INCENTIVE PLAN

During the nine months ended September 30, 1999, the Company granted stock awards of 46,000 shares, with prices ranging from $17.31 to $20.69 per share, and 31,633 shares were forfeited. During the nine months ended September 30, 1999, plan participants vested in 406,259 shares. The total outstanding unvested stock awards amounted to 858,974 shares at September 30, 1999. Upon the achievement of certain defined performance targets, 85,057 of the aforementioned shares will vest. For the three months ended September 30, 1999 and 1998, compensation expense attributable to the Incentive Plan was $2.3 million and $1.8 million, respectively. For the nine months ended September 30, 1999 and 1998, such expense was approximately $4.7 million and $5.1 million, respectively. Compensation expense attributable to the Incentive Plan for the three and nine months ended September 30, 1998 includes Incentive Plan expense attributable to T R Financial Corp. of $0 and $51,000, respectively.

During the nine months ended September 30, 1999, the Company granted stock options to purchase 76,000 shares of the Company's common stock, with exercise prices ranging from $17.31 to $18.00 per share. Additionally, 179,929 options were forfeited and 786,019 options were exercised. The total number of outstanding stock options at September 30, 1999 was 6,876,541 with exercise prices ranging from $2.20 to $27.88 and a weighted average price of $15.44. During the nine months ended September 30, 1999, plan participants vested in 4,573,525 stock options, including the vesting of stock options to purchase shares of T R Financial Corp.'s common stock that were exchanged for options to purchase the Company's common stock in accordance with the terms of the merger agreement.

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

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years beginning after June 15, 2000. SFAS No.'s 133 and 137 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 133.

6.   RECENT DEVELOPMENTS

On November 5, 1999, the Company completed the purchase of approximately $18.0 million of deposits from The Dime Savings Bank of Williamsburgh.

On October 4, 1999, the Company announced the appointment of Thomas M. Sullivan to President and Chief Executive Officer of Roslyn National Mortgage Corporation, a subsidiary of The Roslyn Savings Bank. The Board also announced the appointment of Richard S. Loeffler to Executive Vice President and Chief Operating Officer of Roslyn National Mortgage Corporation. The Company anticipates that the costs associated with the management reorganization at Roslyn National Mortgage Corporation will be approximately $325,000, which will be recognized in the fourth quarter of 1999.

On September 7, 1999, the Company announced that its Board of Directors authorized the institution of a stock repurchase program allowing for the repurchase of 3.7 million shares. Through November 8, 1999, the Company has repurchased 3.4 million shares under this repurchase program at a weighted average price of $17.81 per share. In addition, on October 27, 1999, the Company announced that its Board of Directors approved the Company's new stock repurchase plan upon completion of the program announced on September 7, 1999. The plan authorizes the purchase of up to 5% of its common stock outstanding, or
3.7 million shares.

On August 23, 1999, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.135 per common share. The dividend was paid on September 13, 1999 to shareholders of record as of September 1, 1999.

7.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES

The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities of the Company at September 30, 1999 and December 31, 1998, respectively.

                                                                         September 30, 1999                 December 31, 1998
                                                                ---------------------------------    -------------------------------

                                                                                     Estimated                            Estimated
                                                                   Amortized            Fair             Amortized           Fair
                                                                      Cost             Value                Cost            Value
                                                                ---------------   ---------------    ---------------   -------------

                                                                                           (In thousands)
Available-for-sale:
   Debt securities:
      United States Government - direct and
         guaranteed                                              $      73,206     $      74,495      $     187,250     $   191,669
      United States Government agencies                                283,665           269,088            154,353         154,986
      State, county and municipal                                        5,041             5,159                  -               -
      Industrial, financial corporation and other                            -                 -              3,003           3,123
                                                                ---------------   ---------------    ---------------   -------------

         Total debt securities                                         361,912           348,742            344,606         349,778
                                                                ---------------   ---------------    ---------------   -------------

   Equity securities:
      Preferred and common stock                                       227,893           217,024            268,860         284,679
      Trust preferreds                                                 176,706           161,588            147,131         144,727
      Other                                                             14,916            15,647             14,883          16,178
                                                                ---------------   ---------------    ---------------   -------------

         Total equity securities                                       419,515           394,259            430,874         445,584
                                                                ---------------   ---------------    ---------------   -------------


   Mortgage-backed and mortgage related securities, net:
      FNMA pass-through securities                                     168,252           166,286              3,135           3,142
      GNMA pass-through securities                                     670,108           660,404            202,288         204,325
      FHLMC pass-through securities                                    182,205           185,416              3,431           3,451
      GNMA adjustable rate mortgage
         pass-through securities                                       250,863           253,330            352,245         356,650
      FNMA adjustable rate mortgage pass-through
           securities                                                   43,778            43,595                  -               -
      Whole loan private collateralized mortgage
           obligations                                                 570,464           561,638            674,727         675,659
      Agency collateralized mortgage obligations                     1,195,855         1,123,939            553,917         552,606
                                                                ---------------   ---------------    ---------------   -------------

         Total mortgage-backed and mortgage
                 related securities, net                             3,081,525         2,994,608          1,789,743       1,795,833
                                                                ---------------   ---------------    ---------------   -------------
         Total securities available-for-sale                     $   3,862,952     $   3,737,609      $   2,565,223     $ 2,591,195
                                                                ===============   ===============    ===============   =============


Held-to-maturity, net:
   Debt securities:
      Public utility                                             $           -     $           -      $         800     $       796
      State, county and municipal                                            -                 -              5,551           5,809
      Industrial, financial corporation and other                            -                 -             20,614          20,543
                                                                ---------------   ---------------    ---------------   -------------

         Total debt securities                                               -                 -             26,965          27,148
                                                                ---------------   ---------------    ---------------   -------------


   Mortgaged-backed and mortgage related securities, net:
      FNMA pass-through securities                                           -                 -             67,500          68,082
      GNMA pass-through securities                                           -                 -          1,045,918       1,060,676
      FHLMC pass-through securities                                          -                 -             65,864          68,245
      Whole loan private collateralized mortgage
        obligations                                                          -                 -             68,071          68,416
      Agency collateralized mortgage obligations                             -                 -              2,913           3,042
                                                                ---------------   ---------------    ---------------   -------------

         Total mortgage-backed and mortgage
                related securities, net                                      -                 -          1,250,266       1,268,461
                                                                ---------------   ---------------    ---------------   -------------

         Total securities held-to-maturity                       $           -     $           -      $   1,277,231     $ 1,295,609
                                                                ===============   ===============    ===============   =============


8.   LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 1999 and December 31, 1998, consist of the following:


                                                                    September 30,          December 31,
                                                                        1999                   1998
                                                                -------------------     -----------------
                                                                              (In thousands)
Loans held-for-sale, net:
      One- to four-family loans, net                              $         68,663       $        79,991
      Student loans                                                          1,303                 1,734
                                                                    ---------------        --------------
          Loans held-for-sale, net                                $         69,966       $        81,725
                                                                    ===============        ==============

Loans receivable held for investment:
  Real estate loans:
      One- to four-family                                         $      2,788,627       $     2,730,004
      Multi-family                                                          91,071                84,575
      Home equity and second mortgage                                      133,730               114,915
      Commercial real estate                                               483,566               484,260
      Construction and development                                         109,783               101,545
                                                                    ---------------        --------------
           Total real estate loans                                       3,606,777             3,515,299

      Less:
             Net unamortized discount and deferred income                  (3,490)                (4,601)
             Net deferred loan origination costs                           19,509                 17,246
                                                                    ---------------        --------------
                           Total real estate loans, net                 3,622,796              3,527,944

Consumer loans, net:
     Consumer                                                              18,282                 16,219
     Automobile leases, net                                                86,168                 79,786
                                                                    ---------------        --------------
            Total consumer loans, net                                     104,450                 96,005
     Less allowance for loan losses                                       (40,192)               (40,207)
                                                                    ---------------        --------------
           Loans receivable held for investment, net              $     3,687,054         $    3,583,742
                                                                    ===============        ==============

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


                                                          At September 30,      At December 31,
                                                               1999                  1998
                                                         ------------------    -----------------
                                                                     (In thousands)
Non-performing loans:
      One- to four-family                                $         14,090      $         15,662
      Commercial real estate                                        1,809                 2,775
      Home equity                                                      78                   120
      Consumer loans                                                   99                    96
      Automobile leases                                                24                     -
                                                         -----------------     -----------------
            Total non-accrual loans                                16,100                18,653
Loans contractually past due 90 days or
      more, and still accruing                                      4,258                 3,421
                                                         -----------------     -----------------
            Total non-performing loans (1)                         20,358                22,074
Real estate owned, net (2)                                          1,056                 1,176
                                                         -----------------     -----------------
            Total non-performing assets                  $         21,414      $         23,250
                                                         =================     =================

Allowance for loan losses as a percent of loans (3)                  1.08%                 1.11%

Allowance for loan losses as a percent of total
  non-performing loans                                             197.44%               182.15%

Non-performing loans as a percent of loans (3)                       0.55%                 0.61%

Non-performing assets as a percent of total assets                   0.28%                 0.30%



(1) Revised to conform T R Financial Corp.'s non-performing policy to Roslyn's policy.
(2)  REO balances are shown net of related loss allowances.
(3) Loans include loans receivable held for investment, net, excluding the allowance for loan losses.

Loans in arrears 90 days or more were as follows at:

                                                  Amount            % of Loans
                                          (Dollars in thousands)
                 September 30, 1999              $18,002               0.48%
                                                 =======               =====
                 December 31, 1998               $20,649               0.57%
                                                 =======               =====
                 December 31, 1997               $18,264               0.60%
                                                 =======               =====

The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time (normally six months) was $1.1 million and $909,000 at September 30, 1999 and December 31, 1998, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $86,000 and $76,000 during the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank and its subsidiaries (the "Bank"), a New York State chartered stock savings bank. In addition, RBI Holdings, Inc., a Delaware Corporation, is a wholly-owned subsidiary of Roslyn Bancorp, Inc. which was incorporated on March 18, 1999, initially for the purpose of engaging in a mortgage brokerage joint venture. While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual to stock conversion which occurred on January 10, 1997.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

Total assets at September 30, 1999 were $7.76 billion, a decrease of $38.2 million, or 0.49%, from $7.80 billion at December 31, 1998, primarily due to decreases in the debt and equity and mortgage-backed and mortgage related securities portfolios, partially offset by an increase in the loans held for investment portfolio. Real estate loans held for investment, net of unearned income, increased $94.9 million, to $3.62 billion at September 30, 1999, compared to $3.53 billion at December 31, 1998. The increase in real estate loans held for investment, net of unearned income, is primarily due to increased originations of medium-term adjustable rate one-to-four family mortgage loans of which a significant portion has been retained by the Bank. Debt and equity securities available-for-sale and held-to-maturity decreased $79.3 million, or 9.6%, from $822.3 million at December 31, 1998, to $743.0 million at September 30, 1999. The decrease in debt and equity securities is primarily due to management's strategy of selling certain U.S. Government Bonds and common stock held by the former T R Financial Corp. and replacing them with higher yielding agency mortgage-backed securities and real estate loans. Agency mortgage-backed securities and real estate loans provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns. The mortgage-backed and mortgage related securities portfolio decreased $51.5 million, or 1.7%, from $3.05 billion at December 31, 1998, to $2.99 billion at September 30, 1999. The decrease in mortgage-backed and mortgage related securities reflects management's strategy of repositioning the balance sheet, by utilizing cash flows generated from mortgage-backed and mortgage related securities, to assist in the Company's financial liability restructuring program of prepaying certain high cost borrowings during favorable market conditions.

Total liabilities at September 30, 1999 were $7.05 billion, a increase of $107.1 million, or 1.5%, from $6.95 billion at December 31, 1998. The overall increase in total liabilities was principally due to a $202.8 million increase in borrowed funds from $2.53 billion at December 31, 1998 to $2.73 billion at September 30, 1999. The increase in borrowed funds was partially offset by a decrease in total deposits. Total deposits decreased $117.1 million, or 2.8%, from $4.22 billion at December 31, 1998 to $4.10 billion at September 30, 1999. The decrease in total deposits resulted from management's continuing strategy of increasing core deposits and decreasing its portfolio of high-cost time deposits.

Total stockholders' equity decreased $145.4 million to $708.0 million at September 30, 1999 from $853.4 million at December 31, 1998. The decrease was primarily due to dividends paid of $27.5 million for the nine months ended September 30, 1999, a $86.2 million decrease in net unrealized gain on securities available-for-sale, net of tax, and the loss of $6.8 million for the nine months ended September 30, 1999. The net loss for the nine months ended September 30, 1999, primarily resulted from the merger related costs associated with the acquisition of T R Financial Corp. of $79.2 million net of tax, and the restructuring charge in connection with the early retirement program for employees totaling $3.4 million, net of tax. Partially offsetting the decreases were the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 1999 and 1998, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans.


                                                                                Three Months Ended September 30,
                                                   -----------------------------------------------------------------------------
                                                                      1999                                   1998
                                                   ---------------------------------------- ------------------------------------
                                                                                   Average                             Average
                                                     Average                        Yield/    Average                   Yield/
                                                     Balance       Interest          Cost     Balance      Interest      Cost
                                                   -----------    -----------    ---------- -----------   ----------  ----------
                                                                                (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits...  $    26,500   $       340         5.13 % $    19,524   $      277      5.68 %
   Debt and equity securities, net..............      778,609        13,309         6.84       935,324       14,452      6.18
   Mortgage-backed and mortgage
     related securities, net....................    3,084,553        51,509         6.68     3,261,502       55,660      6.83
   Real estate loans, net.......................    3,611,692        66,161         7.33     3,519,897       67,546      7.68
   Consumer loans, net..........................      111,311         2,095         7.53        79,446        1,495      7.53
                                                   -----------    ----------                -----------   ----------
          Total interest-earning assets.........    7,612,665       133,414         7.01     7,815,693      139,430      7.14
                                                                  ----------                              ----------
Non-interest-earning assets.....................      107,721                                  212,203
                                                   -----------                              -----------

Total assets....................................  $ 7,720,386                              $ 8,027,896
                                                   ===========                              ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts........................  $   189,034         1,853         3.92   $    88,394          743      3.36
   Savings accounts.............................    1,010,711         5,289         2.09     1,050,566        6,856      2.61
   Super NOW and NOW accounts...................      149,790           759         2.03       158,210        1,108      2.80
   Certificates of deposit......................    2,725,765        35,139         5.16     2,820,397       39,597      5.62
                                                   -----------    ----------                -----------   ----------
          Total deposits........................    4,075,300        43,040         4.22     4,117,567       48,304      4.69
   Borrowed funds...............................    2,625,959        36,198         5.51     2,816,293       41,333      5.87
                                                   -----------    ----------                -----------   ----------
          Total interest-bearing liabilities....    6,701,259        79,238         4.73     6,933,860       89,637      5.17
                                                                  ----------                              ----------
Non-interest-bearing liabilities................      264,418                                  245,084
                                                   -----------                              -----------
Total liabilities...............................    6,965,677                                7,178,944
Stockholders' equity............................      754,709                                  848,952
                                                   -----------                              -----------

Total liabilities and stockholders' equity......  $ 7,720,386                              $ 8,027,896
                                                   ===========                              ===========

Net interest income/interest rate spread........                $    54,176         2.28 %               $   49,793      1.97 %
                                                                  ==========    =========                 =========    =======

Net interest margin.............................                                    2.85 %                               2.55 %
                                                                                =========                             ========

Ratio of interest-earning assets to
  interest-bearing liabilities..................                                  113.60 %                             112.72 %
                                                                                =========                             ========

                                                                      Nine Months Ended September 30,
                                                  --------------------------------------------------------------------------
                                                                  1999                                   1998
                                                  -------------------------------------  -----------------------------------
                                                                              Average                               Average
                                                    Average                    Yield/      Average                   Yield/
                                                    Balance      Interest       Cost       Balance      Interest      Cost
                                                  -----------   ----------  -----------  -----------    ---------  ---------
                                                                             (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits... $    37,699   $   1,366       4.83 %   $    29,880    $   1,228      5.48 %
   Debt and equity securities, net..............     743,394      37,135       6.66         906,094       41,462      6.10
   Mortgage-backed and mortgage
     related securities, net....................   3,061,783     149,697       6.52       3,318,700      173,273      6.96
   Real estate loans, net.......................   3,548,117     196,786       7.39       3,268,021      189,812      7.74
   Consumer loans, net..........................     108,364       6,142       7.56          73,870        4,151      7.49
                                                  -----------   --------                -----------     --------
          Total interest-earning assets.........   7,499,357     391,126       6.95       7,596,565      409,926      7.19
                                                                ---------                               ---------
Non-interest-earning assets.....................     151,846                                208,460
                                                  -----------                            -----------

Total assets.................................... $ 7,651,203                           $  7,805,025
                                                  ===========                            ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts........................ $   157,737       4,452       3.76    $     73,085        1,580      2.88
   Savings accounts.............................     993,607      16,927       2.27       1,084,359       22,256      2.74
   Super NOW and NOW accounts...................     151,775       2,486       2.18         161,077        3,581      2.96
   Certificates of deposit......................   2,831,295     107,359       5.06       2,779,195      116,620      5.59
                                                  -----------   ---------                -----------    ---------
          Total deposits........................   4,134,414     131,224       4.23       4,097,716      144,037      4.69
   Borrowed funds...............................   2,486,957     102,532       5.50       2,619,297      114,195      5.81
                                                  -----------   ---------                -----------    ---------
          Total interest-bearing liabilities....   6,621,371     233,756       4.71       6,717,013      258,232      5.13
                                                                ---------                               ---------
Non-interest-bearing liabilities................     232,212                                233,975
                                                  -----------                            -----------
Total liabilities...............................   6,853,583                              6,950,988
Stockholders' equity............................     797,620                                854,037
                                                  -----------                            -----------

Total liabilities and stockholders' equity...... $ 7,651,203                            $ 7,805,025
                                                  ===========                            ===========

Net interest income/interest rate spread........               $ 157,370       2.24 %                  $ 151,694      2.06 %
                                                                =========   ========                    ========   ========


Net interest margin.............................                               2.80 %                                 2.66 %
                                                                            ========                               ========

Ratio of interest-earning assets to
  interest-bearing liabilities..................                             113.26 %                               113.09 %
                                                                            ========                               ========

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

General

The Company reported net income of $27.6 million, or basic and diluted earnings per share of $0.38 and $0.37, respectively, for the quarter ended September 30, 1999, as compared to $24.9 million, or basic and diluted earnings per share of $0.34 for the comparable prior year period.

The operating results for the three months ended September 30, 1998 and for the nine months ended September 30, 1999 and 1998 include the operating results of T R Financial Corp., which was acquired by the Company on February 16, 1999 and accounted for as a pooling-of-interests transaction.

Interest Income

Interest income for the quarter ended September 30, 1999 decreased $6.0 million, or 4.3%, to $133.4 million, from $139.4 million for the quarter ended September 30, 1998. The decrease in interest income is primarily due to a decrease in the average yield on total interest-earning assets from 7.14% for the quarter ended September 30, 1998 to 7.01% for the comparable 1999 quarter. Average interest-earning assets for the quarter ended September 30, 1999 decreased $203.0 million, or 2.6%, to $7.61 billion, as compared to $7.82 billion in the comparable 1998 quarter. The decrease is primarily due to a decrease of $176.9 million and $156.7 million in average mortgage-backed and mortgage related securities, net, and average debt and equity securities, net, respectively. These decreases were partially offset by a $91.8 million increase in average real estate loans, net, and a $31.9 million increase in average consumer loans, net.

Interest income on real estate loans, net, decreased $1.3 million, to $66.2 million for the three months ended September 30, 1999, from $67.5 million for the same period in 1998. The decrease in interest income on real estate loans, net, was the result of a decrease in the average yield on real estate loans, net, to 7.33% for the quarter ended September 30, 1999 from 7.68% for the comparable quarter in 1998, partially offset by an increase in the average balance on real estate loans, net, of $91.8 million. The decrease in the average yield on real estate loans, net, was primarily the result of prepayments, refinancing activity and the recent increase in the origination of lower yielding medium-term adjustable rate one- to four-family loans. The increase in the average balance of real estate loans, net, reflects the Company's continued emphasis on the origination of primarily one- to four-family residential real estate loans. Interest income on consumer loans, net increased $600,000, to $2.1 million for the three months ended September 30, 1999, from $1.5 million for the same period in 1998. The increase was a result of the growth in the average balance of consumer loans outstanding.

Interest income on mortgage-backed and mortgage related securities, net, decreased $4.2 million, or 7.5%, to $51.5 million for the three months ended September 30, 1999, from $55.7 million for the same period in 1998. The decrease was partially the result of the reduction in the average balance of mortgage-backed and mortgage related securities due to management's strategy of repositioning the balance sheet, by utilizing cash flows generated from mortgage-backed and mortgage related securities, to assist in the Company's financial liability restructuring and increase its investments in whole loan assets. The decrease was also due to a 15 basis point decline in the average yield on mortgage-backed and mortgage related securities from 6.83% for the three months ended September 30, 1998 to 6.68% for the same period in 1999. Interest income on debt and equity securities, net, decreased $1.2 million, or 7.9%, to $13.3 million for the three months ended September 30, 1999, from $14.5 million for the same period in 1998. This decrease was the result of a decline in the average balance of debt and equity securities, net, offset by a 66 basis point increase in the average yield, from 6.18% for the three months ended September 30, 1998 to 6.84% for the same period in 1999 due to the sale of certain low yielding U.S. Government bonds and common stocks held by the former T R Financial Corp. during the first quarter of 1999 and due to the sale of approximately $28.4 million of equity securities during the current quarter. These lower yielding investments were replaced with higher yielding agency mortgage-backed securities and whole loans.

Interest Expense

Interest expense for the three months ended September 30, 1999 was $79.2 million, compared to $89.6 million for the three months ended September 30, 1998, a decrease of $10.4 million, or 11.6%. The decrease in interest expense is related to a 44 basis point decline in the average cost of interest-bearing liabilities and a $232.6 million, or 3.4%, decrease in the average balance of interest-bearing liabilities from $6.93 billion for the quarter ended September 30, 1998 to $6.70 billion for the quarter ended September 30, 1999. This decrease reflects a $190.3 million decrease in the average balance of borrowed funds and a $42.3 million decrease in the average balance of interest-bearing deposits for the quarter ended September 30, 1999, as compared to the prior year quarter.

The decrease in average total deposits resulted from management's continuing focus on increasing lower-cost core deposits and decreasing its portfolio of high-cost time deposits. The lower average cost of deposits of 4.22% for the quarter ended September 30, 1999, as compared to 4.69% for the comparable 1998 quarter, coupled with lower average deposit balances, resulted in a decrease of $5.3 million in interest expense on deposits for the quarter ended September 30, 1999, as compared to the same quarter in 1998.

The average balance of borrowed funds decreased $190.3 million from $2.82 billion for the three months ended September 30, 1998 to $2.63 billion for the three months ended September 30, 1999. This decrease, coupled with a 36 basis point decrease in the average cost of borrowed funds, resulted in a $5.1 million decrease in interest expense on borrowed funds from $41.3 million for the quarter ended September 30, 1998 to $36.2 million for the quarter ended September 30, 1999. The decrease in borrowings is reflective of the Company's strategy of prepaying certain high cost borrowings during favorable market conditions.

Net Interest Income

Net interest income before provision for loan losses was $54.2 million for the three months ended September 30, 1999, as compared to $49.8 million for the three months ended September 30, 1998, an increase of $4.4 million, or 8.8%. The increase was attributable to increases in the net interest rate spread and margin for the quarter ended September 30, 1999, to 2.28% and 2.85%, respectively, from 1.97% and 2.55%, respectively, for the prior year quarter. The increase in these ratios is primarily reflective of the Company's balance sheet repositioning and a decline in certificates of deposits in the current interest rate environment, coupled with an overall increase in core deposit accounts.

Provision for Loan Losses

The Company had no provision for loan losses for the three months ended September 30, 1999, as compared to $400,000 for the three months ended September 30, 1998. The lack of a provision for loan losses for the three months ended September 30, 1999, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At September 30, 1999 and December 31, 1998 the allowance for loan losses amounted to $40.2 million, and the ratio of such allowance to total non-performing loans was 197.44% at September 30, 1999, as compared to 182.15% at December 31, 1998, respectively.

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

Between December 31, 1998 and September 30, 1999, the loan portfolio increased slightly from $3.71 billion to $3.80 billion. At those dates, one- to four-family residential first mortgage loans were $2.86 billion and $2.81 billion, respectively, or 75.2% and 75.8%, respectively, of loans, net of unearned income. The relatively riskier multi-family, commercial real estate, construction and development, and home equity and second mortgage loans aggregated $818.2 million and $785.3 million, respectively, at those dates, or 21.5% and 21.2%, respectively, of loans, net of unearned income. Consumer and student loans and automobile leases, net amounted to $105.8 million, or 2.8%, and $97.7 million, or 2.6%, of loans, net of unearned income at September 30, 1999 and December 31, 1998, respectively. Non-performing loans at those dates were $20.4 million and $22.1 million, respectively, of which $1.8 million and $2.8 million, respectively, were commercial real estate loans. The allowance for loan losses as a percent of loans was 1.08% and 1.11%, respectively, at those dates.

The quantitative information cited in the above paragraph indicates a continuing trend over the last several years: (1) a dramatic increase in absolute dollars, and significant increase in relative dollars, in the relatively less risky one- to four-family residential first mortgage loans; (2) a steady increase in absolute dollars, and significant decrease in relative dollars, in the relatively riskier loans (as previously defined); and (3) a decrease in absolute dollars in non-performing loans. The application of the Company's formalized process for assessing the adequacy of the allowance for loan losses to the loan portfolio, undergoing the changes cited during the last several years, has resulted in a relatively flat absolute dollar level of the allowance for loan losses. Management continues to believe the Company's reported allowance for loan losses is both appropriate in the circumstances and adequate to provide for estimated losses inherent in the loan portfolio.

Non-Interest Income

Non-interest income decreased $3.0 million, or 28.9%, to $7.4 million for the quarter ended September 30, 1999, as compared to $10.4 million for the same period in the prior year. The decrease was primarily the result of a $5.2 million decrease in net gains on sales of securities. The decrease in net gains on sales of securities reflects management's continuing strategy of repositioning the balance sheet by restructuring the securities portfolio through the sale of $28.4 million of equity securities and $154.1 million of low yielding mortgage-backed securities, resulting in a $8.5 million gain on the sale of equity securities and a $8.4 million loss on sale of the mortgage-backed securities. Offsetting this decrease is a $2.5 million increase in income from mortgage banking operations. This increase is primarily due to loan sales coupled with the Bank's securitization program.

Non-Interest Expense

Non-interest expense totaled $19.3 million for the quarter ended September 30, 1999, as compared to $21.6 million for the quarter ended September 30, 1998. General and administrative expenses decreased $2.5 million, or 11.7%, to $19.2 million for the quarter ended September 30, 1999 from $21.7 million for the corresponding 1998 quarter. The decrease primarily reflects cost savings achieved in connection with the acquisition of T R Financial Corp., principally relating to reductions in compensation and certain employee benefit plan expenses and the elimination of other redundant charges. Partially offsetting the decrease in operating expenses was additional commission and other compensation costs associated with loan originations, and, to a lesser extent, increases in office occupancy expense and other non-interest expenses.

Income Taxes

Total income tax expense increased $1.3 million, from $13.4 million recorded during the quarter ended September 30, 1998, to $14.7 million during the quarter ended September 30, 1999. The increase is primarily attributable to the increase in income before income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

General

The Company reported a net loss of $6.8 million for the nine month period ended September 30, 1999, or basic and diluted loss per share of $0.09, as compared to net income of $71.0 million, or basic and diluted earnings per share of $0.98 and $0.96, respectively for the corresponding period in 1998.

The nine months ended September 30, 1999 includes $79.2 million, net of tax, of merger related costs associated with the acquisition and $3.4 million, net of tax, of restructuring charges relating to the January 1999 early retirement program. Additionally, an extraordinary item of $4.2 million, net of tax, was incurred during the nine months ended September 30, 1999, related to prepayment penalties incurred in recasting the Company's borrowed fund position. The Company incurred these penalties in order to take advantage of favorable market conditions, while increasing spreads and reducing its exposure to interest rate risk, and thus restructure its securities and borrowed funds position.

Interest Income

Interest income amounted to $391.1 million for the nine months ended September 30, 1999, representing a decrease of $18.8 million, or 4.6%, from the same period in 1998. This decrease was attributable to a decrease in average interest-earning assets to $7.50 billion for the nine months ended September 30, 1999, from $7.60 billion for the nine months ended September 30, 1998. The decline in average interest-earning assets was primarily attributable to a decrease in average mortgage-backed and mortgage related securities, net, of $256.9 million and a decrease in debt and equity securities, net, of $162.7 million, partially offset by a $280.1 million increase in average real estate loans, net.

Interest income on real estate loans increased $7.0 million, or 3.7%, to $196.8 million for the nine months ended September 30, 1999, from $189.8 million for the same period in 1998. The increase was a result of the growth in the average balance of loans outstanding primarily due to management's continued emphasis on originations of one-to four-family loans. The increase in interest income for the nine months ended September 30, 1999, as compared to the same period in 1998, was offset by a 35 basis point decrease in the average yield on real estate loans, net, from 7.74% for the nine months ended September 30, 1998 to 7.39% for the same period in 1999. The decline in the yield was principally due to the concentration of low yielding one-to four-family real estate loans within the loan portfolio mix.

Interest income on consumer and student loans increased $1.9 million, or 48.0%, to $6.1 million for the nine months ended September 30, 1999, from $4.2 million for the same period in 1998. The increase was a result of the growth in the average balance of consumer and student loans outstanding and the increase in the average yield on consumer and student loans from 7.49% for the nine months ended September 30, 1998 to 7.56% for the same period in 1999.

Interest income on mortgage-backed and mortgage related securities decreased $23.6 million, or 13.6%, to $149.7 million for the nine months ended September 30, 1999 from $173.3 million for the same period in 1998. The decrease was a result of a $256.9. million reduction in the average balance of mortgage-backed and mortgage related securities from $3.32 billion for the nine months ended September 30, 1998 to $3.06 billion for the nine months ended September 30, 1999, due to management's strategy of repositioning the balance sheet to assist in the Company's financial liability restructuring. The decrease was also due to a 44 basis point decline in the average yield on mortgage-backed and mortgage related securities from 6.96% for the nine months ended September 30, 1998 to 6.52% for the same period in 1999. Interest income on debt and equity securities, net, decreased $4.4 million, or 10.4%, to $37.1 million for the nine months ended September 30, 1999 from $41.5 million for the same period in 1998. The decrease was the result of a decline in the average balance of debt and equity securities, net, offset by a 56 basis point increase in the average yield on debt and equity securities, net, from 6.10% for the nine months ended September 30, 1998 to 6.66% for the same period in 1999.

Interest Expense

Interest expense for the nine months ended September 30, 1999 was $233.8 million, compared to $258.2 million for the nine months ended September 30, 1998, a decrease of $24.4 million, or 9.5%. The decrease in interest expense is related to a $95.6 million, or 1.4%, decrease in the average balance of interest-bearing liabilities from $6.72 billion for the nine months ended September 30, 1998 to $6.62 billion for the same period in 1999. This decrease reflects a $132.3 million decrease in the average balance of borrowed funds offset by a $36.7 million increase in the average balance of interest-bearing deposits for the nine months ended September 30, 1999, as compared to the same period in 1998.

The increase in interest-bearing deposits is primarily due to an increase in the average balance of money market and certificates of deposit accounts by introducing new deposit products and the growth in recent de-novo branches. The effect of the higher average deposit balance was partially offset by a 46 basis point decrease in the average cost of deposits from 4.69% for the nine months ended September 30, 1998, to 4.23% for the corresponding 1999 period which resulted in a decrease of $12.8 million in interest expense on deposits for the nine months ended September 30, 1999 as compared to the same period in 1998.

The average balance of borrowed funds decreased $132.3 million, from $2.62 billion for the nine months ended September 30, 1998 to $2.49 billion for the nine months ended September 30, 1999. This decrease, coupled with a 31 basis point decrease in the average cost of borrowings, resulted in a $11.7 million decrease in interest expense on borrowed funds, from $114.2 million for the nine months ended September 30, 1998 to $102.5 million for the nine months ended September 30, 1999. The decrease in borrowings, is part of the Company's wholesale leveraging strategy.

Net Interest Income

Net interest income before provision for loan losses was $157.4 million for the nine months ended September 30, 1999 as compared to $151.7 million for the nine months ended September 30, 1998, an increase of $5.7 million, or 3.7%. The net interest spread and margin for the nine months ended September 30, 1999 increased to 2.24% and 2.80%, respectively, from 2.06% and 2.66%, respectively, for the prior year period due to the decrease in both the average balances and rates paid on interest-bearing liabilities and interest-earning assets. Additionally, the increase in these ratios is primarily reflective of the Company's balance sheet repositioning and a decline in deposit costs as certificates of deposits renewed in the current interest rate environment.

Provision for Loan Losses

The Company had no provision for loan losses for the nine months ended September 30, 1999 as compared to a provision of $1.5 million for the nine months ended September 30, 1998. The lack of a provision for loan losses for the nine months ended September 30, 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans.

Non-Interest Income

Non-interest income decreased $5.1 million, or 18.9%, to $21.5 million for the nine months ended September 30, 1999 as compared to $26.6 million for the same period in the prior year. The decrease was primarily the result of a $10.5 million decrease in net gains on sales of securities and a $930,000 decrease in fees and service charges. These decreases were partially offset by a $5.8 million increase in mortgage banking operations for the nine month period ending September 30, 1999 as compared to the 1998 comparable period. The decrease in net gains on securities was due to management's investment strategy of periodically recognizing profits from its available-for-sale securities portfolio during favorable market conditions. The increase in mortgage banking operations income, which includes gains from the sale of loans, was primarily due to an increased level of loan production, favorable market conditions in the secondary market and the recently enacted loan securitization program. Included in other non-interest income for the nine months ended September 30, 1999 is a $936,000 gain on the sale of an excess operating facility.

Non-Interest Expense

Non-interest expense totaled $152.3 million for the nine months ended September 30, 1999 as compared to $66.6 million for the nine months ended September 30, 1998, an increase of $85.7 million, or 128.8%. The increase in non-interest expense was primarily attributable to merger related costs associated with the acquisition of T R Financial Corp. totaling $89.2 million and a restructuring charge in connection with an early retirement program for employees totaling $5.9 million during the first quarter of 1999. The aforementioned merger related costs were comprised of $16.9 million of transaction costs, $39.9 million of severance and other compensation costs, $24.6 million of ESOP amortization costs and $7.8 million of costs associated with combining operations.

General and administrative expenses decreased $9.9 million, or 14.7%, to $57.0 million for the nine months ended September 30, 1999 from $66.9 million for the 1998 corresponding nine months. The decrease primarily reflects cost savings achieved in connection with the acquisition of T R Financial Corp., principally relating to reductions in compensation and certain employee benefit plan expenses and the elimination of other redundant charges. The decrease in general and administrative expenses also reflects a decrease in advertising and promotion expense for the 1999 nine month period of $1.1 million due to the consolidation of advertising campaigns between the former T R Financial Corp. and Roslyn Bancorp, Inc. After giving effect to the reduction in expenses relating to the merger, compensation and employee benefits increased slightly due to the costs associated with additional commission and other compensation costs associated with the increased volume of loan originations, and to a lesser extent, due to an increase in office and occupancy expense.

Income Taxes

Total income tax expense decreased $10.0 million, from $39.2 million recorded during the nine months ended September 30, 1998 to $29.2 million during the nine months ended September 30, 1999. The decrease is primarily attributable to the decrease in income before income taxes and the effect of the merger related costs and other restructuring charges.

Liquidity and Capital Resources

The primary investing activities of the Company are the origination of both one- to four-family and commercial real estate loans and the purchase of mortgage-backed and mortgage related and debt and equity securities. Purchases of mortgage-backed and mortgage related and debt and equity securities totaled $2.03 billion and $2.00 billion during the nine months ended September 30, 1999 and 1998, respectively. The Bank's primary sources of funds are deposits, reverse-repurchase agreements and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities. Proceeds from the sales of securities available-for-sale and loans held for sale are also sources of funding. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition and are therefore less predictable.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements. At September 30, 1999 and December 31, 1998, the Company had $2.53 billion and $2.09 billion in reverse-repurchase agreements outstanding.

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

Currently, the Company has utilized the following strategies to manage interest rate risk: (1) selling substantially all fixed rate mortgage loans to the secondary market without recourse; and (2) investing in adjustable rate mortgage loans and shorter-term mortgage-backed and mortgage related securities which may generally bear lower yields as compared to longer-term investments, but which better position the Company for increases in market interest rates. In recent years, the Company has attempted to shorten the maturities of its interest-earning assets by increasing its investment in shorter-term investments to better match the maturities of its deposit accounts, in particular its certificates of deposits that mature in one year or less, which, at September 30, 1999, totaled $2.12 billion, or 31.6%, of total interest-bearing liabilities. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer-term fixed-rate investments and whole loans. However, management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability. Additionally, there has been no material change in the composition of the Company's assets, deposit liabilities and wholesale funds from June 30, 1999 to September 30, 1999.


Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 1999, the Company's one-year gap position was negative 13.45%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. The Company's September 30, 1999 cumulative one-year gap position reflects the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at September 30, 1999 were classified within the one-year maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $1.48 billion, representing a positive cumulative one-year gap position of 19.02%. The available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 1999, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 6.00% to 18.00% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 10.00% and 28.00% annually. Savings accounts were assumed to decay at 21.00%, 5.00%, 5.00%, 5.00%, 5.00% and 59.00%, Super
NOW and NOW accounts and money market accounts were assumed to decay at 20.00%, 5.00%, 5.00%, 5.00%, 5.00% and 60.00%, for the periods of up to one year, one to two years, two to three years, three to four years, four to five years, and over five years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in this table are $355.6 million of callable securities at their estimated fair value, classified according to their maturity dates, which are within the over five years maturity category. Of such securities, $198.9 million are callable with in one year and the remaining in over five years. Also included in this table are $1.26 billion of callable borrowings, classified according to their maturity dates, which are primarily due within two to four years. Of such borrowings, $966.3 million are callable within one year and at various times thereafter.

                                                                        At September 30, 1999
                                    ----------------------------------------------------------------------------------------------
                                                      One           Two          Three        Four          Over
                                        Up to        to Two      to Three       to Four      to Five        Five
                                      One Year       Years         Years         Years        Years         Years        Total
                                    ------------   -----------   ----------   ----------   ----------    -----------   -----------
                                                                        (Dollars in thousands)
Interest-earning assets (1):
   Federal funds sold              $     20,400   $         -   $        -   $        -   $        -    $         -   $    20,400
   Debt and equity
     securities, net (2)                 33,662        42,068        1,691        1,024            -        684,935       763,380
   Mortgage-backed and
     mortgage related
     securities, net (2)              1,203,801       754,324      394,998      178,557       89,339        373,589     2,994,608
   Real estate loans,
     net (3) (4)                        870,091       343,801      365,510      312,340      291,062      1,492,678     3,675,482
   Consumer loans,
     net (3) (4)                         43,464        29,950       31,074          389          178            575       105,630
                                    ------------   -----------   ----------   ----------   ----------    -----------   -----------
        Total interest-earning
          assets                      2,171,418     1,170,143      793,273      492,310      380,579      2,551,777     7,559,500
                                    ------------   -----------   ----------   ----------   ----------    -----------   -----------

Interest-bearing liabilities:
   Money market accounts                 39,391         9,848        9,848        9,848        9,848        118,171       196,954
   Savings accounts                     197,048        46,916       46,916       46,916       46,916        553,613       938,325
   Super NOW and NOW
     accounts                            29,152         7,288        7,288        7,288        7,288         87,454       145,758
   Certificates of deposit            2,115,031       290,704      144,981       32,129       68,742         25,345     2,676,932
   Borrowed funds                       834,873       709,881      472,100      393,300      100,000        220,478     2,730,632
                                    ------------   -----------   ----------   ----------   ----------    -----------   -----------
        Total interest-bearing
           liabilities                3,215,495     1,064,637      681,133      489,481      232,794      1,005,061     6,688,601
                                    ------------   -----------   ----------   ----------   ----------    -----------   -----------
   Interest sensitivity
     gap (5)                       $ (1,044,077)  $   105,506   $  112,140   $    2,829   $  147,785    $ 1,546,716   $   870,899
                                    ============   ===========   ==========   ==========   ==========    ===========   ===========
   Cumulative interest
     sensitivity gap               $ (1,044,077)  $  (938,571)  $ (826,431)  $ (823,602)  $ (675,817)   $   870,899
                                    ============   ===========   ==========   ==========   ==========    ===========
   Cumulative interest
     sensitivity gap as a
     percentage of total assets          (13.45)  %    (12.09)  %   (10.65)  %   (10.61)  %    (8.71)   %     11.22  %
   Cumulative net interest-
     earning assets as a
     percentage of cumulative
     interest-bearing liabilities         67.53   %     78.07   %    83.34   %    84.89   %    88.11    %    113.02  %

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Debt and equity and mortgage-backed and mortgage related securities, net are shown at their respective carrying values. Included in debt and equity securities, net is FHLB stock.
(3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
(4)  Loans held-for-sale, net, are included in the "Up to One Year" category.
(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department ("NYSBD"), the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of September 30, 1999 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-1 risk-based capital ratio and total-risk based capital ratio were 8.63%, 18.67% and 19.79%, respectively at September 30, 1999.

Pending Legislation

Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

The President is expected to sign the legislation into law in the very near future.

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

State of Readiness

The Company has implemented a detailed Year 2000 Project Plan, according to the guidelines of the Federal Financial Institutions Examination Council ("FFIEC"), to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company.

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in house and service bureau applications, with the bulk of customer account processing being handled by leading national vendors of data processing services for financial institutions.

Beginning in 1997, the Company initiated communications with vendors of mission critical equipment or services, major funds providers, major borrowers and companies with which it has material investments to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues. In order to minimize the risk of material loss or disruption of the Company's business due to an issue involving date sensitive processing, the Company has required of all of these vendors their written assurances that they are proactively addressing Year 2000 issues within their operations. The Company has also taken advantage of opportunities to test and verify these claims, and continues to participate both directly and indirectly in testing with these servicers and other third party providers. The Company has tested and verified these claims where appropriate. As of this date, all mission critical functions have produced positive results from their Y2K testing efforts, either directly or by proxy testing.

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

Cost to Address the Company's Year 2000 Issues

The Company's expenses related to Year 2000 issues for 1998 were $60,000 and the Company anticipates the expenses for 1999 to be approximately $525,000 (which includes approximately $175,000 to upgrade non-compliant ATM hardware and approximately $250,000 in consulting services relating to business resumption planning and approximately $100,000 for upgrades of other applications). Of the charges anticipated for 1999, to date $315,000 has been expensed for product upgrades and consulting services. Approximately $25,000 more will be expensed prior to year end, for a total of $340,000. The ATM hardware was replaced with new, compliant equipment, which will be depreciated over the course of its useful life.

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

Contingency Plans

The Company has completed its assessment, renovation, validation and implementation of mission critical applications. To provide further assurance that the Company is prepared to address challenges posed by the Year 2000 problem, Business Resumption Plans have been developed which ensure that the Company has sufficiently planned for unanticipated mission critical system failures at critical production dates before, on and after January 1, 2000. These plans provide detailed instructions for alternative processing methodologies, including: specific procedures for manual processing of customer transactions; alternative methods of transmitting or conveying transaction data to the host system; required source materials and supplies, including hard copies of trial balances and reports, paper, printers, batteries and calculators; additional resources of personnel and projections of additional time needed to complete processing in alternative mode; viable sources for personnel and other key resources. These plans provide assurance that the Company can continue to service its customers and business partners in the event of a broad spectrum of possible Year 2000 contingencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Not applicable

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits
                 --------
         3.1     Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
         3.2 Certificate of Amendment of Certificate of Incorporation of Roslyn Bancorp, Inc. (2)
         3.3     Second Amended and Restated Bylaws of Roslyn Bancorp, Inc. (3)
        11.0     Statement re: Computation of Per Share Earnings
        27.0     Financial Data Schedule

                 1. Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto. Registration No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.

                 2. Incorporated by reference into this document from the Exhibits filed with the Form 10-Q for the quarterly period ended June 30, 1999, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.


                 3. Incorporated by reference into this document from the Exhibits filed with the Form 10-K, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on March 31, 1999.

        (b)      Reports on Form 8-K
                 -------------------
                 None

                                  Exhibit Index
                                  -------------
Exhibit No.
-----------

    11.0                Statement re: Computation of Per Share Earnings
    27.0 Financial Data Schedule (submitted only with filing in electronic filing)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROSLYN BANCORP, INC.
                                     (Registrant)



Date:  November 12, 1999             By:  /S/ Joseph L. Mancino
                                        ----------------------------------------
                                              Joseph L. Mancino
                                              Vice Chairman of the Board,
                                              President and Chief Executive
                                              Officer



Date:  November 12, 1999             By:  /S/ Michael P. Puorro
                                        ----------------------------------------
                                              Michael P. Puorro
                                              Treasurer and Chief Financial
                                              Officer