Form 10-K
period 1999-12-31
ROSLYN BANCORP INC
filed 2000-03-30
CIK 1020828

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1999

                                    0-28886
                            Commission File Number

                             ROSLYN BANCORP, INC.
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                  Delaware                         11-3333218
             --------------------            ---------------------
              (State or Other                     (I.R.S. Employer
             Jurisdiction of                  Identification No.)
             Incorporation or
             Organization)


             1400 Old Northern Boulevard, Roslyn, New York  11576
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

As of March 14, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,069,159,437. This figure is based on the closing price on the NASDAQ National Market for a share of the registrant's common stock on March 14, 2000 which was $15.5625 as reported in the Wall Street Journal on March 15, 2000.

The Registrant had 68,701,008 shares of Common Stock outstanding as of March 14, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                           Page
                                                                            No.
                                                                          ------
PART I

  Item 1.   Business..................................................       4

  Item 2.   Properties................................................      49

  Item 3.   Legal Proceedings.........................................      54

  Item 4.   Submission of Matters to a Vote of Security Holders.......      54

PART II

  Item 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................      54

  Item 6.   Selected Financial Data...................................      54

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................      54

  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.     54

  Item 8.   Financial Statements and Supplementary Data...............      54

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................      54


PART III

  Item 10.  Directors and Executive Officers of the Company...........      55

  Item 11.  Executive Compensation....................................      55

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management............................................      55

  Item 13.  Certain Relationships and Related Transactions............      55


PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.......................................      55

SIGNATURES............................................................      58

                                     PART I


Item 1. Business.
-----------------

     General

     Roslyn Bancorp, Inc. and subsidiaries (also referred to as the Company or Registrant) was incorporated under Delaware law on July 26, 1996. On January 10, 1997, the Registrant acquired The Roslyn Savings Bank and subsidiaries (the
Bank), Roslyn, New York, as part of the Bank's conversion from the mutual to stock form of organization (the Conversion). On January 10, 1997, Roslyn Bancorp, Inc. issued an aggregate of 43,642,459 shares of its common stock, par value $0.01 per share (Common Stock), of which 42,371,359 shares were issued in a subscription offering and 1,271,100 shares were issued to The Roslyn Savings Foundation (the Foundation), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $410.7 million of net conversion proceeds, of which $205.3 million was utilized for the acquisition of 100% of the outstanding stock of the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision
(OTS) and the Securities and Exchange Commission (SEC). At December 31, 1999, the Company had consolidated total assets of $7.73 billion, deposits of $4.05 billion and stockholders' equity of $637.7 million. Currently, the Company's activities consist solely of managing the Bank and investing the portion of net conversion proceeds retained by the Company. The Bank is a community-oriented stock savings bank which was originally chartered by the State of New York in 1875. The following discussion addresses the operations of the Bank and its subsidiaries.

     After the close of business on February 16, 1999, T R Financial Corp., a Delaware company, merged with and into the Company and T R Financial Corp.'s subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, merged with and into the Bank (the Merger). All subsidiaries of Roosevelt Savings Bank became subsidiaries of the Bank. The acquisition was accounted for as a pooling-of-interests, and accordingly, all historical financial information for the Company has been restated to include T R Financial Corp.'s historical information for the earliest period presented. Previously reported balances of T R Financial Corp. have been reclassified to conform to the Company's presentation and restated to give effect to the Merger. When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

     Pursuant to the merger agreement, each share of T R Financial Corp. common stock was converted into the Company's common stock at a fixed exchange ratio of
2.05. As a result, 17,347,768 shares of T R Financial Corp. common stock were exchanged for 35,528,785 shares of Roslyn common stock and a total of 1,746,880 T R Financial Stock Options were converted into options to purchase a maximum of 3,581,103 shares of the Company's common stock at an exercise price ranging from $2.20 to $17.32 depending on the exercise price of the underlying T R Financial stock option. Additionally under the agreement, five former officers and directors of T R Financial Corp. have joined the Boards of Directors of the Company and the Bank.

     In connection with the aforementioned acquisition of T R Financial Corp., the Company incurred $89.2 million of merger related costs. The nature of the merger-related charges for the year ended December 31, 1999 is detailed below (in thousands).


               Merger-related charges:
               Transactions costs                        $  16,917
               Severance and other compensation costs       39,927
               T R Financial Corp. ESOP termination         24,626
               Other costs to combine operations             7,777
                                                         ---------
                                                         $  89,247
                                                         =========


     At December 31, 1999, $16.0 million of such costs, primarily relating to the T R Financial Corp. ESOP, remains outstanding.

     In August 1995, the Bank completed its acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI), including its loan servicing portfolio, through its wholly owned mortgage banking subsidiary, Roslyn National Mortgage Corp. (RNMC)(formerly Residential First, Inc. (RFI)).

     The Bank's principal business consists of accepting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, mortgage-backed and mortgage related securities, and various debt and equity securities. The Bank also invests in multi-family, construction and development, home equity, second mortgage, consumer and student loans. It is the Bank's strategy to generally sell, on a servicing retained basis, a portion of longer-term fixed-rate and adjustable-rate one- to four-family loans as a method of managing its interest rate risk and increasing its loan servicing fee income. However, the Bank currently retains for its portfolio investment certain adjustable-rate one- to four-family loans and fixed-rate one- to four-family mortgage loans with terms up to 15 years plus loans originated by RNMC which have interest rates of 8% or more. The Bank's revenues are derived principally from the interest income generated by its investment securities, mortgage, consumer and commercial loans and from gains on loan sales and loan servicing fees. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities, and proceeds from the sale of loans and securities.

     The Bank's mortgage banking subsidiary, RNMC, conducts mortgage banking activities consisting of the origination, sale and servicing of one- to four-family loans secured by properties in the Bank's primary lending area, as well as through RNMC's mortgage origination offices located in New York, New Jersey, Alabama, Tennessee, Delaware, Pennsylvania, Virginia and Maryland. In addition, RNMC has established wholesale relationships with mortgage brokers along the eastern United States. Also, RNMC maintains correspondent relationships with other lenders from whom RNMC will purchase loans. Currently, all of the Bank's origination of one- to four-family loans is conducted through RNMC, which originates loans on behalf of the Bank as well as for various other investors and financial institutions.

     In addition to RNMC, the Bank maintains various subsidiaries, which were incorporated in New York, to either (a) maintain ownership of specific real estate properties the Bank has taken ownership over as a result of foreclosure or in connection with its lending activities (b) operate as a real estate investment trust (REIT); or (c) offer annuity, mutual fund and insurance products. The Bank previously offered savings bank life insurance through its Savings Bank Life Insurance
(SBLI) department prior to its dissolution on December 31, 1999. The Company, in addition to the Bank, maintains various subsidiaries incorporated in New York and Vermont to either (a) operate as a joint venture partner in a mortgage-banking company; or (b) offer mortgage-related insurance products.

Market Area and Competition

     The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 1999, the Bank operated 25 full-service banking offices in Kings, Queens, Nassau and Suffolk Counties in New York. The Bank's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located in Kings, Queens, Nassau and Suffolk Counties, which the Bank generally considers to be its primary market area. The Bank's primary lending area has also historically been concentrated in the New York City metropolitan area. However, with the establishment of RNMC in August 1995, the Bank's primary lending area with regards to one- to four-family loans was broadened to include the areas surrounding RNMC's mortgage origination offices.

     The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service entities. Additionally, the Counties of Queens, Nassau and Suffolk have historically benefited from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. During the late 1980's and early 1990's, however, due in part to the effects of a prolonged period of weakness in the national economy, the decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan area experienced reduced levels of employment. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area has performed well during the last several years. The residential real estate market in the New York City metropolitan area has been favorably impacted by the increased demand for housing, low unemployment levels and, for most of 1999, a relatively stable interest rate environment.

     The Bank faces significant competition in its primary market area both in attracting deposits and in originating loans. The New York City metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and, in some cases, a national presence. This competition arises from commercial banks, savings banks, mortgage banking companies, mortgage brokers, credit unions and other providers of financial services, many of which are significantly larger than the Bank and, therefore, have greater financial and marketing resources than those of the Bank.

Lending Activities

     Loan Portfolio Composition. The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations. The interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences and commercial real estate properties located in its primary lending areaIncluded first mortgage loans secured by one- to four-family residences is approximately $178.2 million of purchased loans.

     The following table sets forth the composition of the Bank's loan portfolio, including loans held-for-sale, in dollar amounts and in percentages of the respective gross loan portfolios at the dates indicated:

                                                                        At December 31,
                                    ---------------------------------------------------------------------------------------
                                             1999                            1998                             1997
                                    ---------------------           ----------------------            ---------------------
                                                 Percent                           Percent                          Percent
                                                    of                               of                               of
                                     Amount       Total             Amount          Total              Amount        Total
                                    -------      -------            -------       --------             -------      -------
                                                                     (Dollars in thousands)
Real estate loans:
 One- to four-family              $2,964,835       76.14 %       $  2,809,995        76.09 %      $   2,313,417       75.66 %
 Multi-family                         89,161        2.29               84,575         2.29               71,525        2.34
 Commercial real estate              489,504       12.57              484,260        13.11              462,087       15.11
 Construction and development        107,781        2.77              101,545         2.75               70,818        2.32
 Home equity and
  second mortgage                    139,191        3.57              114,915         3.11               59,274        1.94
Consumer (1)                          21,947        0.56               16,219         0.44               11,496        0.38
Student                                1,788        0.05                1,734         0.05                3,027        0.10
Automobile lease, net                 79,804        2.05               79,786         2.16               65,887        2.15
                                ------------      ------         -------------      ------         ------------      ------
 Gross loans                       3,894,011      100.00 %          3,693,029       100.00 %          3,057,531      100.00 %
                                                  ======                            ======                           ======

Less:
 Unamortized discounts,
  deferred loan (costs)/
  fees and deferred
  mortgage interest, net             (17,303)                         (12,645)                            1,032
 Allowance for loan losses            40,155                           40,207                            38,946
                                 ------------                      -----------                       -----------
  Total loans, net                 3,871,159                        3,665,467                         3,017,553

Less:
 Loans held-for-sale, net:            61,064                           79,991                            13,987
 One- to four-family                   1,788                            1,734                             3,027
 Student                        ------------                      -----------                       -----------
 Loan receivable held for       $  3,808,307                      $ 3,583,742                       $ 3,000,539
  investment, net               ============                      ===========                       ===========



                                                                           At December 31,
                                                      ---------------------------------------------------------
                                                                1996                             1995
                                                      -----------------------          ------------------------
                                                                      Percent                           Percent
                                                                        of                                of
                                                        Amount         Total            Amount           Total
                                                        ------        -------          --------        --------
                                                                         (Dollars in thousands)
Real estate loans:
 One-to four-family                                 $  1,615,377       71.83 %       $  1,303,831        71.09 %
 Multi-family                                             70,900        3.15               60,098         3.28
 Commercial real estate                                  378,978       16.85              340,924        18.59
 Construction and development                             49,805        2.22               46,808         2.55
 Home equity and
  second mortgage                                         33,992        1.51               20,924         1.14
Consumer (1)                                               8,953        0.40               10,162         0.56
Student                                                    4,225        0.19                4,988         0.27
Automobile lease, net                                     86,527        3.85               46,285         2.52
                                                    ------------      ------          -----------       ======
  Gross loans                                          2,248,757      100.00 %          1,834,020       100.00 %
                                                                      ======                            ======
Less:
 Unamortized discounts,
  deferred loan (costs)/
  fees and deferred
  mortgage interest, net                                   6,231                            4,679
 Allowance for loan losses                                37,690                           36,617
                                                     -----------                      -----------
  Total loans, net                                     2,204,836                        1,792,724

Less:
 Loans held-for-sale, net:
 One- to four-family                                      12,558                           15,278
 Student                                                   4,225                            4,902
 Loan receivable held for                           ------------                      -----------
  investment, net                                   $  2,188,053                      $ 1,772,544
                                                    ============                      ============

---------------------
(1) Consumer loans originated consist of private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans. Private banking was originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan product.

     Loan Originations. The Bank's mortgage banking subsidiary, RNMC, originates loans through its loan personnel at its branch offices and through referrals from local real estate agents, attorneys and builders. While the Bank continues to directly originate all commercial real estate, multi-family, construction and development, home equity, second mortgage, consumer and student loans, since early 1999, all one- to four-family loan origination activity has been conducted through RNMC. RNMC's commissioned loan officers operate in the Bank's full-service banking offices as well as through RNMC's mortgage origination offices.

     All loans originated by the Bank, or by RNMC on behalf of the Bank, are underwritten pursuant to the Bank's loan underwriting policies and procedures. The Bank originates both adjustable-rate and fixed-rate one- to four-family loans, multi-family loans, commercial real estate loans, home equity and second mortgage loans, construction and development loans, consumer loans and student loans. The Bank places emphasis on the origination and retention of one- to four-family loans and commercial real estate loans to selected real estate developers operating within the Bank's primary market area. During 1998 and 1999, the Bank emphasized the sale of one- to four-family loans to the secondary market. The Bank's and RNMC's ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

     During 1999, the Bank did not purchase any residential whole loans from unaffiliated originators. The Bank discontinued its loan purchase program during early 1998 since the Bank's mortgage company's loan production reached an appropriate level to meet the Bank's portfolio needs. It is not anticipated that the Company will resume this program in the near future.

     Loan Sales, Servicing and Mortgage Banking Activities. Prior to the establishment of RNMC, the Bank's loan sale, purchase and servicing activities were primarily conducted directly by the Bank. During 1999, all of the Bank's mortgage banking operations were conducted through RNMC with the exception of the servicing of one- to four-family loans originated by the Bank prior to the establishment of RNMC, which are being serviced directly by a third party provider (Cenlar) on behalf of the Bank. RNMC was formed in conjunction with the Bank's August 1995 acquisition of certain assets and liabilities, including the loan servicing portfolio, of Residential Mortgage Banking, Inc. (RMBI), a mortgage banking firm then operating in the New York Counties of Nassau, Suffolk, Queens and Albany and the New Jersey Counties of Morris and Monmouth. RNMC's activities are directed by its executive officers and overseen by the Bank.

     RNMC originates one- to four-family loans through commissioned loan personnel and through referrals from real estate brokers, builders, developers and other sources. RNMC also utilizes a network of approved mortgage brokers and loan correspondents to originate mortgage loans. As a mortgage banking company, RNMC originates one- to four-family loans for sale to the Bank, as well as a variety of other investors, including financial institutions and securities brokerage firms. RNMC also originates loans for sale directly to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) based upon loan terms and underwriting criteria provided to RNMC by such agencies. RNMC delivers loan products to investors in the form of whole loans and in the form of mortgage-backed securities issued by FNMA and FHLMC, which it receives in exchange for the sale of whole loans to such agencies. RNMC's one- to four-family loan production is not dedicated to the Bank as RNMC offers a variety of competing loan products to customers pursuant to loan programs that are pre-approved by other potential loan investors. Accordingly, the Bank competes with RNMC's other investors for the purchase of one- to four-family loans and mortgage-backed securities on the basis of rates and terms. Based upon an ongoing best execution analysis, RNMC sells loans on a servicing retained or a servicing released basis. The Bank may revise its policy as to the types of loans it will originate for investment through RNMC based upon an analysis of the current and anticipated market interest rates and other market conditions. It is currently the strategy of the Bank to retain for its portfolio investment certain adjustable-rate one- to four-family loans and fixed-rate one- to four-family mortgage loans with terms of up to 15 years plus loans originated by RNMC which have interest rates of 8% or more. For the year ended December 31, 1999, RNMC originated $1.39 billion of loans and mortgage-backed securities of which $841.9 million were purchased by the Bank for its loan and mortgage-backed securities portfolio. RNMC currently does not offer commercial real estate, multi-family, construction and development, home equity, second mortgage or consumer loans.

     The primary funding source for the loans originated by RNMC is provided by the Bank through a $190.0 million revolving line of credit. The borrowings on the line of credit are immediately paid down by RNMC upon the sale of loans. At December 31, 1999, $147.1 million of this revolving line of credit was outstanding. From time to time, RNMC will pledge mortgage loans to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." The notes are repaid as the related mortgage loans are sold or collected. At December 31, 1999 there were no outstanding borrowings under this line of credit.

     RNMC's mortgage banking revenues generally consist of loan origination fees, interest income earned on mortgages during the period they are held-for-sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of any loan servicing.

     Between the time RNMC issues loan commitments and the time such loans, or the securities into which the loans are converted, are sold, RNMC is exposed to movements in the market price due to changes in market interest rates. RNMC attempts to manage this risk by utilizing forward cash sales to FNMA, FHLMC and other approved investors or agencies and forward sales of mortgage-backed securities to securities brokers and dealers, other financial institutions and private investors (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, RNMC attempts to cover between 75% and 105% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments RNMC will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates as to closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan originations and purchases and management's estimates can expose the Bank and RNMC to losses. If RNMC is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, RNMC may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. While the aforementioned activity is managed continually, there can be no assurance that RNMC will be successful in its efforts to eliminate the risk of interest rate fluctuation between the time of the loans origination or purchase commitments are issued and the ultimate sale of the loans.

     Currently, the Bank services all of its construction and development, multi-family, home equity, second mortgage, consumer and student loans, and a portion of its commercial real estate loans. The remaining portion of commercial real estate loans and all one- to four-family loans are serviced by a third party service provider on behalf of the Bank. The same third party service provider services all loans RNMC originates on behalf of the Bank as well as for all conforming loans sold to other investors. All newly originated FHA and VA loans are sold, on a servicing-released basis, as are other selected loans sold to private institutional investors. In addition, in connection with the Bank's acquisition of certain liabilities and assets from RMBI, the Bank acquired the servicing rights of $623.0 million of loans sold by RMBI. At December 31, 1999, RNMC's loan servicing portfolio totaled $1.31 billion, primarily consisting of conforming fixed-rate loans. Excluding RNMC, the Bank's loan servicing portfolio totaled $97.3 million as of December 31, 1999 and primarily consisted of one- to four-family, commercial real estate and construction and development loans. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. During 1999, RNMC utilized a third party subservicer, to service all loans. Cenlar receives an annual flat fee per loan and a portion of the ancillary fee income collected. RNMC and the Bank recognizes servicing fee income in excess of servicing fees paid to Cenlar, a portion of the ancillary fee income and retains the use of the escrow balances. During the year ended December 31, 1999, the Bank, through RNMC, sold without recourse, approximately $815.9 million of whole loans with loan servicing retained.

     The following table shows the maturity of the Bank's loan portfolio at December 31, 1999. Loans held-for-sale are included in the within one year maturity category. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $750.2 million, for the year ended December 31, 1999.


                                                                                    At December 31, 1999
                                                            ---------------------------------------------------------------------
                                                                                       Real Estate Loans
                                                            ---------------------------------------------------------------------
                                                                                                                          Home
                                                               One- to                 Commercial     Construction     Equity and
                                                                Four-       Multi-        Real            and            Second
                                                               Family       Family       Estate       Development       Mortgage
                                                            -----------   --------   ------------   --------------   ------------
                                                                                            (In thousands)
Amounts due:

 Within one year                                             $   1,467     $  2,096     $  11,898       $  47,026      $     402
                                                             ---------     --------     ---------       ---------      ---------

 After one year:

   More than one year to three years                            12,196          294         22,951         58,550          5,172

   More than three years to five
    years                                                       85,580          398         50,142          1,638          8,896

   More than five years to 10 years                            425,429       65,001        285,399            567         61,580

   More than 10 years to 20 years                              893,583       18,179        113,996              -          6,959

   More than 20 years                                        1,546,580        3,193          5,118              -         56,182
                                                            ----------     --------     ----------      ---------      ---------
   Total due after December 31, 2000                         2,963,368       87,065        477,606         60,755        138,789
                                                            ----------     --------     ----------      ---------      ---------

   Total amount due                                         $2,964,835     $ 89,161     $  489,504      $ 107,781      $ 139,191
                                                            ==========     ========     ==========      =========      =========

   Less:
    Unamortized discounts,
      deferred loan (costs)/ fees
      and deferred mortgage
      interest, net
     Allowance for loan losses

      Total loans, net
   Less:
     Loans held-for-sale, net:
     One- to four-family
     Student

     Loan receivable held for
       investment, net

                                                                   At December 31, 1999
                                                -------------------------------------------------------
                                                                            Automobile      Total Loans
                                                    Consumer     Student      Leases         Receivable
                                                   -----------   --------   ------------   --------------
                                                                         (In thousands)
Amounts due:

 Within one year                                  $    1,145    $   1,788      $   3,735      $   69,557
                                                  ----------    ---------      ---------      ----------

 After one year:

   More than one year to three years                   3,907            -         75,098         178,168

   More than three years to five
    years                                              2,814            -            971         150,439

   More than five years to 10 years                    1,080            -              -         839,056

   More than 10 years to 20 years                         31            -              -       1,032,748

   More than 20 years                                 12,970            -              -       1,624,043
                                                  ----------    ---------      ---------      ----------
   Total due after December 31, 2000                  20,802            -         76,069       3,824,454
                                                  ----------    ---------      ---------      ----------

   Total amount due                               $   21,947     $  1,788      $  79,804     $ 3,894,011
                                                  ==========    =========      =========

   Less:
    Unamortized discounts,
      deferred loan (costs)/ fees
      and deferred mortgage
      interest, net                                                                              (17,303)
     Allowance for loan losses                                                                    40,155
                                                                                             -----------
      Total loans, net                                                                         3,871,159
   Less:
     Loans held-for-sale, net:
     One- to four-family                                                                          61,064
     Student                                                                                       1,788
                                                                                             -----------
     Loan receivable held for
       investment, net                                                                       $ 3,808,307
                                                                                             ===========

     The following table sets forth at December 31, 1999, the dollar amount of gross loans receivable contractually due after December 31, 2000, and whether such loans have fixed or adjustable interest rates:

                                                                            Due After December 31, 2000
                                                         ---------------------------------------------------
                                                              Fixed            Adjustable          Total
                                                         --------------      -------------     -------------
                                                                              (In thousands)
Real estate loans:

  One- to four-family                                    $    1,781,958      $   1,181,410     $   2,963,368

  Multi-family                                                   59,399             27,666            87,065

  Commercial real estate                                        236,079            241,527           477,606

  Construction and development                                    1,135             59,620            60,755

  Home equity and second mortgage                                39,031             99,758           138,789
                                                         --------------      -------------     -------------
      Total real estate loans                                 2,117,602          1,609,981         3,727,583

Consumer and student loans and automobile
 leases, net (1)                                                 81,306             15,565            96,871
                                                         --------------      -------------     -------------
                                                         $    2,198,908      $   1,625,546     $   3,824,454
                                                         ==============      =============     =============

______________
(1) Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

     One- to Four-Family Loans. The Bank, through RNMC, currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to 40 years located in the Bank's primary market area, as well as in the New York, New Jersey, Alabama, Delaware, Tennessee, Pennsylvania, Virginia and Maryland areas in which RNMC operates mortgage origination offices. One- to four-family mortgage loan originations are generally obtained from RNMC's loan representatives operating in the Bank's branch offices and RNMC's mortgage origination offices, and through their contacts with the local real estate industry and through direct consumer advertising. In addition, RNMC has established wholesale relationships with mortgage brokers along the eastern United States. From time to time the Bank may purchase residential one- to four-family loans in the secondary market. All loans purchased in the secondary market are quality control reviewed for adherence to the Bank's underwriting standards.

     At December 31, 1999, the Bank's one- to four-family loans totaled $2.96 billion, or 76.14% of gross loans. Of the one- to four-family loans outstanding at that date, 59.5% were fixed-rate loans and 40.5% were adjustable-rate mortgage loans. The Bank, through RNMC, offers fixed-rate mortgage loans with terms of 10, 15, 20 and 30 years. The Bank, through RNMC, currently offers a number of adjustable-rate mortgage loans with terms of up to 40 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a three, five, seven or ten year initial fixed-rate period. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year and five year Constant Maturity Treasury (CMT) Index. Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan. Certain of the Bank's adjustable-rate mortgage loans can be converted to fixed-rate loans with interest rates based upon the then-current market rates plus a varying margin.

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

     One- to four-family residential mortgage loans are generally underwritten according to FNMA and FHLMC guidelines. The Bank, through RNMC, generally originates one- to four-family residential mortgage loans in amounts up to $1 million for loans to be sold to private investors, subject to certain exceptions to these guidelines which must be approved by either the Chief Executive Officer or Senior Lending Officer. In addition, RNMC also originates loans for sale to third party investors in accordance with their respective underwriting guidelines. The Bank generally requires private mortgage insurance to be obtained for loans in excess of an 80% loan to value ratio. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

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

     Multi-Family Lending. The Bank originates fixed- and adjustable-rate multi-family mortgage loans generally secured by 40 to four hundred unit apartment buildings located in the Bank's primary market area. At December 31, 1999, the Bank's multi-family loan portfolio was $89.2 million, or 2.29% of total gross loans. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Additional factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan may be made in an amount up to 75% of the lower of the appraised value or sales price of the underlying property with amortization periods of up to 30 years. The Bank's adjustable-rate multi-family loans are originated with rates that are generally fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.50% to 2.50%. Ten year fixed-rates based on similar spreads are also available. The Bank offers multi-family loans with terms of up to 10 years.
The Bank's current policies limit the amount of multi-family loans the Bank may have to 25% of the aggregate loan portfolio. The Bank's current policies limit such loans to $15 million per project and an aggregate of $40 million in loans outstanding per borrower, although the Bank will make exceptions to this policy provided full Board approval for the loan is obtained. In addition, the Bank generally requires a debt service coverage ratio of a minimum of 120%. The Bank also requires an appraisal on the property conducted by an independent appraiser and title insurance. Additionally, the Bank requires a market occupancy rate of at least 90% prior to lending for multi-unit apartment buildings.

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

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes which are located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1999, was $15 million per project and an aggregate of $40 million in loans outstanding per borrower. The Bank will make exceptions to this policy provided full Board approval for the loan is obtained. These loans may be made with terms up to 20 years and are generally offered at interest rates which adjust in accordance with the CMT Index. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%. At December 31, 1999 the Bank's commercial real estate loan portfolio totaled approximately $489.5 million, or 12.57%, of gross loans.

     Construction and Development Lending. The Bank originates loans for the development of commercial and residential property located in its primary market area. The Bank will originate loans for the acquisition of commercial and residential property located in its primary market area only if such acquisition loan is part of an overall development loan. Construction and development loans are offered primarily to experienced local developers operating in the Bank's primary market area. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential, multi-family and commercial real estate properties located in the Bank's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 1999, the Bank had $99.7 million of construction loan commitments for the construction of one- to four-family properties.
Construction loans are generally offered with terms up to three years for residential property and up to two years for multi-family and commercial property. Construction loans may be made in amounts up to 90% of the estimated cost of construction. With respect to construction loans, the Bank's policy is to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed generally on a monthly basis in increments as construction progresses and as inspections by the Bank's supervising engineer warrant.

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

     Home Equity and Second Mortgage Lending. The Bank offers fixed-rate, fixed term home equity loans and adjustable rate home equity lines-of-credit in its primary market area. Standard fixed rate, fixed term home equity loans are offered in amounts of up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000. Standard adjustable rate home equity lines-of-credit are offered in either, (a) amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum line amount of $100,000, or, (b) amounts up to 70% of the appraised value of the property (including the first mortgage) on lines greater than $100,000, to a maximum line of $250,000.

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

     Consumer and Student Lending. The Bank's portfolio of consumer and student loans primarily consists of private banking, secured and unsecured personal loans, automobile and home improvement loans. Private banking entails offering a wide array of deposit and loan products that are customized to meet the needs of a specific client base, principally composed of entrepreneurs, professionals and senior corporate executives. Private banking can be either fixed or adjustable rate, secured or unsecured and typically have a maturity of one year or less, or are payable on demand. Unsecured personal loans are offered with a maximum term of five years and maximum amount of $15,000. Secured personal loans are collateralized with deposits from any federally insured financial institution. Secured personal loans have a maximum term of five years and a maximum amount of $50,000. Home improvement loans are offered to homeowners for the purpose of modernization and maintenance of owner-occupied properties for terms up to five years and to a maximum loan amount of $20,000. At December 31, 1999, there were $79.8 million automobile leases outstanding, or 2.05%, of gross loans. The Bank has originated, or purchased leases originated by an unrelated third party, which were secured by automobiles. As of July 30, 1999, the Bank terminated its agreement with the third party provider and no longer originates or purchases leases. The Bank offers both subsidized and unsubsidized student loans through a forward purchasing and servicing agreement with the Student Loan Marketing Association (Sallie Mae). The Bank also offers automobile loans up to five years and $50,000 for a new automobile and four years for a used automobile, depending on the vehicle year, and limited to a maximum amount of $25,000. Cash cushion (checking overdraft protection) is offered up to $5,000. The Bank also offers Master Card(R)(TM) and Visa(R)(TM) credit cards through an affinity relationship with MBMA American, who assumes underwriting responsibility and credit risk.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Executive Committee, comprised of rotating members of the Board of Directors, to review and approve loans in amounts greater than management's approval limits. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: (a) commercial real estate loans of up to $1.0 million can be approved by the Chairman, President or Senior Commercial Lending Officer plus one additional officer in the Lending Division; (b) all commercial real estate loans, multi-family loans, construction loans and loan participations in excess of $1.0 million require the approval of the Executive Committee of the Board of Directors; when these loans exceed $5.0 million, they require the approval of the Board of Directors. Home equity loans, lines of credit, personal loans, and home improvement loans are approved by a Consumer Loan Officer up to a defined maximum amount established by the Board of Directors. Loan amounts greater than the defined maximum amount must be countersigned by the Senior Consumer Lending Officer. Residential loan approval authority limits have been established by RNMC's management and approved by its Board of Directors. These limits require approval by senior personnel for loans that carry greater risks based upon underwriting criteria.

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

Delinquent Loans, Real Estate Owned and Classified Assets

     Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed, that a delinquency notice be mailed no later than the sixteenth day of delinquency and a late charge assessed after 15 days. The Bank's subservicer, Cenlar, follows similar delinquency procedures. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days or when, in the opinion of management, such suspension is warranted. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (REO) and is recorded at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy to generally require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

     At December 31, 1999, there was no Bank owned real estate that was held directly by the Bank and its subsidiaries which were formed for the purpose of holding and maintaining certain REO. See "Subsidiary Activities." Bank personnel or an independent inspector generally conducts periodic external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Bank will charge-off any loan principal it deems uncollectible at such time. Bank personnel conduct monthly reviews of its foreclosed real estate and periodically adjust its valuation allowance for declines in the value of REO.


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

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge-off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and NYSBD, either of which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an inter-agency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives
set forth in the policy statement.   While the Bank believes that it has
established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Bank's senior management reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. At December 31, 1999, the Bank had $31.2 million of loans designated as Substandard, consisting of 21 commercial real estate and 183 one- to four-family loans, and no loans classified as Doubtful or Loss. At December 31, 1999, the Bank had $14.3 million of assets designated as Special Mention, consisting of 28 commercial real estate and one- to four-family loans, which were designated due to past loan delinquencies.

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans and REO:

                                                                      At December 31,
                                                --------------------------------------------------------
                                                  1999        1998        1997        1996        1995
                                                --------    --------    --------    --------    --------
                                                                (Dollars in thousands)
Non-accrual loans (1):
 One- to four-family                            $ 16,354    $ 15,662    $  9,029    $  9,846    $ 11,798
 Commercial real estate                            2,434       2,775       9,564      10,256      16,884
 Construction and development                          -           -           -         602         150
 Home equity                                          79         120         116          50          78
 Consumer (2)                                         96          96         221         106          86
                                                --------    --------    --------    --------    --------
  Total non-accrual loans                         18,963      18,653      18,930      20,860      28,996
Loans contractually past due 90 days or
  more, other than non-accruing                        -       3,421       1,295         509       1,879
                                                --------    --------    --------    --------    --------
  Total non-performing loans                      18,963      22,074      20,225      21,369      30,875
Real estate owned, net (3)                             -       1,176       1,197       4,962      12,594
                                                --------    --------    --------    --------    --------
  Total non-performing assets                   $ 18,963    $ 23,250    $ 21,422    $ 26,331    $ 43,469
                                                ========    ========    ========    ========    ========
Allowance for loan losses as a percent of
 total loans (4)                                    1.04%       1.11%       1.28%       1.69%       2.02%
Allowance for loan losses as a percent of
 total non-performing loans (4)(5)                211.75%     182.15%     192.56%     176.38%     118.60%
Non-performing loans as a percent of total
  loans (4)(5)                                      0.49%       0.61%       0.67%       0.96%       1.71%
Non-performing assets as a percent of total
  assets (6)(7)                                     0.25%       0.30%       0.29%       0.38%       0.97%

(1) Includes restructured loans which are less than 90 days past due but which have not yet complied with the terms of their restructuring agreement for a satisfactory period of time.
(2) Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans. Private banking loans were originated beginning during the year ended December 31, 1997.
    The amounts shown prior to December 31, 1997 do not include the aforementioned loan product.
(3) REO balances are shown net of related loss allowances.
(4) Loans include loans receivable held for investment, net, excluding the allowance for loan losses which at December 31, 1999, 1998, 1997, 1996 and 1995 was $40.2 million, $40.2 million, $38.9 million, $37.7 million and $36.6 million, respectively.
(5) Non-performing loans consist of non-accruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(6) Non-performing assets consist of non-performing loans and REO.
(7) Total assets at December 31, 1996 includes $1.36 billion of proceeds held in escrow by the Bank on behalf of depositors and other individuals who submitted funds in anticipation of the Bank's conversion to stock form and the concurrent issuance of Roslyn Bancorp, Inc. common stock.


     The principal balance of non-accrual loans approximated $19.0 million, $18.7 million and $18.9 million at December 31, 1999, 1998 and 1997, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $2.5 million, $1.5 million and $1.8 million during the years ended December 31, 1999, 1998 and 1997. Actual interest income recorded on loans previously on non-accrual was $410,000, $1.6 million and $757,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time was $1.2 million, $909,000 and $280,000 at December 31, 1999, 1998 and 1997,
respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $107,000, $76,000 and $30,000 during the years ended December 31, 1999, 1998 and
1997, respectively. Interest income recorded for restructured loans amounted to $671,000, $433,000 and $235,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Additionally, restructured loans totaling $7.6 million, $4.1 million and $1.4 million have complied with the terms of the restructuring agreement for a satisfactory period and were returned to the performing loan portfolio during the years ended December 31, 1999, 1998 and 1997, respectively.

Allowance for Loan Losses

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

     The loan pool analyses are performed on the balance of the portfolio, primarily the one- to-four family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased, fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participation in conventional first mortgages; residential construction loans; commercial construction loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter three sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

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

     During the period from 1997 to 1999, the Company's loan portfolio has remained relatively stable. During that time period, the Bank has seen a slight decrease in the amount of non-performing loans. At December 31, 1999, 1998 and 1997, 76.14%, 76.09% and 75.66%, respectively, of the gross loan portfolio was in one-to four-family loans, which are considered low risk loans. Non-performing loans at those dates were $19.0 million, $22.1 million and $20.2 million, respectively, however, the composition of those loans has changed since 1997, and is currently primarily comprised of one- to four-family loans in 1999.

     The allowance for loan losses has remained relatively consistent over the aforementioned periods as the composition of the loan portfolio has remained stable and the general economic and other factors have improved over that period. The allowance as a percent of total loans was 1.04%, 1.11% and 1.28%, as of December 31, 1999, 1998 and 1997, respectively. The allowance for loan losses totaled $40.2 million, $40.2 million and $38.9 million at December 31, 1999, 1998 and 1997, respectively.

     The quantitative information cited in the previous paragraphs indicates a trend over this time horizon of (a) an increase in absolute dollars in the relatively less risky one- to four-family residential first mortgage loans;
(b) an increase in absolute dollars, and a slight decrease in relative dollars, in the relatively riskier loans (multi-family, commercial real estate, construction and development, and home equity and second mortgage loans), and;
(c) a decrease in absolute dollars in non-performing loans. The application of the Company's formalized process for assessing the adequacy of the allowance for loan losses to the loan portfolio undergoing the changes cited during this time horizon has resulted in a relatively flat absolute dollar level of the allowance for loan losses and a slight decrease in the ratio of the allowance for loan losses to total loans. Management continues to believe the Company's reported allowance for loan losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

     As of December 31, 1999, the Bank's allowance for loan losses was $40.2 million, or 1.04% of total loans and 211.75% of non-performing loans, as compared to $40.2 million, or 1.11% of total loans and 182.15% of non-performing loans, as of December 31, 1998. The Bank had total non-performing loans of $19.0 million and $22.1 million at December 31, 1999 and 1998, respectively, and non-performing loans to total loans of 0.49% and 0.61%, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio. At this time, no assurance can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD as an integral part of their examination process periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments that may differ from those of management.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated:

                                                           For the Year Ended December 31,
                                             --------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                             --------    --------    --------    --------    --------
                                                                   (In thousands)
Balance at beginning of year                 $ 40,207    $ 38,946    $ 37,690    $ 36,617    $ 37,172
                                             --------    --------    --------    --------    --------
Provision for loan losses                           -       1,500       1,400       3,400       3,650
Charge-offs:
  Real estate loans:
  One- to four-family                              25         187         189         410         811
  Commercial real estate                            -         387         327       1,646       4,480
  Construction and development                      -           -           -         519         111
  Consumer, student loans and other               170         128         167          90         127
                                             --------    --------    --------    --------    --------
     Total charge-offs                            195         702         683       2,665       5,529
                                             --------    --------    --------    --------    --------

Recoveries:
  Real estate loans:
  One- to four-family                              96          55         202           5         438
  Commercial real estate                            5         330         272         197         822
  Construction and development                      -           -           -          94           1
  Consumer, student loans and other                42          78          65          42          63
                                             --------    --------    --------    --------    --------
     Total recoveries                             143         463         539         338       1,324
                                             --------    --------    --------    --------    --------
Net charge-offs                                   (52)       (239)       (144)     (2,327)     (4,205)
                                             --------    --------    --------    --------    --------
Balance at end of year                       $ 40,155    $ 40,207    $ 38,946    $ 37,690    $ 36,617
                                             ========    ========    ========    ========    ========

Ratio of net charge-offs
  during the year to average loans
  outstanding during the year                    .001%       0.01%       0.01%       0.12%       0.26%

     The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans (including loans held-for-sale) in each of the categories listed at the dates indicated:


                                                                                           At December 31,
                                                  --------------------------------------------------------------------------------
                                                                      1999                                         1998
                                                  -------------------------------------------  -----------------------------------
                                                                                Percent of                               Percent of
                                                              Percent of         Loans in                   Percent of    Loans in
                                                               Allowance           Each                      Allowance      Each
                                                               To Total        Category to                  To Total    Category to
                                                    Amount     Allowance       Total Loans       Amount     Allowance   Total Loans
                                                   -------   ------------    ----------------   -------   -----------  -------------
                                                                                  (Dollars in thousands)
One- to four-family                               $ 16,144         40.20%       76.14%        $  17,823      44.34%      76.09%
Multi-family                                         1,444          3.60         2.29             1,662       4.13        2.29
Commercial real estate                               7,054         17.57        12.57            11,223      27.91       13.11
Construction and development                         6,875         17.12         2.77             5,984      14.88        2.75
Home equity/second mortgage                            486          1.21         3.57               794       1.97        3.11
Consumer and student                                 1,168          2.91         2.66               804       2.00        2.65
Unallocated                                          6,984         17.39            -             1,917       4.77           -
                                                  --------        ------       ------         ---------     ------      ------
  Total allowance for loan losses                 $ 40,155        100.00%      100.00%        $  40,207     100.00%     100.00%
                                                  ========        ======       ======         =========     ======      ======



                                                                             At December 31,
                                   -----------------------------------------------------------------------------------------
                                                       1997                                               1996
                                   ------------------------------------------     ------------------------------------------
                                               Percent of       Percent of                    Percent of        Percent of
                                                Allowance        Loans in                      Allowance        Loans in
                                                To Total       Each Category                   To Total       Each Category
                                     Amount     Allowance     to Total Loans       Amount     Allowance      to Total Loans
                                    -------   ------------   ---------------       -------   -----------    ----------------
                                                                          (Dollars in thousands)
One- to four-family                 $16,501      42.37%        75.66%              $ 9,749       25.86%          71.83%
Multi-family                          1,945       5.00          2.34                 3,119        8.27            3.15
Commercial real estate               12,339      31.68         15.11                13,908       36.90           16.85
Construction and development          3,770       9.68          2.32                 4,726       12.54            2.22
Home equity/second mortgage             375       0.96          1.94                   157        0.42            1.51
Consumer and student                    523       1.34          2.63                   471        1.26            4.44
Unallocated                           3,493       8.97             -                 5,560       14.75               -
                                  ---------     ------        ------                ------      ------          ------
 Total allowance for loan losses  $  38,946      100.0%       100.00%              $37,690      100.00%         100.00%
                                  =========     ======        ======               =======      ======          ======


                                                         At December 31,
                                            ------------------------------------------
                                                              1995
                                            ------------------------------------------
                                                        Percent of       Percent of
                                                         Allowance        Loans in
                                                         To Total       Each Category
                                              Amount     Allowance      to Total Loans
                                             -------   ------------    ---------------
                                                     (Dollars in thousands)
One- to four-family                         $   5,678         15.51%          71.09%
Multi-family                                    3,036          8.29            3.28
Commercial real estate                         16,396         44.78           18.59
Construction and development                    3,872         10.57            2.55
Home equity/second mortgage                       162          0.44            1.14
Consumer and student                              461          1.26            3.35
Unallocated                                     7,012         19.15               -
                                            ---------        ------          ------
 Total allowance for loan losses            $  36,617        100.00%         100.00%
                                            =========        ======          ======

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

Securities Investment Activities

     The Board of Directors sets the securities investment policy of the Bank. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of Directors has established an Investment Committee comprised of five Directors and the Investment Officer to supervise the Bank's securities investment program. The Bank's Investment Committee meets periodically and evaluates all investment activities for safety and soundness, evaluates the investment policy and its objectives for the next period and submits a report to the Board of Directors. The Bank's Investment Officer is responsible for making securities investment portfolio decisions in accordance with the Bank's policies. While the Investment Officer has the authority to conduct trades within specific guidelines established by the Bank's investment policy, all transactions are periodically reviewed by the Investment Committee and reported to the Board of Directors on a monthly basis.

     At December 31, 1999, the Bank's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equities. In addition, the Bank's policies permit investments in mortgage-backed and mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (GNMA) and privately-issued Collateralized Mortgage Obligations (CMOs). The Bank's current securities investment strategy is to de-emphasize its investment in U.S. Government obligations, corporate debt and municipal bonds and to emphasize the purchase of mortgage-backed and mortgage related securities, preferred stock and trust preferreds issued by corporate issuers in order to increase its overall investment securities yield while remaining in short- and medium-term investments for purposes of interest rate risk management.

     At December 31, 1999, the Company had $3.53 billion in securities, consisting primarily of U.S. Government and agency obligations, mortgage-backed and mortgage related securities, municipal and corporate obligations, trust preferreds, and preferred and common stocks, as compared with $3.87 billion at December 31, 1998. Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. Upon the purchase of an investment security, the Bank and the Holding Company (Roslyn

Bancorp, Inc. on an unconsolidated basis) will make a determination as to the classification of the security. However, the Bank and the Holding Company currently do not purchase securities with the intention of trading such securities, nor does the Bank or the Holding Company maintain trading portfolios. As of December 31, 1999, $3.53 billion of the Company's securities portfolio, or 45.7% of total assets, was classified as available-for-sale, with an average life of the portfolio of 7.74 years. During 1999, in connection with the merger with T R Financial, the Company transferred all held-to-maturity securities to available-for-sale. For the year ended December 31, 1999, the Company designated all newly-purchased securities as available-for-sale.

     Mortgage-Backed and Mortgage Related Securities. The Bank purchases mortgage-backed and mortgage related securities in order to: (a) generate positive interest rate spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA;
(c) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Bank. The Bank has primarily invested in mortgage-backed and mortgage related securities issued or sponsored by private issuers, GNMA and FHLMC. The Bank also invests in CMOs issued or sponsored by FNMA, FHLMC, as well as private issuers. At December 31, 1999, mortgage-backed and mortgage related securities totaled $2.80 billion, or 36.3% of total assets, and 37.5% of total interest-earning assets, of which all was classified as available-for-sale. At December 31, 1999, 8.5% of the mortgage-backed and mortgage related securities were adjustable-rate and 91.5% were fixed-rate. The mortgage-backed and mortgage related securities portfolio had coupon rates ranging from 5.4% to 12.5% and had a weighted average yield of 6.58% at December 31, 1999.

     At December 31, 1999, the Bank's CMO portfolio totaled $1.59 billion, or 20.6% of total assets and 21.2% of total interest-earning assets, consisting of $513.9 million of CMOs issued by private issuers such as GE Capital Mortgage Services, Inc., Prudential Home Mortgage Securities, Inc., Residential Funding Mortgage Securities, Inc. and Citicorp Mortgage Securities, Inc., and $1.08 billion issued by government sponsored agencies such as GNMA, FNMA and FHLMC.
It is the policy of the Bank to limit its privately issued CMOs to non-high risk securities rated "AAA" by two rating agencies with an average life of seven years or less. The Bank also limits the amount of such investments to $25 million per transaction, 10% of the issuer's outstanding CMOs and 35% of the Bank's assets. For government sponsored CMOs, the Bank's policy limits such investments to non-high risk securities that have an average life of ten years or less. The Bank also limits the amount of such investments to $50 million per transaction. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates than do standard 30-year fixed-rate securities. At December 31, 1999, $1.59 billion, or 100%, of which was classified as available-for-sale. At such date, the Bank's CMO portfolio had an average estimated life of 6.98 years and a weighted average yield of 6.63%.

     Debt Securities. At December 31, 1999 the Bank's debt securities portfolio total $340.7 million, or 4.4%, of total assets. The Bank's investment in debt securities generally consists of investments in U.S. Treasury securities and debt securities issued by government sponsored agencies such as FNMA, GNMA and FHLMC. To a lesser extent, the Bank invests in debt securities and commercial paper issued by industrial and financial companies and obligations of municipalities and public utilities.

     U.S. Government and Agency Obligations. At December 31, 1999, the Bank's U.S. Government securities portfolio totaled $67.9 million, all of which was classified as available-for-sale. Such portfolio primarily consists of short- to medium-term (maturities of one to five years) securities. The Bank's current investment practice, however, is to de-emphasize its investments in such instruments. At December 31, 1999, the Bank's agency securities portfolio totaled $267.9 million, all of which was classified as available-for-sale and consisted of callable debentures. The Bank's callable agency debentures generally are callable at par after one year and in six month intervals thereafter. The current policy of the Bank limits the purchase of agency debt obligations to a maturity of 30 years or less and limits such purchases to $50 million per transaction, although purchases of structured notes are limited to $20 million per transaction and 10% of the Bank's assets.

     Industrial, Financial Corporation and Other. The Bank's policy limits investments in corporate bonds with maturities of ten years or less to bonds rated "A" or better by at least one nationally recognized rating agency and to a total investment of 25% of the Bank's assets, with a 1% limitation of a single issuer. The Bank's policy limits investments in corporate bonds with maturities between 10 years and 30 years to bonds rated "A" or better by at least one nationally recognized rating agency and a total investment of no more than 33% of the Bank's current total corporate investments. Consistent with the Bank's current securities investment strategy, the Bank has continued to de-emphasized investments in corporate debt obligations during 1999. At December 31, 1999, the Bank had no corporate bond holdings.

     Municipal Bonds. At December 31, 1999, the Bank's municipal bond portfolio totaled $4.8 million, all of which was classified as available-for-sale. Such securities were comprised of general obligation bonds (i.e., obligations backed by the general credit of the issuer). All of the Bank's municipal bonds are currently rated "AAA" by at least one national rating agency. At December 31, 1999, the average life of the portfolio was approximately 3.71 years and the portfolio had a weighted average coupon rate of 5.61%. Interest earned on municipal bonds is exempt from federal, state and local income taxes. The Bank's current policy is to de-emphasize its investment in municipal bonds.

     Equity Securities. At December 31, 1999, the Bank's equity securities portfolio totaled $201.3 million, all of which was classified as available-for-sale. The Company, on an unconsolidated basis, also has an equity securities portfolio totaling $187.2 million, all of which was classified as available-for-sale at December 31, 1999. The Company's equity securities portfolio consisted of trust preferreds, common and preferred stock. The majority of the Company's preferred stock portfolio is redeemable by the issuers pursuant to the terms of the preferred stock, generally after a three to five year holding period. As of December 31, 1999, the Company did not have any preferred stock eligible for redemption within one year. The Company benefits from its investment in common and preferred stocks due to a tax deduction the Company receives with regards to dividends paid by corporate issuers on equity securities.

     Included in the Bank's equity securities at December 31, 1999 was a $16.8 million investment in two common stock mutual funds. The Bank's policy limit for its common and preferred stock investments is 5% and 7.5%, respectively, of its total assets and allows for the purchase of common and preferred stock with a 1% limitation on the purchase of any single issuer. At December 31, 1999, the Bank's policies permit the purchase of preferred stock rated "Baa" or better by at least one national rating agency, with a 1% limitation on the purchase of preferred stock of any single issuer.

     The Company's investment policy was modified in 1998 to include capital notes/trust preferreds issued primarily by financial institutions. These securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. These higher yielding securities generally are non-rated, or rated below investment grade. In order to offset the higher degree of risk, management will focus primarily on, but not limited to, securities issued by New York metropolitan area institutions. At December 31, 1999, the Company had $169.0 million of trust preferreds.

     The following table sets forth the composition of the Company's debt and equity and mortgage-backed and mortgage related securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                                 At December 31,
                                                    ---------------------------------------------------------------------------
                                                            1999                    1998                       1997
                                                    -------------------    --------------------     -----------------------
                                                               Percent                  Percent                 Percent
                                                      Amount   of Total      Amount    of Total     Amount      of Total
                                                    ---------  --------    ----------  --------     ----------  --------
                                                                           (Dollars in thousands)
Debt securities:
 U.S. Government obligations                        $   67,880     1.92%   $  191,669      4.95%    $  279,939      6.62%
 U.S. Government agency securities                     267,942     7.59       154,986      4.01        206,322      4.87
 Public utility bonds                                        -        -           800      0.02            901      0.02
 State, county and municipal bonds                       4,833     0.14         5,551      0.14          8,248      0.19
 Industrial, financial corporation and other                 -        -        23,737      0.61         36,323      0.86
                                                    ----------   ------    ----------    ------     ----------    ------
   Total debt securities                               340,655     9.65       376,743      9.73        531,733     12.56
                                                    ----------   ------    ----------    ------     ----------    ------
Equity securities:
  Preferred and common stock and other                 219,506     6.21       300,857      7.78        298,968      7.06
  Trust preferreds                                     169,040     4.79       144,727      3.75              -         -
                                                    ----------   ------    ----------    ------     ----------    ------
   Total equity securities                             388,546    11.00       445,584     11.53        298,968      7.06
                                                    ----------   ------    ----------    ------     ----------    ------

Mortgage-backed and mortgage related
 securities:
  FHLMC                                                173,581     4.92        69,315      1.79        343,623      8.12
  GNMA                                                 797,202    22.58     1,606,893     41.54      1,624,207     38.37
  FNMA                                                 235,817     6.68        70,642      1.83         92,689      2.19
  CMOs                                               1,594,684    45.17     1,299,249     33.58      1,341,611     31.70
                                                    ----------   ------    ----------    ------     ----------    ------
   Total mortgage-backed and mortgage
    related securities                               2,801,284    79.35     3,046,099     78.74      3,402,130     80.38
                                                    ----------   ------    ----------    ------     ----------    ------
     Total securities                               $3,530,485   100.00%   $3,868,426    100.00%    $4,232,831    100.00%
                                                    ==========   ======    ==========    ======     ==========    ======

  Debt and equity securities
    available-for-sale                              $3,530,485   100.00%   $3,868,426    100.00%    $4,232,831    100.00%
                                                    ==========   ======    ==========    ======     ==========    ======
                                                    $  729,201    20.65%   $  795,362     20.56%    $  786,679     18.58%
  Debt securities held-to-maturity                           -        -        26,965      0.70         44,022      1.04
                                                    ----------   ------    ----------   -------     ----------    ------
     Total debt and equity securities                  729,201    20.65       822,327     21.26        830,701     19.62
                                                    ----------   ------    ----------   -------     ----------    ------
  Mortgage-backed and mortgage related
     securities available-for-sale                   2,801,284    79.35     1,795,833     46.42      2,024,729     47.84
  Mortgage-backed and mortgage related
     securities held-to-maturity                             -        -     1,250,266     32.32      1,377,401     32.54
                                                    ----------   ------    ----------   -------     ----------    ------
     Total mortgage-backed and mortgage
       related securities                            2,801,284    79.35     3,046,099     78.74      3,402,130     80.38
                                                    ----------   ------    ----------   -------     ----------    ------
     Total securities                               $3,530,485   100.00%   $3,868,426    100.00%    $4,232,831    100.00%
                                                    ==========   ======    ==========    ======     ==========    ======

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company's debt and equity and mortgage-backed and mortgage related securities at the dates indicated:

                                                                    At December 31,
                                 ------------------------------------------------------------------------------------
                                               1999                         1998                        1997
                                 -----------------------------   -------------------------    -----------------------
                                                    Estimated                   Estimated                  Estimated
                                   Amortized          Fair        Amortized       Fair        Amortized       Fair
                                      Cost            Value         Cost          Value         Cost          Value
                                 -----------      -----------   -----------   -----------   -----------   -----------
                                                                     (In thousands)
Debt and equity securities:
 Held-to-maturity:
  U. S. Government agency
   securities                   $          -     $          -  $          -  $          -  $      6,000  $      5,997
  Public utility bonds                     -                -           800           796           901           872
  State, county and municipal
   bonds                                   -                -         5,551         5,809         8,248         8,544
  Industrial, financial
   corporation and other                   -                -        20,614        20,543        28,873        28,796
                                 -----------      -----------   -----------   -----------   -----------   -----------
   Total debt securities
    held-to-maturity                       -                -        26,965        27,148        44,022        44,209
 Available-for-sale:
  U. S. Government obligations        67,192           67,880       187,250       191,669       275,847       279,939
  U. S. Government agency
   securities                        287,642          267,942       154,353       154,986       200,154       200,322
  State, county and municipal
   bonds                               4,762            4,833             -             -             -             -
  Industrial, financial
   corporation and other                   -                -         3,003         3,123         7,397         7,450
                                 -----------      -----------   -----------   -----------   -----------   -----------
     Total debt securities
      available-for-sale             359,596          340,655       344,606       349,778       483,398       487,711
Equity securities
 available-for-sale:
Preferred and common stock
 and other                           244,395          219,506       283,743       300,857       262,422       298,968
Trust preferreds                     194,604          169,040       147,131       144,727             -             -
                                 -----------      -----------   -----------   -----------   -----------   -----------
  Total equity securities
   available-for-sale                438,999          388,546       430,874       445,584       262,422       298,968
                                 -----------      -----------   -----------   -----------   -----------   -----------
   Total debt and equity
    securities                       798,595          729,201       802,445       822,510       789,842       830,888
                                 -----------      -----------   -----------   -----------   -----------   -----------
Mortgage-backed and mortgage
    related securities:
 Held-to-maturity:
  FHLMC                                    -                -        65,864        68,245        85,969        89,137
  GNMA                                     -                -     1,045,918     1,060,676     1,002,553     1,025,316
  FNMA                                     -                -        67,500        68,082        85,777        86,058
  CMOs                                     -                -        70,984        71,458       203,102       203,486
                                 -----------      -----------   -----------   -----------   -----------   -----------
   Total mortgage-backed and
      mortgage related
      securities
      held-to-maturity                     -                -     1,250,266     1,268,461     1,377,401     1,403,997
                                 -----------      -----------   -----------   -----------   -----------   -----------
 Available-for-sale:
  FHLMC                              171,591          173,581         3,431         3,451       254,702       257,654
  GNMA                               813,335          797,202       554,533       560,975       611,431       621,654
  FNMA                               240,151          235,817         3,135         3,142         6,758         6,912
  CMOs                             1,696,202        1,594,684     1,228,644     1,228,265     1,127,327     1,138,509
                                 -----------      -----------   -----------   -----------   -----------   -----------
   Total mortgage-backed and
      mortgage related
      securities
      available-for-sale           2,921,279        2,801,284     1,789,743     1,795,833     2,000,218     2,024,729
                                 -----------      -----------   -----------   -----------   -----------   -----------
      Total mortgage-backed
       and mortgage related
       securities                  2,921,279        2,801,284     3,040,009     3,064,294     3,377,619     3,428,726
                                 -----------      -----------   -----------   -----------   -----------   -----------
Net unrealized (loss) gain on
 securities available-for-sale      (189,389)               -        25,972             -        65,370             -
                                 -----------      -----------   -----------   -----------   -----------   -----------
Total securities amortized
 cost/estimated fair value      $  3,530,485     $  3,530,485  $  3,868,426  $  3,886,804  $  4,232,831  $  4,259,614
                                ============     ============  ============  ============  ============  ============


     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 1999:


                                  ---------------------------------------------------------------------------------------
                                                                       More than One                  More than Five
                                      One Year or Less              Year to Five Years             Years to Ten Years
                                  ----------------------         ----------------------         ----------------------
                                                Weighted                       Weighted                       Weighted
                                    Carrying    Average            Carrying    Average            Carrying    Average
                                     Value       Yield              Value       Yield              Value       Yield
                                  ----------   ---------         ----------    --------         ----------    --------
                                                                                                (Dollars in thousands)
Available-for-sale
 securities:
Mortgage-backed and
 mortgage related
 securities:
 GNMA                             $        -           -  %      $       98       10.44  %      $    3,657       10.42  %

 FNMA                                      -           -                  -           -                  -           -
 FHLMC                                     -           -                  -           -                  -           -
 CMOs                                      -           -              2,085        8.01             58,336        6.74
                                  ----------                      ---------                     ----------
   Total
    mortgage-backed
    and mortgage related
    securities                             -           -              2,183        8.12             61,993        6.96
                                  ----------                      ---------                     ----------
Debt securities:
 U. S. Government
  obligations                         26,016        6.21             41,864        7.43                  -           -
 U. S. Government
  agency securities                        -           -                  -           -             24,125        7.33
 State, county and
  municipal bonds                      1,287        5.33              2,354        5.80                 36        5.50
                                  ----------                      ---------                     ----------
   Total debt
    securities                        27,303        6.17             44,218        7.34             24,161        7.33
                                  ----------                      ---------                     ----------
Equity securities (1):
 Preferred and common
  stock and other                          -           -                  -           -                  -           -
 Trust preferreds                          -           -                  -           -                  -           -
                                  ----------                      ---------                     ----------
   Total equity
    securities                             -           -                  -           -                  -           -
                                  ----------                      ---------                     ----------
 Total
  available-for-sale
  securities                       $    27,303        6.17        $    46,401        7.38       $   86,154        7.06
                                   ===========                    ===========                   ==========
                                  ----------------------------------------------------------
                                    More than Ten Years                  Total
                                  ----------------------         ----------------------
                                                Weighted                       Weighted
                                    Carrying    Average            Carrying    Average
                                     Value       Yield              Value       Yield
                                  ----------   ---------         ----------    --------
Available-for-sale
 securities:
 Mortgage-backed and
 mortgage related
  securities:
   GNMA                           $  793,447        6.87%        $   797,202        6.91%
   FNMA                              235,817        7.36             235,817        7.36
   FHLMC                             173,581        7.71             173,581        7.71
   CMOs                            1,534,263        6.60           1,594,684        6.60
                                  ----------                     -----------
     Total
      mortgage-backed
      and mortgage related
      securities                   2,737,108        6.81           2,801,284        6.82
                                  ----------                     -----------
Debt securities:
 U. S. Government
  obligations                              -           -              67,880        6.96
 U. S. Government
  agency securities                  243,817        7.56             267,942        7.55
 State, county and
  municipal bonds                      1,156        5.51               4,833        5.60
                                 -----------                     -----------
   Total debt
    securities                       244,973        7.56             340,655        7.40
                                  ----------                     -----------
Equity securities (1):
 Preferred and common
  stock and other                    219,506        5.36             219,506        5.36
 Trust preferreds                    169,040        8.56             169,040        8.56
                                 -----------                     -----------
    Total equity securities          388,546        6.76             388,546        6.75
                                 -----------                     -----------
 Total available-for-sale
  securities                     $ 3,370,627        6.85         $ 3,530,485        6.87
                                 ===========                     ===========

(1) As equity securities have no maturities, they are classified in the more than ten year category.

Sources of Funds

     General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds, primarily reverse-repurchase agreements and FHLB borrowings to fund its operations.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. At December 31, 1999, the Bank's deposit accounts consisted of savings (including school savings and club accounts), Super NOW and NOW accounts, checking accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts (IRAs) and other qualified plan accounts. To enhance the deposit products it offers, and increase its market share, the Bank added commercial checking accounts for small to moderately-sized commercial businesses, a payroll account service with direct deposit features, new money market and certificates of deposit products, as well as a low-cost checking account service for low-income customers.

     At December 31, 1999, the Bank's deposits totaled $4.05 billion. For the year ended December 31, 1999, the average balance of core deposits (savings, Super NOW and NOW, money market and non-interest-bearing checking accounts) totaled $1.45 billion, or 34.3%, of total average deposits. At December 31, 1999, the Bank had a total of $2.61 billion in certificates of deposit, of which $1.88 billion had maturities of one year or less. For the year ended December 31, 1999, the average balance of certificate of deposit accounts represented 65.7% of total average deposits. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Bank's certificate of deposit accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In addition, the Bank has historically paid a special interest payment on savings and NOW accounts, ranging from 5% to 25% of interest paid on these accounts during the year. For each of the years ended December 31, 1999, 1998 and the Bank paid a special interest payment of 5%, 15% and 25%, respectively of interest paid on savings and NOW accounts, which totaled $336,000, $970,000 and $2.3 million, respectively. Prior to 1999, such payments were not made to T R Financial Corp. accounts. The Bank has made no decision as to the amount of such special interest payment or whether such special interest payments will continue after 1999. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Although the Bank has historically not used brokers to obtain deposits, the Bank has authorized the utilization of brokers to obtain deposits to fund its activities and has entered into several relationships with a nationally recognized retail brokerage firm to accept deposits sold by such brokerage firm. Dependent on market conditions, the Bank will periodically use such brokered deposits primarily to fund asset growth and manage interest rate risk. The Bank's policies limit the amount of brokered deposits which the Bank may have at any time to 25% of total retail deposits. At December 31, 1999, the Bank had $94.6 million in brokered deposits, or 2.3% of total deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                                         For the Years Ended December 31,
                                                           ------------------------------------------------------
                                                                1999                1998                  1997
                                                           -------------        -------------        -------------
                                                                                (In thousands)
Net withdrawals from deposit accounts                      $    (339,458)       $     (92,640)       $    (327,232)
Interest credited on deposit accounts                            166,088              167,024              172,782
                                                           -------------        -------------        -------------
Total (decrease) increase in deposit accounts              $    (173,370)       $      74,384        $    (154,450)
                                                           =============        =============        =============


     At December 31, 1999, the Bank had outstanding $490.9 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                              Weighted
       Maturity Period                    Amount            Average Rate
--------------------------------    ---------------------   --------------
                                    (Dollars in thousands)

Three months or less                          $ 117,538        4.86%
Over three through six months                    58,801        5.23
Over six through 12 months                      152,191        5.64
Over 12 months                                  162,353        6.04
                                              ---------
Total                                         $ 490,883        5.54
                                              =========

        The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Average balances for the periods presented utilize average daily balances:


                                                                For the Years Ended December 31,
                                  -------------------------------------------------------------------------------------------
                                                     1999                                               1998
                                  ----------------------------------------        -------------------------------------------
                                                  Percent                                         Percent
                                                 of Total                                         of Total
                                     Average      Average       Weighted           Average        Average       Weighted
                                     Balance     Deposits     Average Rate         Balance        Deposits    Average Rate
                                  ----------    ----------    ------------        ----------     ---------    ------------
                                                                                           (Dollars in thousands)
Money market accounts             $   171,720        4.05%       3.82%          $    82,114          1.95%         3.09%
Savings accounts (1)(2)               992,385       23.43        2.20             1,071,426         25.46          2.66
Super NOW and NOW accounts (3)        150,247        3.55        2.14               159,950          3.80          2.86
Non-interest-bearing accounts         140,181        3.31           -               103,635          2.46             -
                                  -----------     -------                       -----------        ------
  Total                             1,454,533       34.34        2.17             1,417,125         33.67          2.51
                                  -----------     -------                       -----------        ------

     Total certificates of
      deposit                       2,781,650       65.66        5.10             2,791,556         66.33          5.57
                                  -----------     -------                       -----------        ------

           Total average
           deposits               $ 4,236,183      100.00%       4.09%          $ 4,208,681        100.00%         4.54%
                                  ===========     =======                       ===========       =======


                                          For the Years Ended December 31,
                                     ----------------------------------------
                                                       1997
                                     ----------------------------------------
                                                     Percent
                                                    of Total
                                        Average      Average       Weighted
                                        Balance     Deposits     Average Rate
                                     ----------    ----------    ------------
Money market accounts                  $    70,733        1.69%       2.57%
Savings accounts (1) (2)                 1,080,232       25.74        2.98
Super NOW and NOW accounts (3)             148,145        3.53        3.27
Non-interest-bearing accounts               95,876        2.28           -
                                       -----------      ------
  Total                                  1,394,986       33.24        2.79
                                       -----------      ------
     Total certificates of
      deposit                            2,801,963       66.76        5.69
                                       -----------      ------
           Total average
           deposits                    $ 4,196,949      100.00%       4.73%
                                       ===========      ======

(1) Includes special interest payments made by the Bank on such accounts for the years ended December 31, 1999, 1998 and 1997, which resulted in an increased cost of such accounts of 4 basis points, 18 basis points, and 48 basis points, respectively. Prior to 1999, such payments were not made to T R Financial Corp. accounts.
(2) Savings accounts include mortgagors' escrow deposits.
(3) Includes special interest payments made by the Bank on the NOW accounts for the years ended December 31, 1999, 1998 and 1997, which resulted in an increased cost of such accounts of 2 basis points, 8 basis points and 18 basis points, respectively. Prior to 1999, such payments were not made to T R Financial Corp. accounts.

     The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated:


                           Period to Maturity from December 31, 1999
                  ---------------------------------------------------------------
                                Greater       Greater       Greater     Greater
                       One       Than          Than          Than        Than
                      Year     One to Two     Two to      Three to      Four to
                    or Less      Years      Three Years   Four Years   Five Years
                  ----------   ----------   -----------   ----------   ----------
                                         (In thousands)
Certificates
 deposit:
0 to 3.00%        $       90     $    103      $     25     $     42   $        -
3.01 to 4.00%            457            -             -            -            -
4.01 to 5.00%        901,424       27,292           590        1,131        1,440
5.01 to 6.00%        931,546      308,837        91,641       31,669       33,629
6.01 to 7.00%         28,662      105,185        55,361       10,323       19,786
7.01 to 8.00%          5,695       10,351         6,054            7          153
Over 8.01%            11,258        1,685            32            5            -
                  ----------     --------      --------     --------   ----------

     Total        $1,879,132     $453,453      $153,703     $ 43,177   $   55,008
                  ==========     ========      ========     ========   ==========


                                            At December 31,
                      -----------   -------------------------------------------
                        Greater
                         Than
                      Five Years         1999            1998            1997
                      -----------   -------------   -------------   -----------
                                           (In thousands)
Certificates
 of deposit:
0 to 3.00%               $      -     $       260      $        -    $        -
3.01 to 4.00%                   -             457               -             -
4.01 to 5.00%                 159         932,036         929,894        145,156
5.01 to 6.00%              14,621       1,411,943       1,455,362      1,864,441
6.01 to 7.00%               5,516         224,833         408,584        689,151
7.01 to 8.00%                 640          22,900          23,999         26,498
Over 8.01%                     45          13,025          17,739         19,742
                         --------     -----------     -----------    -----------
     Total               $ 20,981     $ 2,605,454     $ 2,835,578    $ 2,744,988
                         ========     ===========     ===========    ===========

     Borrowed Funds. The Bank's primary source of borrowings consists of reverse-repurchase agreements entered into with nationally recognized securities brokerage firms. At December 31, 1999, the Bank had $2.45 billion of reverse-repurchase agreements outstanding. Reverse-repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed upon price and date. Historically, the Bank has entered into reverse-repurchase agreements as a method of providing the Bank with cost effective funding in periods where its needs for funds exceeded the amount of funds provided by its deposit gathering activities. Currently, the Bank utilizes such reverse-repurchase agreements in periods when the Bank can generate securities investments with yields in excess of its cost of such borrowing. At December 31, 1999, the Bank's policies limit the Bank's use of reverse-repurchase agreements to maturities of overnight to five years. The collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-backed securities. Securities brokers utilized by the Bank in these agreements must have a minimum of $100 million of "net" excess capital with a Public Securities Association Master repurchase agreement on file. At December 31, 1999, the Bank held $195.0 million of reverse-repurchase agreements with maturities in excess of five years. These agreements were acquired as part of the Merger, under the investment policy of Roosevelt Savings Bank. The Bank averaged approximately $2.31 billion in reverse-repurchase agreements during the year ended December 31, 1999. At December 31, 1999, none of RNMC's mortgage loans were pledged to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." These notes are repaid as the related mortgage loans are sold or collected.

     The Bank maintains a $100.0 million overnight line of credit with the Federal Home Loan Bank (FHLB). Included in other borrowed funds at December 31, 1999 is $100.0 million of borrowings drawn under this line at an interest rate of 4.60%. At December 31, 1998, such borrowings under this line of credit were $5.0 million at an interest rate of 5.13%. In addition, the Bank may access funds through a $100.0 million one month facility from the FHLB of which $85.0 million at an interest rate of 4.100% was outstanding and included in other borrowed funds at December 31, 1999. Additionally, included in other borrowings at December 31, 1999 were FHLB advances of $75.0 million, which have fixed interest rates between 5.52% and 5.73%, for five years and which rate may become convertible by the FHLB in 2002, and quarterly thereafter. FHLB advances and FHLB overnight line of credit borrowings are secured under an assignment arrangement of eligible collateral, primarily mortgage loans, in an amount equal to 110% of outstanding advances.

     Subsequent to the Merger, the Company restructured $427.1 million of reverse-repurchase agreement and $118.1 million of FHLB borrowings. These borrowed funds had maturities between less than one year and four years and a weighted average rate of 5.98%. The borrowings were then replaced with new funds with a weighted average rate of 4.98% and maturities between less than one year and four years. As a result, for the year ended December 31, 1999, the Company incurred a prepayment penalty of $7.2 million ($4.2 million, net of tax). The prepayment penalty is reflected as an extraordinary item in the Company's consolidated statements of income.

     The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                        For the Years Ended December 31,
                                                        --------------------------------------------------------------
                                                               1999                   1998                   1997
                                                        ----------------       ----------------       ----------------
                                                                             (Dollars in thousands)
Other borrowings:
 Average balance outstanding                            $     247,084          $     529,665           $    503,416
 Maximum amount outstanding at any month
    end during the year                                       411,178                629,105                581,845
 Balance outstanding at end of year                           395,196                433,528                492,910
 Weighted average interest rate during the year                  4.16%                  5.78%                  5.80%
 Weighted average interest rate at end of year                   5.19                   5.72                   5.91
Reverse-repurchase agreements:
 Average balance outstanding                            $   2,305,473          $   2,100,206           $  1,030,796
 Maximum amount outstanding at any month end
   during the year                                          2,594,268              2,341,847              1,802,861
 Balance outstanding at end of year                         2,449,345              2,094,319              1,772,119
 Weighted average interest rate during the year                  5.70%                  5.81%                  5.90%
 Weighted average interest rate at end of year                   5.67                   5.63                   5.90
Total borrowed funds:
 Average balance outstanding                            $   2,552,557          $   2,629,871           $  1,534,212
 Maximum amount outstanding at any month end
    during the year                                         2,844,541              2,868,475              2,295,866
 Balance outstanding at end of year                         2,844,541              2,527,847              2,265,029
 Weighted average interest rate during the year                  5.55%                  5.81%                  5.87%
 Weighted average interest rate at end of year                   5.59                   5.65                   5.90



Savings Bank Life Insurance

     Effective December 31, 1999, the Savings Bank Mutual Life Insurance Company, Inc. was restructured and resulted in the cessation of the Bank's Savings Bank Life Insurance (SBLI) department. The individuals employed by the SBLI department were re-deployed by the Bank.

     Previously, the Bank, through its SBLI department, engaged in group life insurance coverage per individual under SBLI's Financial Institution Group Life Insurance policy. The SBLI department's activities were segregated from the Bank and, while they did not directly affect the Bank's earnings, management believed that offering SBLI was beneficial to the Bank's relationship with its depositors and the general public. The SBLI department paid its own expenses and reimbursed the Bank for expenses incurred on its behalf.

Subsidiary Activities

     Roslyn National Mortgage Corp. RNMC is the Bank's wholly owned mortgage banking subsidiary which was established in August 1995 for the origination, sale and servicing of one- to four-family loans. RNMC was formed in connection with the Bank's acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI). RNMC currently operates in New York, New Jersey, Alabama, Tennessee, Delaware, Pennsylvania, Virginia, Maryland and Tennessee. The consideration paid for the assets and liabilities of RMBI, including a $623.0 million loan servicing portfolio, exceeded the estimated fair market value of the net assets acquired by approximately $3.5 million, which was recorded by RNMC as goodwill and is being amortized on a straight line basis over a 10 year period. RNMC is operated under the direction of its executive officers who are overseen by RNMC's Board of Directors, which consists of certain members of the Board of Directors of the

 Company.

     Roslyn Capital Corp.   Roslyn Capital Corp. (RCC) is a subsidiary of the
Bank, organized by the Bank on April 1, 1997 for the purpose of investing in mortgage related assets as a real estate investment trust. On that date, the Bank transferred one- to four-family residential mortgage loans, commercial real estate loans and mortgage-backed securities totaling $707.0 million, net, which included certain associated assets and liabilities, to RCC. In return, the Bank received shares of common and preferred stock of RCC. The subsidiary will promote greater retained earnings, through reduced taxes, for the Bank and thereby serve to strengthen the Bank's capital position from an operational standpoint.

     RSB Agency, Inc. RSB Agency, Inc., a wholly owned subsidiary of the Bank incorporated in 1983, previously engaged in the sale of life insurance and collects commissions for previously-issued life insurance policies. RSB Agency, Inc. is currently active in the sale of annuities, mutual fund and insurance products for which it receives commissions from third parties.

     Roosevelt Asset Funding Corp. Roosevelt Asset Funding Corp. (RAFC), is a real estate investment trust which was incorporated in the State of Delaware on April 28, 1997 for the purpose of investment and reinvestment of its assets in real property, interests in real property, mortgage loans secured by real property, interests in mortgage loans secured by real property, leasehold interests in real property and mortgage-backed securities, including collateralized mortgage obligations.

     Other Subsidiaries. The Bank has 16 other wholly owned subsidiaries. Anaconda Enterprises, Inc., Blizzard Realty Corp., 1400 Corp., BSR Inc., BSR 1400 Corp., Roosevelt Abstract Corp., Roosevelt Land Corp. and 155 East 33rd Street Corp. are periodically used to hold REO. In addition, BSR 1400 Corp. holds Bank facilities and leases thereon. Residential Mortgage Banking, Inc. was established to preserve the name thereof for future use. Old Northern Co. Ltd., Bellingham Corp., Roosevelt Service Corporation, Rokings Holding Corporation, VBF Holding Corporation, Oyster Bay Holding Corporation and Rosouth Holding Corporation currently are inactive subsidiaries.

     RBI Holdings, Inc. RBI Holdings, Inc. (RBI) a wholly owned subsidiary of the Holding Company was established on March 17, 1999. RBI is a 50% joint venture partner in a mortgage banking company, Emeritus Mortgage, which is engaged in the generation of loan commissions from the sale of loans, principally to third parties. The Emeritus Mortgage may, from time to time, sell loans to RNMC at market. The mortgage banking company does not close loans in its own name and relies on the funding of the purchasing institution.

     RNMC Re, Inc. RNMC Re, Inc. (RRI), a wholly owned subsidiary of the Holding Company was established in December 1999. RRI was organized as a captive re-issuance company in the state of Vermont. RRI originates mortgage impairment policies, which are then delivered to a third party insurance carrier. The subsidiary will retain a portion of the risks associated with such policies for a percentage of the premiums paid. The individual loans covered by these policies were originated by a subsidiary of the Bank, RMNC.

Personnel

     As of December 31, 1999, the Bank had 744 full-time employees and 186 part-time employees. The employees are not represented by a collective bargaining unit and the Bank and RNMC considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

     The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC as a member of the Bank Insurance Fund (BIF). The Bank is subject to extensive regulation by the NYSBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS, the NYSBD and of the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

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

     Under New York State Banking Law, a New York State chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments and any waivers granted.

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

     Assessments. Savings banks are required to pay assessments to the NYSBD to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 1999 totaled $116,000.

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

     In addition, the FDIC regulations prescribe a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations) of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

     The following is a summary of the Bank's regulatory capital at December 31, 1999:

          GAAP Capital to Total Assets              6.06 %
          Total Capital to Risk-Weighted Assets    16.42 %
          Tier I Leverage Ratio                     6.93 %

     The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. The agencies issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

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

     Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Plan of Conversion also restricts the Bank's payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion. The Bank is also subject to dividend declaration restrictions imposed by New York State law.

Investments and Activities

     The activities of all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited by federal law to those activities of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) if the institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier I capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1999, the Bank had $211.4 million of securities which were subject to such grandfathering authority. The Gramm-Leach-Bliley Act of 1999 authorizes state banks that meet certain conditions to invest in "financial subsidiaries" that engage in activities permitted for financial subsidiaries of national banks to conduct, including investment banking.

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

     Federal law also restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, more than 10% of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Loans above certain amounts to directors, executive officers, and stockholders who control more than 10% of a stock savings bank, and their respective related interests, must be approved in advance by a majority of the board of directors of the savings bank. Loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the Funds Act) which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund member institutions to recapitalize SAIF. The Funds Act also spread the obligations for payment of the Financing Corporation (FICO) bonds across all SAIF and BIF members. This assessment is in addition to any FDIC insurance assessment. For 1999, BIF members paid approximately 1.3 basis points toward the FICO payment while SAIF members paid approximately 6.5 basis points. Full pro rata sharing of FICO payments between SAIF and BIF members commenced January 1, 2000. The Bank's insurance premiums were $648,000 during fiscal 1999.

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

Federal Reserve System

     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily Super NOW, NOW and regular checking accounts). For 2000, the Federal Reserve Board regulations required that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%, plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The Home Owners' Loan Act (HOLA) limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by multiple savings and loan holding companies. Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in non financial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that was to acquire the Company.

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

     In order for the Company to continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. In order to qualify as a qualified thrift lender, the Bank must maintain compliance with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to qualify as a "domestic building loan association" within the meaning of the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage related securities) in at least nine months out of each 12 month period. A holding company of an institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. For the year ended December 31, 1999, the Bank maintained in excess of 94.45% of its portfolio assets in qualified thrift investments. The Bank met all of the requirements relating to the QTL Test for the year ended December 31, 1999.

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

     The registration under the Securities Act of 1933, as amended (the Securities Act), of shares of the common stock that were issued in the Bank's conversion from mutual to stock form does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

Year 2000 Compliance

     As of March 1, 2000, the Company has experienced no disruptions or problems regarding the year 2000 (Y2K) rollover. As part of the Company's Year 2000 plan, on January 1, 2000, the Company tested and sampled internal systems, including its primary third-party data processor, telecommunications systems, automated teller machines and related third party vendors supporting these machines, various third party software applications and the company's ability to interface with its correspondent banks, such as the Chase Manhattan Bank and the Federal Reserve Bank. All testing completed on January 1, 2000 indicated all systems were operating as normal. Through March 1, 2000, all of the Company's internal hardware and software continue to operate as normal, and to date, to the Company's knowledge, all vendors utilized by the Company in its daily operations are operating normally and have not indicated any Y2K related problems.

     The Company will continue to monitor and oversee all internal operations and be in contact with its vendors regarding Y2K related issues. Based on the successful transition through the January, 2000 rollover period and the previously conducted testing, the Company does not anticipate any significant Y2K problems to arise. None of the Company's major commercial borrowers reported any Y2K related problems.

     The Company's expenditures for the Y2K effort total approximately $374,000 through December 31, 1999, including $314,000 for the fiscal 1999.

Recent Legislation

     Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

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

     Bad Debt Reserves. Prior to the enactment of The Small Business Job Protection Act of 1996 (the 1996 Act) on August 20, 1996, for Federal income tax purposes, thrift institutions which met certain definitional tests primarily relating to their assets (the 60% Test) and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within certain specified limitations, be deducted in arriving at taxable income. The Bank's deduction for bad debts with respect to non-qualifying loans could be computed using an amount based on a six year moving average of the Bank's actual loss experience (the Experience Method). The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interest in real property, could be computed using the Experience Method or a percentage equal to 8% of the Bank's taxable income (the PTI Method), computed with certain modifications and without regard to this deduction and reduced by the amount of the permitted deduction for bad debts on non-qualifying loans. Additions to the tax bad debt reserve under the PTI method were subject to an overall limitation. The allowable deduction under the PTI Method was limited to the excess of 12% of withdrawable accounts of depositors at the end of the year over the sum of the Bank's surplus, undivided profits and reserves at the beginning of the year. Use of the PTI Method had the effect of reducing the marginal rate of Federal tax on the Bank's income to 32.2%, exclusive of any minimum tax, as compared to the maximum corporate Federal income tax rate of 35%.

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

     The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to that income, is equal to the amount of the distribution. Thus, the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for Federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes a alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent the AMT exceeds the regular tax. AMTI regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Bank does not expect to be subject to the AMT.

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

State and Local Taxation

     New York State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (a) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (b) the applicable AMT. The AMT is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. The Bank, the Company and their subsidiaries (excluding Roslyn Capital Corporation, Roosevelt Asset Funding Corp. and RNMC Re, Inc.) file a combined return.

     The New York State tax law was amended in 1999 to reduce the tax rate on allocated entire net income. For tax years beginning after June 30, 2000 and before July 1, 2001, the tax rate is 8.5%; for tax years beginning after June 30, 2001 and before July 1, 2002, the tax rate is 8%; and tax years beginning after June 30, 2002, the tax rate is 7.5%.

     The Company, the Bank and their subsidiaries do business within the Metropolitan Transportation Business Tax District (the District) which is comprised of the counties of New York, Bronx, Kings, Queens, Richmond, Dutchess, Nassau, Orange, Putnam, Rockland, Suffolk, and Westchester. A tax surcharge is imposed on banking corporations doing business within the District and has been applied since 1982. This district tax rate is 17%.

     The District tax surcharge is scheduled to expire for tax years ending on or after December 31, 2001. In prior years, the District tax surcharge has been extended before its expiration date.

     The reduction in the tax rate on allocated entire net income enacted in 1999 will not be reflected in the computation of the District tax surcharge. The surcharge is to be computed as if the tax rate reductions had not occurred.

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

     City of New York Taxation: The Bank, the Company and its subsidiaries (excluding Roslyn Capital Corporation, Roosevelt Asset Funding Corporation and RNMC Re, Inc.) are also subject to a New York City banking corporation tax of 9% on income allocated to New York City calculated in a manner similar to New York State. Income is allocated to New York City based upon three factors: receipts, wages and deposits.

     In March 1997, the New York City tax law was amended, similar to New York State, to prevent the recapture of the tax bad debt reserve that would have otherwise occurred as a result of the enactment of the 1996 Act.

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

     RNMC Re, Inc.: RNMC Re, Inc. is subject to tax on its premium income in Vermont.

               EXECUTIVE OFFICERS OF THE REGISTRANT AND THE BANK

     The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Registrant and the Bank. All executive officers of the Registrant are also executive officers of the Bank.

     Joseph L. Mancino, Vice Chairman of the Board, President and Chief Executive Officer and a Director of the Registrant, Chairman of the Board and Chief Executive Officer of the Bank, joined the Bank in 1960, and has been Chairman of the Board and Chief Executive Officer of the Bank since 1993 and of the Registrant in 1997. Mr. Mancino was President of the Bank from 1993 until February 2000. In connection with the Registrant's acquisition of T R
Financial Corp. in 1999, Mr. Mancino became Vice Chairman of the Registrant. Mr. Mancino is 62 years of age.

     John M. Tsimbinos, Chairman of the Board of the Registrant and Vice Chairman of the Board of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Tsimbinos is 62 years of age.

     John R. Bransfield, Jr., Vice Chairman of the Registrant commencing in February 2000, President and Chief Operating Officer of the Bank commencing in February 2000, joined the Bank in 1993 as a Senior Vice President and Senior Lending Officer, became a Director in 1998, and became Senior Executive Vice President and Chief Operating Officer in 1999. Mr. Bransfield is 58 years of age.

     Nancy C. MacKenzie, Executive Vice President and Chief Information Officer of the Bank, joined the Bank in 1976, became Chief Information Officer in 1995, and became Executive Vice President and Chief Information Officer in 1999.
Ms. MacKenzie is 46 years of age.

     Daniel L. Murphy, Executive Vice President and Retail Banking Officer of the Bank, joined the Bank in 1978, and became Executive Vice President and Retail Banking Officer in 1999. Mr. Murphy is 40 years of age.

     Michael P. Puorro, Treasurer and Chief Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer of the Bank, joined the Bank in 1992 and became Executive Vice President and Chief Financial Officer in 1999. Mr. Puorro is 40 years of age.

     John L. Klag, Executive Vice President and Investment Officer of the Bank, joined the Bank in 1993 and became Executive Vice President and Investment Officer in 1999. Mr. Klag is 42 years of age.

     R. Patrick Quinn, Corporate Secretary of the Registrant, joined the Bank in 1999 as Corporate Secretary. Mr. Quinn is 38 years of age.

     Kevin T. Dunne, Senior Vice President and Senior Consumer Lending Officer of the Bank, joined the Bank in 1974 and became Senior Vice President and Senior Consumer Lending Officer in 1999. Mr. Dunne is 44 years of age.

     Ralph E. Caccipuoti, Senior Vice President and Retail Operations Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Retail Operations Officer in 1999. Mr. Caccipuoti is 44 years of age.

     Mary Ellen McKinley, Senior Vice President and Human Resources Officer of the Bank, joined the Bank in 1994 and became Senior Vice President and Human Resources Officer in 2000. Ms. McKinley is 54 years of age.

     John F. Coffey, Senior Vice President and Senior Commercial Lending Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Commercial Lending Officer in 1999. Mr. Coffey is 53 years of age.

     William A. Walter, Senior Vice President and Assistant Chief Financial Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Assistant Chief Financial Officer in 1999. Mr. Walter is 35 years of age.

     Walter G. Mullins, Senior Vice President and Marketing Officer of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Mullins is 54 years of age.

     Gerard L. Treglia, Senior Vice President and Retail Systems Officer of the Bank joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Treglia is 50 years of age.

Item 2. Properties.
-------------------

     The Bank currently conducts its business through 25 full service banking offices. In addition, RNMC, the Bank's mortgage banking subsidiary, conducts its business through the Bank's banking offices as well as eleven mortgage origination offices. The following table sets forth the Bank's and RNMC's offices as of December 31, 1999:

                                                         Original
                                        Leased             Year
                                          or            Leased or         Date of Lease
Location                                 Owned           Acquired          Expiration
--------------------------------     ------------     -------------     -----------------
Administrative/Main Office:

Roslyn Office                            Owned             1932          Not Applicable
1400 Old Northern Boulevard
Roslyn, NY  11576

Administrative Offices:

Garden City Office                       Owned             1976          Not Applicable
1122 Franklin Avenue
Garden City, New 11530

Jericho Office                          Leased             1999                2014
One Jericho Plaza
Jericho, NY  11753

Branch Offices:

Bayshore                                Leased             1999                2009
130-145 East Main Street
Bayshore, NY  11706

Bayside (1)                              Owned             1969          Not Applicable
224-04 Union Turnpike
Bayside, NY  11364

Bellmore                                 Owned             1972          Not Applicable
2641 Merrick Road
Bellmore, NY  11710

2790 Sunrise Highway (1)                Leased             1980                2010
Bellmore, NY  11710

Bellerose (1)                            Owned             1975          Not Applicable
247-53 Jamaica Avenue
Bellerose, NY  11426

Brooklyn (1)                             Owned             1920          Not Applicable
1024 Gates Avenue
Brooklyn, NY  11221

2925 Avenue U (1)                        Owned             1955          Not Applicable
Brooklyn, NY  11229

                                                         Original
                                        Leased             Year
                                          or            Leased or         Date of Lease
Location                                 Owned           Acquired          Expiration
--------------------------------     ------------     -------------     -----------------
Dix Hills (1)                           Leased             1995                2002
699 Old Country Road
Dix Hills, NY  11746

East Northport                           Owned             1992          Not Applicable
580 Larkfield Road
East Northport, NY  11731

Farmingdale                              Owned             1968          Not Applicable
14 Conklin Street
Farmingdale, NY 11735

Garden City (1)                          Owned             1976          Not Applicable
1122 Franklin Avenue
Garden City, NY  11530

108-110 Seventh Street (1)              Leased             1995                2025
Garden City, NY  11530

Hewlett (1)                              Owned             1996          Not Applicable
1280 Broadway
Hewlett, NY  11557

Howard Beach (1) (2)                     Owned             1965          Not Applicable
156-02 Cross Bay Boulevard
Howard Beach, NY  11414

Lawrence                                Leased             1996                2003
333 Central Avenue
Lawrence, NY  11559

Little Neck (1)                         Leased             1971                2017
254-09 Horace Harding Expressway
Little Neck, NY  11362

Massapequa (3)                          Leased             1996                2004
6199 Sunrise Highway                    /Owned
Massapequa, NY  11758

Massapequa Park (1)                      Owned             1961          Not Applicable
4848 Merrick Road
Massapequa Park, NY  11762

New Hyde Park (1)                        Owned             1975          Not Applicable
1114 Jericho Turnpike
New Hyde Park, NY  11040

North Babylon (1)                        Owned             1991          Not Applicable
1501 Deer Park Avenue
North Babylon, NY  11703

                                                         Original
                                        Leased             Year
                                          or            Leased or         Date of Lease
Location                                 Owned           Acquired          Expiration
--------------------------------     ------------     -------------     -----------------
Oceanside                                Owned             1998          Not Applicable
3140 Long Beach Road
Oceanside, NY  11572

Smithtown                               Leased             1998                2008
719 Smithtown Bypass
Smithtown, NY  11787

West Hempstead                           Owned             1965          Not Applicable
50 Hempstead Turnpike
West Hempstead, NY  11552

Woodbury (4)                            Leased             1976                2009
8081 Jericho Turnpike
Woodbury, NY 11797

                                                         Original
                                        Leased             Year
                                          or            Leased or         Date of Lease
Location                                 Owned           Acquired          Expiration
--------------------------------     ------------     -------------     -----------------
RNMC Origination Offices:

Melville - Main Office                   Leased            1999                2010
48 South Service Road
Melville, NY  11747

Birmingham                               Leased            1999                2000
1 Perimeter Park South
Suite 100N
Birmingham, AL  35243

Brentwood                                Leased            1999                2004
5115 Maryland Way
Brentwood, TN  37027

Cherry Hill                              Leased            1998           Month-to-month
Executive Quarters
1930 E. Marlton Pike
Suite Q26
Cherry Hill, NJ  08003

Columbia                                 Leased            1999                2004
6996 Columbia Gateway Drive
Suite 102
Columbia, MD  21045

Parsippany                               Leased            1998                2003
400 Lanidex Plaza
Suite 4203
Parsippany, NJ  07054

Patchogue                                Leased            1998            Month-to-month
57 E. Main Street
Patchogue, NY  11772

Richboro                                 Leased            1998                2000
130 Almshouse Road
Suite 200A
Richboro, PA  18954

                                                         Original
                                        Leased             Year
                                          or            Leased or         Date of Lease
Location                                 Owned           Acquired          Expiration
--------------------------------     ------------     -------------     -----------------
Vienna                                  Leased             1999                2004
1604 Springhill Road
Suite 110
Vienna, VA  22182

Whitestone                              Leased             1998                2003
17-20 Whitestone
 Expressway
Suite 400
Whitestone, NY  11357

Wilmington                              Leased             1998                2002
5301 Limestone Road
Suite 104
Wilmington, DE  19808

------------------------------
(1) The Bank acquired these former offices of Roosevelt Savings Bank on February 16, 1999.
(2)  Includes a leased accommodation facility adjacent to the branch office.
     The lease on such facility expires December 2011.
(3) The Bank owns the building but leases the minority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of thirty-three (33) years each.
(4) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of twenty (20) years each.

Item 3.  Legal Proceedings.
---------------------------

  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

     Information regarding the market for the Company's common equity and related stockholder matters appears in the 1999 Annual Report under the caption "Market Price of Common Stock" and is incorporated herein by this reference. The following schedule summarizes the dividend payment ratio (dividends declared/net income per share) for the periods indicated:


                        For the Year Ended December 31,
--------------------------------------------------------------------------------
        1999                       1998                        1997
--------------------         ------------------        ----------------------
      190.74%                     58.91%                      51.12%


Item 6.  Selected Financial Data.
---------------------------------

     Information regarding selected financial data appears on page 1 of the 1999 Annual Report under the caption "Selected Consolidated Financial and Other Data of the Company" and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 12 through 26 of the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Gap Analysis" in the 1999 Annual Report is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

      Information regarding the financial statements and the Independent Auditors' Report appears on pages 27 through 66 of the 1999 Annual Report and is incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.
---------------------------------------------------------

      Information regarding the Directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 under the caption "Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company," and to pages 47 and 48 herein. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation.
--------------------------------

      Information regarding executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 under the caption "Executive Compensation", not including the report of the personnel committee and the stock performance graph. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of the Stockholders to be held on May 24, 2000 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The company knows of no single person or group that is the beneficial owner of more than 5% of the Company's common stock.

     Information regarding security ownership of management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company." Pursuant to General Instructions G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 under the caption "Transactions With Certain Related Persons." Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

   1.  Financial Statements

       The following consolidated financial statements are included in the Company's Annual Report for the fiscal year ended December 31, 1999 and are incorporated herein by reference:

       - Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

       - Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

       - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

       - Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

       -  Notes to Consolidated Financial Statements

       -  Independent Auditors' Report

       - Selected Quarterly Financial Data (Unaudited) for the Years Ended December 31, 1999 and 1998

       The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

(a) 2. Financial Statement Schedules

       Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1999

       None.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
------

2.1 Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp./1/
2.2 First Amendment, dated as of January 23, 1999, to the Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. And T R Financial Corp./2/
3.1    Certificate of Incorporation of Roslyn Bancorp, Inc./3/
3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc./4/
3.3    Second Amended and Restated Bylaws of Roslyn Bancorp, Inc./5/
4.0    Form of Stock Certificate of Roslyn Bancorp, Inc./3/
10.1   Employment Agreement between Roslyn Bancorp, Inc. and Joseph L.
       Mancino/6/
10.2   Employment Agreement between Roslyn Savings Bank and Joseph L. Mancino/6/
10.3 Employment Agreement between Roslyn Bancorp, Inc. and John R. Bransfield, Jr./6/
10.4 Employment Agreement between Roslyn Savings Bank and John R. Bransfield, Jr./6/
10.5   Employment Agreement between Roslyn Bancorp, Inc. and Michael P.
       Puorro/6/
10.6   Employment Agreement between Roslyn Savings Bank and Michael P.
       Puorro/6/
10.7   Employment Agreement between Roslyn Savings Bank and John L. Klag/6/
10.8   Employment Agreement between Roslyn Savings Bank and Nancy MacKenzie/6/
10.9   Employment Agreement between Roslyn Savings Bank and Daniel L.
       Murphy/6/
10.10  Employment Agreement between Roslyn Bancorp, Inc. and R. Patrick
       Quinn/6/
10.11  Employment Agreement between Roslyn Savings Bank and R. Patrick
       Quinn/6/
10.12  Employment Agreement between Roslyn Bancorp, Inc. and John M.
       Tsimbinos/6/
10.13  The Roslyn Savings Bank Management Supplemental Retirement Plan/4/
10.14  Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan/5/
10.15  Employment Agreement between Roslyn Savings Bank and John M.
       Tsimbinos/4/

10.16 Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated as of March 16, 1993./7/
10.17 First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated./8/
10.18 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997./9/
11.0 Statement re: Computation of per Share Earnings (incorporated by reference to Note 17 to Notes to Consolidated Statements - Part IV, Item
       14).
13.0   1999 Annual Report
21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"
23.0   Consent of KPMG LLP
27.0   Financial Data Schedule (EDGAR version only)

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

4. Incorporated by reference into this document from the Exhibits to the Company's quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.

5. Incorporated by reference into this document from the Exhibits to the Company's quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on November 12, 1999.

6. Incorporated by reference into this document from the Exhibits filed with the Form 10-K and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on March 31, 1999.

7. Incorporated by reference into this document from the Appendix to the Proxy Statement for the Annual Meeting of Shareholders held on July 22, 1997, filed with the Securities and Exchange Commission on June 6, 1997.

8. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1993, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 30, 1994.

9. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1995, Commission File No. 0-21386,. Filed with the Securities and Exchange Commission on March 27, 1996 and as amended as of March 29, 1996.

10. Incorporated by reference to the Exhibits to T R Financial Corp.'s definitive Proxy Statement for its 1997 Annual Meeting of stockholders, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 19, 1997.

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

                             Roslyn Bancorp, Inc.
                    ------------------------------------------
                                 (Registrant)

                    /s/ Joseph L. Mancino                        March 30, 2000
                    ------------------------------------------   --------------
                    Joseph L. Mancino, Vice Chairman of the
                    Board, President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                         TITLE                                DATE
----                         -----                                -----

/s/ Joseph L. Mancino        Vice Chairman of the Board,          March 30, 2000
---------------------        President,& Chief Executive Officer  --------------
    Joseph L. Mancino


/s/ John M. Tsimbinos        Chairman of the Board                March 30, 2000
---------------------                                             --------------
    John M. Tsimbinos


/s/ John R. Bransfield       Vice Chairman of the Board           March 30, 2000
----------------------                                            --------------
    John R. Bransfield


/s/ Michael P. Puorro        Treasurer & Chief Financial Officer  March 30, 2000
---------------------                                             --------------
    Michael P. Puorro


/s/ A. Gordon Nutt           Director                             March 30, 2000
-------------------                                               --------------
    A. Gordon Nutt


/s/ Thomas J. Calabrese, Jr. Director                             March 30, 2000
----------------------------                                      --------------
    Thomas J. Calabrese, Jr.


/s/ Maureen E. Clancy        Director                             March 30, 2000
---------------------                                             --------------
    Maureen E. Clancy


/s/ Thomas A. Doherty        Director                             March 30, 2000
---------------------                                             --------------
    Thomas A. Doherty


/s/ Robert G. Freese         Director                             March 30, 2000
--------------------                                              --------------
    Robert G. Freese


/s/ Leonard Genovese         Director                             March 30, 2000
--------------------                                              --------------
    Leonard Genovese

NAME                                TITLE                   DATE
----                                -----                   -----


/s/ Dr. Edwin W. Martin, Jr.        Director                March 30, 2000
----------------------------                                --------------
    Dr. Edwin W. Martin, Jr.


/s/ Victor C. McCuaig               Director                March 30, 2000
---------------------                                       --------------
    Victor C. McCuaig


/s/ James E. Swiggett               Director                March 30, 2000
---------------------                                       --------------
    James E. Swiggett


/s/ Spiros J. Voutsinas             Director                March 30, 2000
-----------------------                                     --------------
    Spiros J. Voutsinas


/s/ Richard C. Webel                Director                March 30, 2000
--------------------                                        --------------
    Richard C. Webel