Form 10-Q
period 2000-03-31
ROSLYN BANCORP INC
filed 2000-05-11
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000                                  0-28886
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

                     Yes   [X]                   No  [ ]

The Registrant had 66,673,317 shares of Common Stock outstanding as of May 8, 2000.

                                   FORM 10-Q
                             ROSLYN BANCORP, INC.
                                     INDEX


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.      Financial Statements - (Unaudited):

             Consolidated Statements of Financial Condition at
               March 31, 2000 and December 31, 1999                                     1

             Consolidated Statements of Income for the three months ended
               March 31, 2000 and 1999                                                  2

             Consolidated Statement of Changes in Stockholders' Equity
               for the three months ended March 31, 2000                                3

             Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999                                     4

             Notes to Unaudited Consolidated Financial Statements                       5

ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     10

ITEM 3.      Quantitative and Qualitative Disclosure about Market Risk                 20


PART II - OTHER INFORMATION
-----------------------------

ITEM 1.      Legal Proceedings                                                         21

ITEM 2.      Changes in Securities                                                     21

ITEM 3.      Defaults Upon Senior Securities                                           21

ITEM 4.      Submission of Matters to a Vote of Security Holders                       21

ITEM 5.      Other Information                                                         21

ITEM 6.      Exhibits and Reports on Form 8-K                                          21

             Signature Page                                                            23



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

                             ROSLYN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (In thousands, except share amounts)

                                                                                           March 31, 2000          December 31, 1999
                                                                                        --------------------       -----------------
                                         ASSETS                                             (Unaudited)
                                         ------
      Cash and cash equivalents:
        Cash and cash items                                                                 $     7,646             $     8,937
        Due from banks                                                                           39,285                  39,112
        Money market investments                                                                  1,800                  30,800
                                                                                            -----------             -----------
                                                                                                 48,731                  78,849

      Debt and equity securities available-for-sale, net                                        709,021                 729,201
      Mortgage-backed and mortgage related securities available-for-sale, net                 2,441,279               2,801,284
                                                                                            -----------             -----------
                                                                                              3,150,300               3,530,485

      Federal Home Loan Bank of New York (FHLB) stock, at cost                                   41,404                  28,029
      Loans held-for-sale, net                                                                   30,502                  62,852
      Loans receivable held for investment, net:
        Real estate loans, net                                                                3,861,725               3,746,711
        Consumer loans, net                                                                     100,468                 101,751
                                                                                            -----------             -----------
                                                                                              3,962,193               3,848,462
        Less allowance for loan losses                                                          (39,779)                (40,155)
                                                                                            -----------             -----------
                                                                                              3,922,414               3,808,307
      Banking house and equipment, net                                                           32,304                  30,790
      Accrued interest receivable                                                                41,644                  42,763
      Mortgage servicing rights, net                                                             13,742                  17,953
      Excess of cost over fair value of net assets acquired, net                                  3,065                   3,215
      Real estate owned, net                                                                        322                       -
      Deferred tax asset, net                                                                    92,076                  97,156
      Other assets                                                                               40,443                  24,784
                                                                                            -----------             -----------
           Total assets                                                                     $ 7,416,947             $ 7,725,183
                                                                                            ===========             ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
         Liabilities:
           Deposits:
              Savings accounts                                                              $   895,048             $   915,369
              Certificates of deposit                                                         2,556,527               2,605,454
              Money market accounts                                                             249,637                 228,760
              Demand deposit accounts                                                           313,456                 296,029
                                                                                            -----------             -----------
                Total deposits                                                                4,014,668               4,045,612
           Official checks outstanding                                                           19,057                  25,758
           Borrowed funds:
              Reverse-repurchase agreements                                                   2,073,455               2,449,345
              Other borrowings                                                                  515,078                 395,196
           Accrued interest and dividends                                                        30,980                  28,924
           Mortgagors' escrow and security deposits                                              71,737                  59,465
           Accrued taxes payable                                                                 20,417                  15,905
           Accrued expenses and other liabilities                                                62,214                  67,319
                                                                                            -----------             -----------
              Total liabilities                                                               6,807,606               7,087,524
                                                                                            -----------             -----------
         Commitments and contingencies
         Stockholders' equity:
           Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                -                       -
           Common stock, $0.01 par value, 200,000,000 shares authorized; 79,212,903 shares issued and 68,665,817 and 71,551,008 shares outstanding at March
             31, 2000 and December 31, 1999, respectively                                           792                     792
           Additional paid-in-capital                                                           492,346                 492,311
           Retained earnings - substantially restricted                                         491,470                 478,891
           Accumulated other comprehensive loss:
              Net unrealized loss on securities available-for-sale, net of tax                 (102,416)               (109,557)
           Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                (47,976)                (48,425)
           Unearned common stock held by Stock-Based Incentive Plan (SBIP)                      (19,332)                (20,894)
           Common stock held by Supplemental Executive Retirement Plan and
             Trust (SERP), at cost (383,086 and 347,895 shares at March 31, 2000
             and December 31, 1999, respectively)                                                (4,772)                 (4,191)
           Treasury stock, at cost (10,164,000 and 7,314,000 shares at March 31, 2000
             and December 31, 1999, respectively)                                              (200,771)               (151,268)
                                                                                            -----------             -----------
              Total stockholders' equity                                                        609,341                 637,659
                                                                                            -----------             -----------
              Total liabilities and stockholders' equity                                    $ 7,416,947             $ 7,725,183
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

                             ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)



                                                               For the Three Months Ended
                                                                       March 31,
                                                          -------------------------------------
                                                                2000                1999
                                                          -----------------    ----------------
Interest income:
    Federal funds sold and short-term deposits             $         233       $         694
    Debt and equity securities                                    14,485              11,796
    Mortgage-backed and mortgage related securities               47,580              49,635
    Real estate loans                                             71,128              65,491
    Consumer loans                                                 2,048               2,065
                                                           -------------       -------------
       Total interest income                                     135,474             129,681
                                                           -------------       -------------
Interest expense:
    Deposits                                                      42,424              44,552
    Borrowed funds                                                40,034              33,539
                                                           -------------       -------------
       Total interest expense                                     82,458              78,091
                                                           -------------       -------------
Net interest income before provision for
       loan losses                                                53,016              51,590
Provision for loan losses                                              -                   -
                                                           -------------       -------------
Net interest income after provision for loan losses               53,016              51,590
                                                           -------------       -------------
Non-interest income:
    Fees and service charges                                       1,828               1,350
    Mortgage banking operations                                    2,504               3,217
    Net (losses)/gains on securities                              (7,784)              2,185
    Other non-interest income                                        247                 118
                                                           -------------       -------------
       Total non-interest income                                  (3,205)              6,870
                                                           -------------       -------------
Non-interest expense:
    General and administrative expenses:
       Compensation and employee benefits                          9,749              11,854
       Occupancy and equipment                                     2,637               2,201
       Deposit insurance premiums                                    331                 155
       Advertising and promotion                                     891                 630
       Other non-interest expenses                                 4,871               4,011
                                                           -------------       -------------
          Total general and administrative expenses               18,479              18,851
    Amortization of excess of cost over fair value of
      net assets acquired                                            150                 118
    Real estate operations, net                                       12                (290)
    Merger related costs                                               -              87,987
    Restructuring charge                                               -               5,903
                                                           -------------       -------------
          Total non-interest expense                              18,641             112,569
                                                           -------------       -------------
Income/(loss) before provision for income taxes
  and extraordinary item                                          31,170             (54,109)
Provision for income taxes                                         7,676               1,657
                                                           -------------       -------------
Income/(loss) before extraordinary item                           23,494             (55,766)
Extraordinary item, net of tax - prepayment penalty on
  debt extinguishment                                                  -              (2,916)
                                                           -------------       -------------
Net income/(loss)                                          $      23,494       $     (58,682)
                                                           =============       =============
Basic earnings/(loss) per share:
    Income/(loss) before extraordinary item                $        0.35       $       (0.78)
    Extraordinary item, net of tax                                     -               (0.04)
                                                           -------------       -------------
    Net income/(loss) per share                            $        0.35       $       (0.82)
                                                           =============       =============
Diluted earnings/(loss) per share:
    Income/(loss) before extraordinary item                $        0.35       $       (0.75)
    Extraordinary item, net of tax                                     -               (0.04)
                                                           -------------       -------------
    Net income/(loss) per share                            $        0.35       $       (0.79)
                                                           =============       =============


    See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                (In thousands)


                                                                                                           Unallocated
                                                                         Retained         Accumulated         common
                                                        Additional       earnings-           other            stock
                                           Common        paid-in-      substantially     comprehensive       held by
                                            stock        capital        restricted            loss             ESOP
                                         -----------    ----------     ------------     --------------    -------------

Balance at December 31, 1999            $       792    $   492,311    $    478,891     $   (109,557)     $   (48,425)

Comprehensive income:
  Net income                                                                23,494
  Other comprehensive income, net
    of tax:
    Net unrealized gain on certain
      securities, net of reclassification
      adjustment (1) (2)                                                                      7,141
  Comprehensive income
Exercise of stock options and related
  tax benefit                                                               (1,224)
Allocation of ESOP stock and related
  tax benefit                                                   35                                               449
Amortization of SBIP stock awards                                             (147)
Cash dividends declared on common
  stock                                                                     (9,544)
Common stock acquired, at cost
                                        -----------    -----------     -----------     ------------      -----------
Balance at March 31, 2000               $       792    $   492,346     $   491,470     $   (102,416)     $   (47,976)
                                        ===========    ===========     ===========     ============      ===========




                                          Unearned
                                           common
                                            stock              Common           Treasury          Total
                                           held by          stock held by         stock,       stockholders'
                                            SBIP            SERP, at cost        at cost         equity
                                         -----------        -------------    --------------    -------------

Balance at December 31, 1999            $   (20,894)      $      (4,191)     $  (151,268)    $   637,659

Comprehensive income:
  Net income                                                                                      23,494
  Other comprehensive income,  net
    of tax:
    Net unrealized gain on certain
      securities, net of reclassification
      adjustment (1) (2)                                                                           7,141
                                                                                              ----------
  Comprehensive income                                                                            30,635
                                                                                              ----------
Exercise of stock options and related
  tax benefit                                                                                     (1,224)
Allocation of ESOP stock and related
  tax benefit                                                                                        484
Amortization of SBIP stock awards             1,562                                                1,415
Cash dividends declared on common
  stock                                                                                           (9,544)
Common stock acquired, at cost                                      (581)        (49,503)        (50,084)
                                        -----------           ----------     -----------     -----------
Balance at March 31, 2000               $   (19,332)          $   (4,772)    $  (200,771)    $   609,341
                                        ===========           ==========     ============    ===========


(1) Disclosure of reclassification amount, net of tax, for the three months ended March 31, 2000:

     Net unrealized appreciation arising during the period                    $          2,644
     Add:  Reclassification adjustment for net losses included in net income             4,497
                                                                              ----------------
     Net unrealized gain on certain securities                                $          7,141
                                                                              ================

(2) The tax expense relating to the net unrealized gain on certain securities, net of reclassification adjustment for the three months ended March 31, 2000 was $5.2 million.

(3)  Disclosure of Comprehensive Loss at March 31, 1999:

     Net loss for the quarter ended March 31, 1999                            $        (58,682)
     Other comprehensive loss, net of tax:
         Unrealized loss on certain securities, net of
           reclassification adjustment                                                  (5,755)
                                                                              ----------------
     Comprehensive loss for the quarter ended March 31, 1999                  $        (64,437)
                                                                              ================


    See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                For the Three Months Ended
                                                                                                         March 31,
                                                                                                -----------------------------
                                                                                                  2000                1999
                                                                                                -----------       -----------
Cash flows from operating activities:
Net income (loss)                                                                                $   23,494       $  (58,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
  Provision for (recovery of) real estate owned losses                                                   12             (329)
  Originated mortgage servicing rights, net of amortization and valuation adjustment                  4,211           (1,751)
  Amortization of excess of cost over fair value of net assets acquired                                 150              118
  Depreciation and amortization                                                                         912              797
  Amortization of premiums in excess of accretion of discounts                                        3,617               20
  ESOP and SBIP expense, net                                                                          1,899            1,497
  Originations and purchases of loans held-for-sale, net of sales and securitizations                34,570           10,701
  Gains on sales of loans                                                                            (2,438)          (3,981)
  Net losses (gains) on securities                                                                    7,784           (2,185)
  Net gains on sales of real estate owned                                                                 -               (9)
  Merger related costs and restructuring charges                                                          -           65,727
  Income taxes deferred and tax benefits attributable to stock plans                                    702           (2,013)
  Changes in assets and liabilities:
     Decrease in accrued interest receivable                                                          1,119            3,086
     (Increase) decrease in other assets                                                            (15,508)           2,908
     (Decrease) increase in official checks outstanding                                              (6,701)          17,730
     Increase (decrease) in accrued interest and dividends                                            2,056           (5,585)
     Increase (decrease) in accrued taxes payable                                                     4,512          (24,979)
     Decrease in accrued expenses and other liabilities                                              (5,105)         (27,139)
     Net (decrease) increase in unearned income                                                      (1,481)             849
     Increase in other, net                                                                               6              168
                                                                                                 ----------       ----------
       Net cash provided by (used in) operating activities                                           53,811          (23,052)
                                                                                                 ----------       ----------
Cash flows from investing activities:
  (Purchases of) proceeds from redemption of FHLB capital stock                                     (13,375)          13,650
  Proceeds from sales and repayments of debt, equity, mortgage-backed and mortgage
      related securities available-for-sale                                                         463,949           872,482
  Purchases of debt, equity, mortgage-backed and mortgage related securities available-for-sale     (82,944)         (792,144)
  Loan originations and purchases (in excess of) less than principal repayments                    (122,616)           69,137
  Proceeds from sales of loans held for investment                                                    9,868                 -
  (Purchases) disposition of banking house and equipment, net                                        (2,426)              675
  Proceeds from sales of real estate owned                                                                -               641
                                                                                                 ----------       ----------
       Net cash provided by investing activities                                                    252,456          164,441
                                                                                                 ----------       ----------
Cash flows from financing activities:
  Increase in demand deposit, money market and savings accounts                                      17,983            3,901
  (Decrease) increase in certificates of deposit                                                    (48,927)           3,582
  Decrease in short-term borrowed funds                                                            (137,754)        (145,594)
  Decrease in long-term borrowed funds                                                             (118,254)          (9,293)
  Increase in mortgagors' escrow and security deposits                                               12,272            5,619
  Net cash used in exercise of stock options                                                         (2,077)               -
  Cash dividends paid on common stock                                                                (9,544)          (8,379)
  Cost to repurchase treasury stock                                                                 (49,503)               -
  Cost to repurchase common stock for SERP                                                             (581)               -
  Proceeds from re-issuance of treasury stock                                                             -            7,650
                                                                                                 ----------       ----------
       Net cash used in financing activities                                                       (336,385)        (142,514)
                                                                                                 ----------       ----------
  Net decrease in cash and cash equivalents                                                         (30,118)          (1,125)
  Cash and cash equivalents at beginning of period                                                   78,849           94,188
                                                                                                 ----------       ----------
  Cash and cash equivalents at end of period                                                     $   48,731       $   93,063
                                                                                                 ==========       ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest on deposits and borrowed funds                                                        $   80,402      $    88,724
                                                                                                 ==========      ===========
  Income taxes                                                                                   $    2,458      $    26,428
                                                                                                 ==========      ===========

Non-cash investing activities:
  Additions to real estate owned, net                                                            $      340      $         -
                                                                                                 ==========      ===========

  Transfer of securities from held-to-maturity to available-for-sale, at amortized cost          $        -      $ 1,269,280
                                                                                                 ==========      ===========

    See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Roslyn Bancorp, Inc. and its wholly-owned subsidiaries (collectively, the Company). Roslyn Bancorp, Inc. is the holding company for The Roslyn Savings Bank and its subsidiaries (the Bank).

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report.

2.  ACQUISITION OF T R FINANCIAL CORP.

On February 16, 1999, a merger between T R Financial Corp., a Delaware company, and the Company was completed with the Company as the surviving corporation.
The transaction was treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. As part of the Merger, T R Financial Corp.'s wholly-owned subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, was merged into the Bank.

Pursuant to the merger agreement, each share of T R Financial Corp. common stock was converted into the Company's common stock at a fixed exchange ratio of 2.05 shares of Roslyn Bancorp, Inc. common stock for each share of T R Financial Corp. held. As a result, 17,347,768 shares of T R Financial Corp. common stock were exchanged for 35,528,785 shares of the Company's common stock and a total of 1,746,880 T R Financial Corp. stock options were converted into options to purchase a maximum of 3,581,103 shares of the Company's common stock at exercise prices ranging from $2.20 to $17.32 per share, depending on the exercise price of the underlying T R Financial Corp. stock option. Additionally, under the agreement, five former directors of T R Financial Corp. joined the Boards of Directors of the Company and the Bank.

3.  EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended March 31, 2000 and 1999, compensation expense attributable to the ESOP was approximately $484,000 and $461,000, respectively. Concurrent with the Merger and pursuant to the terms of the T R Financial Corp. ESOP, the T R Financial Corp. ESOP loan of approximately $4.5 million was satisfied on March 30, 1999, through the sale of approximately 244,000 shares of Roslyn Bancorp, Inc. common stock. The remaining shares held by the ESOP trustee were released for allocation to the former T R Financial Corp. employees. Included in the merger related costs incurred during the quarter ended March 31, 1999 was $24.6 million relating to the allocation of the shares to the former employees of T R Financial Corp. This transaction represents a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering. At March 31, 2000, $13.9 million of merger related costs, pertaining to the T R Financial Corp. ESOP, remains in other liabilities on the accompanying unaudited consolidated statements of financial condition.

4.  STOCK-BASED INCENTIVE PLAN

During the three months ended March 31, 2000, the Company granted stock awards of 24,400 shares, with prices ranging from $16.81 to $17.75 per share. These awards vest over five years on the anniversary dates of the awards. During the three months ended March 31, 2000, awards relating to 4,588 shares were forfeited. For the three months ended March 31, 2000 and 1999, compensation expense attributable to the stock-based incentive plan was approximately $1.4 million and $1.0 million, respectively.

During the three months ended March 31, 2000, the Company granted stock options to purchase 127,500 shares of the Company's common stock, with exercise prices ranging from $16.81 to $17.75 per share. These options vest over five years on the anniversary dates of the options. Additionally, options to purchase 26,712 shares of the Company's common stock were forfeited and options to purchase 238,515 shares were exercised during the three months ended March 31, 2000. The total number of outstanding stock options at March 31, 2000 was 6,082,096.

5.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This statement delays the effective date for one year of SFAS No. 133, to fiscal years beginning after June 15, 2000. SFAS Nos. 133 and 137 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 133.

6.  RECENT DEVELOPMENTS

On February 24, 2000, the Company announced that its Board of Directors declared a quarterly dividend of $0.145 per common share. The dividend was paid on March 14, 2000 to shareholders of record as of March 2, 2000.

On February 17, 2000, the Company announced that its Board of Directors approved the Company's fifth stock repurchase plan. The plan authorized the purchase of up to 5% of the Company's common stock outstanding, or 3.5 million shares. As of March 31, 2000, 413,000 shares were repurchased under this program at an average price of $16.08 per share.

On January 3, 2000, the Company announced that John R. Bransfield, Jr. has been promoted to the position of President and Chief Operating Officer of The Roslyn Savings Bank and Vice Chairman of Roslyn Bancorp, Inc.

7.   DEBT AND EQUITY AND MORTGAGE-BACKED AND MORTGAGE RELATED
     SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt and equity and mortgage-backed and mortgage related securities, net of the Company at March 31, 2000 and December 31, 1999:

                                                                      March 31, 2000                 December 31, 1999
                                                             ------------------------------- -------------------------------
                                                                                 Estimated                       Estimated
                                                                 Amortized          Fair         Amortized          Fair
                                                                   Cost            Value            Cost           Value
                                                             ---------------- -------------- ---------------- --------------
                                                                                       (In thousands)
Available-for-sale:
 Debt securities:
  United States Government - direct and
     guaranteed, net                                             $    41,171     $    41,594     $    67,192     $    67,880
  United States Government agencies, net                             291,698         273,164         287,642         267,942
  State, county and municipal, net                                     7,553           7,586           4,762           4,833
                                                                 -----------     -----------     -----------     -----------
   Total debt securities available-for-sale, net                     340,422         322,344         359,596         340,655
                                                                 -----------     -----------     -----------     -----------
 Equity securities:
  Preferred and common stock                                         218,848         186,223         227,854         202,753
  Trust preferreds, net                                              211,186         185,512         194,604         169,040
  Other                                                               16,556          14,942          16,541          16,753
                                                                 -----------     -----------     -----------     -----------
   Total equity securities available-for-sale, net                   446,590         386,677         438,999         388,546
                                                                 -----------     -----------     -----------     -----------
 Mortgage-backed and mortgage related securities, net:
  FNMA pass-through securities, net                                  147,181         143,851         177,003         172,669
  GNMA pass-through securities, net                                  636,610         619,033         638,855         621,205
  FHLMC pass-through securities, net                                 161,340         162,510         171,591         173,581
  GNMA adjustable-rate mortgage
    pass-through securities, net                                     165,516         166,118         174,480         175,997
  FNMA adjustable-rate mortgage pass-through securities, net               -               -          63,148          63,148
  Whole loan private collateralized mortgage obligations, net        443,764         429,169         536,320         513,940
  Agency collateralized mortgage obligations, net                    986,046         920,598       1,159,882       1,080,744
                                                                 -----------     -----------     -----------     -----------
   Total mortgage-backed and mortgage
     related securities available-for-sale, net                    2,540,457       2,441,279       2,921,279       2,801,284
                                                                 -----------     -----------     -----------     -----------
   Total securities available-for-sale, net                      $ 3,327,469     $ 3,150,300     $ 3,719,874     $ 3,530,485
                                                                 ===========     ===========     ===========     ===========

8.    LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2000 and December 31, 1999 consist of the following:

                                                                      March 31, 2000               December 31, 1999
                                                                   -------------------           ---------------------
                                                                                    (In thousands)
Loans held-for-sale, net:
  One- to four-family loans, net                                       $       29,436                $       61,064
  Student loans                                                                 1,066                         1,788
                                                                       --------------                --------------
    Loans held-for-sale, net                                           $       30,502                $       62,852
                                                                       ==============                ==============

Loans receivable held for investment, net:
 Real estate loans:
  One- to four-family                                                  $    3,017,176                $    2,903,771
  Multi-family                                                                 88,550                        89,161
  Home equity and second mortgage                                             141,540                       139,191
  Commercial real estate                                                      482,867                       489,504
  Construction and development                                                114,005                       107,781
                                                                       --------------                --------------
    Total real estate loans                                                 3,844,138                     3,729,408

  Less:
     Net unamortized discount and deferred income                              (3,163)                       (3,496)
     Net deferred loan origination costs                                       20,750                        20,799
                                                                       --------------                --------------
      Total real estate loans, net                                          3,861,725                     3,746,711

 Consumer loans, net:
   Consumer                                                                    26,329                        21,947
   Automobile leases, net                                                      74,139                        79,804
                                                                       --------------                --------------
      Total consumer loans, net                                               100,468                       101,751
 Less allowance for loan losses                                               (39,779)                      (40,155)
                                                                       --------------                --------------
    Loans receivable held for investment, net                          $    3,922,414                $    3,808,307
                                                                       ==============                ==============

9.   ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned at the dates indicated. It is the Bank's general policy to discontinue accruing interest on all loans which are more than 90 days past due, or when in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

                                                           At March 31, 2000    At December 31, 1999
                                                           -----------------    --------------------
                                                                       (In thousands)
Non-performing loans:
  One- to four-family                                         $      9,097          $    16,354
  Commercial real estate                                             2,045                2,434
  Multi-family                                                         121                    -
  Home equity                                                           64                   79
  Consumer                                                              93                   96
                                                             -------------         -------------
     Total non-accrual loans                                        11,420               18,963
Loans contractually past due 90 days or more                            --                   --
                                                             -------------         ------------
     Total non-performing loans                                     11,420               18,963
Real estate owned, net (1)                                             322                   --
                                                             -------------         ------------
     Total non-performing assets                              $     11,742          $    18,963
                                                             =============         ============

Allowance for loan losses as a percent of loans (2)                   1.00%                1.04%

Allowance for loan losses as a percent of total
  non-performing loans                                              348.33%              211.75%

Non-performing loans as a percent of  loans (2)                       0.29%                0.49%

Non-performing assets as a percent of total assets                    0.16%                0.25%

(1)  Real estate owned balance is shown net of related loss allowance.
(2) Loans include loans receivable held for investment, net, excluding the allowance for loan losses.

Loans in arrears three months or more were as follows at:

                                                             Amount          Percent of Loans
                                                             ------          ----------------
                                                     (Dollars in thousands)

          March 31, 2000                                     $11,420              0.29%
                                                             =======              ====
          December 31, 1999                                  $18,963              0.49%
                                                             =======              ====
          December 31, 1998                                  $20,649              0.57%
                                                             =======              ====

The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time was $1.1 million and $1.2 million at March 31, 2000 and December 31, 1999, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $23,000 and $107,000 during the three months ended March 31, 2000 and year ended December 31, 1999, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank and its subsidiaries (the Bank), a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. and its subsidiaries (collectively the Company), this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets at March 31, 2000 were $7.42 billion, a decrease of $308.2 million, or 4.0%, from $7.73 billion at December 31, 1999. This decrease was primarily due to decreases in the debt, equity and mortgage-backed and mortgage related securities portfolios, partially offset by an increase in the real estate loans held for investment portfolio. Real estate loans held for investment, net of unearned income, increased $115.0 million, or 3.1%, to $3.86 billion at March 31, 2000, as compared to $3.75 billion at December 31, 1999. The increase in real estate loans held for investment, net of unearned income, is primarily due to real estate loan originations of $303.1 million for the quarter ended March 31, 2000. Debt, equity and mortgage-backed and mortgage related securities decreased $380.2 million, or 10.8%, from $3.53 billion at December 31, 1999, to $3.15 billion at March 31, 2000. The decrease in investment securities is primarily due to management's strategy of repositioning its securities portfolio through the sale of lower yielding securities and utilizing the proceeds to reduce maturing liability positions, thus reducing the Company's exposure to interest rate risk and margin compression.

Total liabilities at March 31, 2000 were $6.81 billion, a decrease of $279.9 million, or 3.9%, from $7.09 billion at December 31, 1999. The decrease in total liabilities was principally due to a $256.0 million, or 9.0%, decrease in borrowed funds from $2.84 billion at December 31, 1999 to $2.59 billion at March 31, 2000. Total deposits decreased $30.9 million, or 0.8%, from $4.05 billion at December 31, 1999 to $4.01 billion at March 31, 2000. The decrease in deposits reflects the Company's continued emphasis on enhancing core deposits and decreasing reliance on high-cost time deposits. Certificates of deposit decreased $48.9 million, or 1.9%, from $2.61 billion at December 31, 1999 to $2.56 billion at March 31, 2000. Core deposits increased $18.0 million, or 1.2%, from $1.44 billion at December 31, 1999 to $1.46 billion at March 31, 2000.

Total stockholders' equity decreased $28.4 million, or 4.4%, to $609.3 million at March 31, 2000 from $637.7 million at December 31, 1999. The decrease was primarily due to the Company's purchase of $49.5 million of treasury stock and dividends paid of $9.5 million for the three months ended March 31, 2000. Partially offsetting the purchases of treasury stock and dividends paid was net income for the quarter ended March 31, 2000 of $23.5 million, a $7.1 million decrease in net unrealized loss on securities available-for-sale, net of tax and $1.9 million of amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company's unaudited consolidated average statements of financial condition and the Company's unaudited consolidated statements of income for the three months ended March 31, 2000 and 1999, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances and include non-performing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                       For the Three Months Ended March 31,
                                                 --------------------------------------------------------------------------------
                                                                  2000                                      1999
                                                 --------------------------------------    --------------------------------------
                                                                              Average                                   Average
                                                   Average                     Yield/        Average                     Yield/
                                                   Balance      Interest        Cost         Balance      Interest        Cost
                                                 -----------  ------------  -----------    -----------  ------------  -----------
                                                                              (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits   $     16,665  $       233      5.59%     $    60,441   $      694       4.59%
   Debt and equity securities, net                   815,488       14,485      7.10          736,045       11,796       6.41
   Mortgage-backed and mortgage
     related securities, net                       2,781,299       47,580      6.84        3,070,912       49,635       6.47
   Real estate loans, net                          3,801,530       71,128      7.48        3,519,843       65,491       7.44
   Consumer loans, net                               104,140        2,048      7.87          114,215        2,065       7.23
                                                 -----------   ----------                -----------   ----------
          Total interest-earning assets            7,519,122      135,474      7.21        7,501,456      129,681       6.91
                                                               ----------                              ----------
Non-interest-earning assets                           51,424                                 197,845
                                                 -----------                             -----------

Total assets                                    $  7,570,546                            $  7,699,301
                                                ============                            ============

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                        $    241,283        2,537      4.21     $    129,629        1,158       3.57
   Savings accounts                                  958,237        4,652      1.94        1,026,856        6,057       2.36
   Super NOW and NOW accounts                        142,405          689      1.94          154,482          888       2.30
   Certificates of deposit                         2,575,640       34,546      5.37        2,904,745       36,449       5.02
                                                 -----------   ----------                -----------   ----------
          Total deposits                           3,917,565       42,424      4.33        4,215,712       44,552       4.23
   Borrowed funds                                  2,761,142       40,034      5.80        2,444,207       33,539       5.49
                                                 -----------   ----------                -----------   ----------
          Total interest-bearing liabilities       6,678,707       82,458      4.94        6,659,919       78,091       4.69
                                                               ----------                              ----------
Non-interest-bearing liabilities                     284,132                                 189,399
                                                 -----------                             -----------
Total liabilities                                  6,962,839                               6,849,318
Stockholders' equity                                 607,707                                 849,983
                                                 -----------                             -----------

Total liabilities and stockholders' equity      $  7,570,546                             $ 7,699,301
                                                ============                             ===========

Net interest income/interest rate spread                       $   53,016      2.27%                   $   51,590       2.22%
                                                               ==========    ======                    ==========     ======

Net interest margin                                                            2.82%                                    2.75%
                                                                             ======                                   ======
Ratio of interest-earning assets to
  interest-bearing liabilities                                               112.58%                                  112.64%
                                                                             ======                                   ======

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

General

The Company reported net income of $23.5 million, or basic and diluted earnings per share of $0.35 for the quarter ended March 31, 2000, compared to a net loss of $58.7 million, or basic and diluted loss per share of $0.82 and $0.79, respectively, for the comparable prior year period.

The quarter ended March 31, 1999, includes $78.5 million, net of tax, of merger related costs associated with the acquisition of T R Financial Corp. and $3.4 million, net of tax, of restructuring charges relating to the January 1999 early retirement program. Additionally, an extraordinary item of $2.9 million, net of tax, was incurred during the quarter ended March 31, 1999, relating to prepayment penalties incurred in recasting the borrowed funds position.

Interest Income

Interest income for the quarter ended March 31, 2000, increased $5.8 million, or 4.5%, to $135.5 million, from $129.7 million as compared to the quarter ended March 31, 1999. The increase was primarily the result of an increase in the average yield on total interest-earning assets from 6.91% for the quarter ended March 31, 1999 to 7.21% for the 2000 comparable quarter. Average interest-earning assets increased to $7.52 billion for the quarter ended March 31, 2000 as compared to $7.50 billion in the comparable quarter of 1999. The increase in average interest-earning assets was principally attributable to growth of $281.7 million in average real estate loans, net and $79.4 million in average debt and equity securities, offset in part by a $289.6 million decrease in average mortgage-backed and mortgage related securities, net and a $10.1 million decrease in average consumer loans, net.

Interest income on real estate loans increased $5.6 million, or 8.6%, to $71.1 million for the three months ended March 31, 2000, from $65.5 million for the same period in 1999. The increase was a result of the growth in the average balance of real estate loans outstanding from $3.52 billion for the quarter ended March 31, 1999 to $3.80 billion for the quarter ended March 31, 2000, primarily due to continued strong real estate loan production. The increase was also the result of a four basis point increase in the average yield on real estate loans from 7.44% for the three months ended March 31, 1999 to 7.48% for the same period in 2000. The increase in the yield was principally due to the effect of recent rate increases to the indexes utilized on the adjustable-rate loan portfolio.

Interest income on mortgage-backed and mortgage related securities, net decreased $2.0 million, or 4.1%, to $47.6 million for the three months ended March 31, 2000, from $49.6 million for the same period in 1999. The decrease was principally the result of a reduction in the average balance of mortgage-backed and mortgage related securities, net from $3.07 billion for the three months ended March 31, 1999 to $2.78 billion for the three months ended March 31, 2000, which was due to management's strategy of repositioning the balance sheet during 1999. The decrease in the average balance was offset by a 37 basis point increase in the average yield on mortgage-backed and mortgage related securities, net from 6.47% for the three months ended March 31, 1999 to 6.84% for the same period in 2000.

Interest income on debt and equity securities, net increased $2.7 million, or 22.8%, to $14.5 million for the three months ended March 31, 2000 from $11.8 million for the same period in 1999. The increase was the result of an increase in the average balance of debt and equity securities, net coupled with a 69 basis point increase in the average yield from 6.41% for the quarter ended March 31, 1999 to 7.10% for the same period in 2000.

Interest income on consumer loans, net decreased $17,000, or 0.8%, to $2.0 million for the three months ended March 31, 2000, from $2.1 million for the same period in 1999. The decrease in interest income was primarily the result of a decrease in the average balance of consumer loans, net outstanding from $114.2 million for the three months ended March 31, 1999 to $104.1 million for the three months ended March 31, 2000. This decrease was offset by a 64 basis point increase in the average yield on consumer loans, net from 7.23% for the three months ended March 31, 1999 to 7.87% for the same period in 2000.

Interest Expense

Interest expense for the three months ended March 31, 2000, was $82.5 million, compared to $78.1 million for the three months ended March 31, 1999, an increase of $4.4 million, or 5.6%. The increase in interest expense is related to a 25 basis point increase in the average cost of interest-bearing liabilities and a $18.8 million, or 0.3%, increase in the average balance of interest-bearing liabilities from $6.66 billion for the quarter ended March 31, 1999 to $6.68 billion for the quarter ended March 31, 2000. This increase reflects a $316.9 million increase in the average balance of borrowed funds, offset by a $298.1 million decrease in the average balance of interest-bearing deposits for the quarter ended March 31, 2000, as compared to the prior year quarter.

The average balance of borrowed funds increased $316.9 million, or 13.0%, from $2.44 billion for the three months ended March 31, 1999 to $2.76 billion for the three months ended March 31, 2000. This increase, combined with a 31 basis point increase in the average cost, resulted in a $6.5 million increase in interest expense on borrowed funds, from $33.5 million for the quarter ended March 31, 1999, to $40.0 million for the quarter ended March 31, 2000.

Interest expense on interest-bearing deposits for the three months ended March 31, 2000 decreased $2.2 million, or 4.8%, to $42.4 million from $44.6 million for the corresponding 1999 period. This decrease was primarily due to a decrease in the average balance of savings accounts of $68.6 million, Super NOW and NOW accounts of $12.1 million and certificates of deposit of $329.1 million, offset by an increase in average money market accounts of $111.7 million. The decrease in certificates of deposit was due to management's strategy of decreasing its reliance on high-cost time deposits. The increase in average money market accounts was achieved by introducing new deposit products and the growth in deposits from the 1999 de-novo branches. The effect of lower average deposit balances was offset by a 10 basis point increase in the average cost of deposits. The increase in average cost was the result of the current rising interest rate environment, coupled with a change in the deposit mix.

Net Interest Income

Net interest income before provision for loan losses was $53.0 million for the three months ended March 31, 2000 as compared to $51.6 million for the three months ended March 31, 1999, an increase of $1.4 million, or 2.8%. The increase reflects the increases in the net interest rate spread and margin of five and seven basis points, respectively, for the 2000 quarter as compared to the 1999 quarter.

The increases in the net interest rate spread and margin to 2.27% and 2.82%, respectively, for the quarter ended March 31, 2000, reflects the effect of the Company's balance sheet repositioning that has occurred since the end of the first quarter of 1999. Additionally, the average balance of certificates of deposit has continued to decline as certificates renew in the current interest rate environment, offset in part by an increase in the average balance of core deposits. The average yield of interest-earning assets increased 30 basis points to 7.21% while the average cost of interest-bearing liabilities only rose 25 basis points to 4.94% for the 2000 quarter as compared to the 1999 quarter.

Provision for Loan Losses

The Company had no provision for loan losses for the three months ended March 31, 2000 and 1999. The lack of a provision for loan losses for the three months ended March 31, 2000 and 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At March 31, 2000 and December 31, 1999, the allowance for loan losses amounted to $39.8 million and $40.2 million, respectively, and the ratio of such allowance to total non-performing loans was 348.33% at March 31, 2000 as compared to 211.75% at December 31, 1999.

The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and primarily encompasses multi-family, commercial real estate and construction and development loans. The result of these individual analyses is the allocation of the overall allowance to specific allowances for individual loans, for both loans considered impaired and non-impaired.

The loan pool analyses are performed on the balance of the portfolio, primarily the one- to four-family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgages; residential construction loans; commercial construction loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter two sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosures proceedings in the Company's local and other lending areas. Management continues to believe the Company's reported allowance for loan losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Non-Interest Income

Non-interest income decreased $10.1 million, or 146.7%, to a non-interest income loss of $3.2 million for the quarter ended March 31, 2000, as compared to non-interest income of $6.9 million for the same prior year period. The decrease was the result of $10.0 million decrease in net gains on sales of securities. The loss on sales of securities was due to management's investment strategy of repositioning its securities portfolio during the first quarter of 2000. Excluding the effect of securities activity, non-interest income remained stable at $4.6 million for the first quarter of 2000 as compared to $4.7 million for the comparable 1999 quarter. Fee and service charge income increased $478,000, or 35.4%, to $1.8 million for the quarter ended March 31, 2000 as compared to $1.4 million for the comparable 1999 period. This increase is primarily due to increased fee income generated from the sale of alternative investment products and other retail banking fees. Offsetting this increase is the $713,000, or 22.2%, decrease in mortgage banking operations income. This decrease was principally due to the decline in third parties loan sales, and to a lesser extent, the change in the product mix of the loans sold during the first quarter of 2000 versus the same quarter in 1999. Loan sales of one- to four-family loans to third parties for the quarter ended March 31, 2000 totaled $82.9 million, a decline of $133.9 million, or 61.8%, from $216.8 million for the quarter ended March 31, 1999.

Non-Interest Expense

Non-interest expense totaled $18.6 million for the quarter ended March 31, 2000 as compared to $112.6 million for the quarter ended March 31, 1999, a decrease of $94.0 million, or 83.4%. The decrease in non-interest expense was attributable to merger related costs associated with the acquisition of T R Financial Corp. incurred during the 1999 quarter, totaling $88.0 million and the restructuring charge in connection with the early retirement program for The Roslyn Savings Bank employees totaling $5.9 million. The aforementioned merger related costs associated with the acquisition were comprised of $16.9 million of transaction costs, $39.9 million of severance and other compensation costs, $24.6 million of ESOP amortization costs and $6.5 million of costs associated with combining operations.

General and administrative expenses for the quarter ended March 31, 2000 decreased $372,000, or 2.0%, to $18.5 million from $18.9 million for the quarter ended March 31, 1999. The decrease in operating expenses was primarily due to the reduction in compensation and employee benefit costs of $2.1 million, offset by increases in occupancy and equipment of $436,000, deposit insurance premiums of $176,000, advertising and promotion of $261,000 and other non-interest expenses of $860,000.

The decrease in compensation and employee benefit expenses was due to the recognition of a full quarter of post merger staff reductions and a decrease in commission expense related to the decreased volume of loan originations experienced in the first quarter of 2000 as compared to the 1999 first quarter. The increase in occupancy and equipment expense relates to the additional expenses associated with operating of several new banking locations and the Bank's mortgage banking subsidiary's new headquarters, which occurred during the second quarter of 1999, coupled with the loss of rental income from Bank owned properties that were sold during the fourth quarter of 1999. Included in other non-interest expenses during the first quarter of 2000 were $402,000 of costs associated with the prior-year cost reduction measures and other charges related thereto that occurred at the Bank's mortgage banking subsidiary.

Income Taxes

Total income tax expense increased $6.0 million, or 363.2%, from $1.7 million recorded during the quarter ended March 31, 1999 to $7.7 million during the quarter ended March 31, 2000. The increase is primarily attributable to the increase in income before income taxes and the tax effect of the merger related costs and other restructuring charges, which were deemed to be non-deductible and occurred in the first quarter of 1999.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, reverse-repurchase agreements, FHLB borrowings, proceeds from the principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit outflows, prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of one- to four-family real estate loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the first quarter of 2000 the Bank retained for portfolio $211.8 million of one- to four-family originations as compared to $40.4 million for the quarter ended March 31, 1999. Purchases of mortgage-backed, mortgage related, debt and equity securities available-for-sale totaled $82.9 million and $792.1 million during the three months ended March 31, 2000 and 1999, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities and by the Company's borrowed funds position during the respective periods.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements and FHLB borrowings. At March 31, 2000, the Company had $2.07 billion in reverse-repurchase agreements outstanding, as compared to $2.45 billion at December 31, 1999. The aforementioned is primarily attributable to management's decision to utilize borrowings, primarily in the form of reverse-repurchase agreements, to sustain a significant portion of its asset growth.

The Company's most liquid assets are cash and cash equivalents, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period.

Management of Interest Rate Risk

The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position on a monthly basis. The Company's Board of Directors has established an Asset/Liability Committee comprised of the Company's senior management under the direction of the Board of Directors. Senior management is responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio of investments, loans and financial liabilities and the effect that changes in interest rates will have on the Company's portfolio and exposure limits.

Currently, the Company has utilized the following strategies to manage interest rate risk: (i) increasing low-cost core deposits through expanded product offerings and its branch network while reducing the portfolio of high-cost time deposits; (ii) investing in short-term fixed-rate and adjustable-rate mortgage loans which may generally bear lower yields as compared to longer-term investments, but which better reduces the Company's exposure to increases in market interest rates; and (iii) utilization of borrowings to sustain its asset position while maintaining market spreads. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer-term fixed-rate investments and whole loans. However, management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2000, the Company's one-year gap position was negative 30.68%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Accordingly, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. The Company's

March 31, 2000 cumulative one-year gap position reflects the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at March 31, 2000 were classified within the one-year maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $312.1 million, representing a positive cumulative one-year gap position of 4.21%. The available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will not have a material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 8.00% to 12.00% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 8.00% and 22.00% annually. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $350.2 million of callable securities at their estimated fair value, classified according to their maturity dates, which are within the "Over Five Years" maturity category. Of such securities, $178.5 million are callable with in one year and the remaining are callable over five years. Also included in the Gap Table are $475.0 million of callable borrowings, classified according to their maturity dates, which are primarily due within three years. Of such borrowings, $290.0 million are callable within one year.

The Company's negative gap position primarily reflects the effect of the callable borrowings and short-term certificates of deposit. The majority of these callable borrowings were "called" during the fourth quarter of 1999 and the first quarter of 2000 and were rolled-over into other short-term borrowings with maturities less than one year. Management's decision to utilize short-term borrowings as the calls occurred was based upon the interest rate environment experienced during the fourth quarter of 1999 and the first quarter of 2000. The high concentration of certificates of deposit maturing in the "Up to One Year" category reflects management's strategy of reducing its reliance on high-cost longer-term time deposits in favor of lower-cost shorter-term time deposits.

                                                                       At March 31, 2000
                             ------------------------------------------------------------------------------------------------------
                                                 One            Two           Three          Four          Over
                                 Up to         to Two        to Three        to Four       to Five         Five
                               One Year         Years          Years          Years         Years          Years          Total
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                                                      (Dollars in thousands)
Interest-earning assets (1):
 Federal funds sold          $      1,800   $          -   $          -   $          -   $          -   $          -   $      1,800
 Debt and equity
   securities, net (2)             20,822         26,510          2,151             55              -        700,887        750,425
 Mortgage-backed and
   mortgage related
   securities, net (2)            582,397        340,472        277,730        226,651        185,054        828,975      2,441,279
 Real estate loans,
   net (3) (4)                    887,561        425,464        431,544        363,126        371,574      1,400,565      3,879,834
 Consumer loans, net (4)           46,018         27,976         26,941            506              -              -        101,441
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-earning
     assets                     1,538,598        820,422        738,366        590,338        556,628      2,930,427      7,174,779
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Interest-bearing liabilities:
 Money market accounts             16,123         16,123         16,123         16,123         16,123        169,022        249,637
 Savings accounts                 104,527        104,527        104,527        104,527        104,527        372,413        895,048
 Super NOW and NOW accounts         5,860          5,860          5,860          5,860          5,860        117,197        146,497
 Certificates of deposit        1,977,838        310,583        148,438         59,490         40,914         19,264      2,556,527
 Borrowed funds                 1,710,074        351,481        126,500         55,000         75,000        270,478      2,588,533
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
   Total interest-bearing
      liabilities               3,814,422        788,574        401,448        241,000        242,424        948,374      6,436,242
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
 Interest sensitivity
   gap (5)                   $ (2,275,824)  $     31,848   $    336,918   $    349,338   $    314,204   $  1,982,053   $    738,537
                             ============   ============   ============   ============   ============   ============   ============
 Cumulative interest
   sensitivity gap           $ (2,275,824)  $ (2,243,976)  $ (1,907,058)  $ (1,557,720)  $ (1,243,516)  $    738,537
                             ============   ============   ============   ============   ============   ============
 Cumulative interest
   sensitivity gap as a
   percentage of total assets      (30.68)%       (30.25)%       (25.71)%       (21.00)%       (16.77)%         9.96%
 Cumulative net interest-
   earning assets as a
   percentage of cumulative
   interest- bearing
   liabilities                      40.34%         51.25%         61.89%         70.30%         77.34%        111.47%

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Debt, equity and mortgage-backed and mortgage related securities, net are shown at their respective carrying values. Included in debt and equity securities, net is $41.4 million of FHLB stock included in the "Over Five Years" category.
(3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
(4) Loans held-for-sale, net are included in the "Up to One Year" category.
(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Regulatory Capital Position

The Bank is subject to minimum regulatory requirements imposed by the Federal Deposit Insurance Corporation (the FDIC) which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3% of total assets plus an additional 100 to 200 basis points (leverage capital ratio). An insured institution must also maintain a ratio of total capital to risk-based assets of 8%. Although the minimum leverage capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act (the FDICIA) stipulates that an institution with less than 4% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA.

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of March 31, 2000 the Bank exceeded those requirements. The Bank's leverage capital ratio, Tier-1 risk-based capital ratio and total-risk based capital ratio were 7.08%, 15.33% and 16.48%, respectively.

Year 2000 Compliance

To date, the Company has experienced no disruptions or problems regarding the Year 2000 (Y2K) rollover. As part of the Company's Y2K plan, on January 1, 2000, the Company tested and sampled internal systems, including its primary third-party data processor, telecommunications systems, automated teller machines and related third party vendors supporting these machines, various third party software applications and the Company's ability to interface with its corespondent banks, such as the Chase Manhattan Bank and the Federal Reserve Bank. All testing completed on January 1, 2000, indicated all systems were operating as normal. To date, all of the Company's internal hardware and software continue to operate as normal, and to date, to the Company's knowledge, all vendors utilized by the Company in its daily operations are operating normally and have not indicated any Y2K related problems.

The Company will continue to monitor and oversee all internal operations and be in contact with its vendors regarding Y2K related issues. Based on the successful transition through the January 2000 rollover period and the previously conducted testing, the Company does not anticipate any significant Y2K problems to arise. In addition, none of the Company's major commercial borrowers reported any Y2K related problems.

The Company's expenditures for the Y2K effort total approximately $400,000 through March 31, 2000, including $26,000 for the three months ended March 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Interest Rate Sensitivity Analysis."

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits
               --------

         3.1   Certificate of Incorporation of Roslyn Bancorp, Inc. (1)

         3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)

         3.3   Bylaws of Roslyn Bancorp, Inc. (3)

         11.0  Statement Re:  Computation of Per Share Earnings

         27.0  Financial Data Schedule


         (b)   Reports on Form 8-K
               -------------------

               None

1. Incorporated by reference into this document from Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.

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

                                 Exhibit Index
                                 -------------
                                                            Page
                                                            ----
11.0 Statement Re:  Computation of Per Share Earnings        24
27.0 Financial Data Schedule (submitted only with filing     --
     in electronic filing)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROSLYN BANCORP, INC.
                                    (Registrant)



Date:       May 11, 2000            By:  /S/   Joseph L. Mancino
       ---------------------            ----------------------------------------
                                               Joseph L. Mancino
                                               Vice Chairman of the Board,
                                               President and Chief Executive
                                               Officer



Date:       May 11, 2000            By:  /S/   Michael P. Puorro
       ---------------------            ----------------------------------------
                                               Michael P. Puorro
                                               Treasurer and Chief
                                               Financial Officer

                                 Exhibit 11.0
                             Roslyn Bancorp, Inc.
                Statement Re: Computation of Per Share Earnings
              (In thousands, except share and per share amounts)



                                                                  For the Three Months       For the Three Months
                                                                         Ended                      Ended
                                                                       March 31,                  March 31,
                                                                          2000                       1999
                                                                ----------------------     ----------------------
Net income/(loss)                                                   $           23,494         $          (58,682)
                                                                ----------------------     ----------------------

Weighted average common shares outstanding                                  66,811,332                 71,824,745
                                                                ----------------------     ----------------------

Basic earnings/(loss) per common share                              $             0.35         $            (0.82)
                                                                ======================     ======================

Weighted average common shares outstanding                                  66,811,332                 71,824,745

Potential common stock due to dilutive effect of stock options                 843,000                  2,207,474
                                                                ----------------------     ----------------------

Total shares for diluted earnings/(loss) per share                          67,654,332                 74,032,219
                                                                ----------------------     ----------------------

Diluted earnings/(loss) per common share                            $             0.35         $            (0.79)
                                                                ======================     ======================