Form 10-Q
period 2000-06-30
ROSLYN BANCORP INC
filed 2000-08-10
CIK 1020828

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                to

                         Commission file number 0-28886

                              ROSLYN BANCORP, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                11-3333218
  --------------------------------          -----------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


    One Jericho Plaza, Jericho, New York                 11753-8905
  -----------------------------------------------------------------------------
(Address of Principal Executive Offices)
                                                         (Zip Code)

                                (516) 942 - 6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [x]     No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Classes of Common Stock        Number of Shares Outstanding, August 7, 2000
    -----------------------        --------------------------------------------
         $.01 Par Value                            64,771,204
         --------------                            ----------

                                   FORM 10-Q
                              ROSLYN BANCORP, INC.
                                     INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  Financial Statements - (Unaudited):

         Consolidated Statements of Financial Condition at
           June 30, 2000 and December 31, 1999                                      1

         Consolidated Statements of Income for the three and six months ended
           June 30, 2000 and 1999                                                   2

         Consolidated Statement of Changes in Stockholders' Equity
           for the six months ended June 30, 2000                                   3

         Consolidated Statements of Cash Flows
           for the six months ended June 30, 2000 and 1999                          4

         Notes to Unaudited Consolidated Financial Statements                       5

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     10

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                 24


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                         25

ITEM 2.  Changes in Securities and Use of Proceeds                                 25

ITEM 3.  Defaults Upon Senior Securities                                           25

ITEM 4.  Submission of Matters to a Vote of Security Holders                       25

ITEM 5.  Other Information                                                         26

ITEM 6.  Exhibits and Reports on Form 8-K                                          26

         Signature Page                                                            28

          =================================================================
          Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
          =================================================================

                             ROSLYN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                     (In thousands, except share amounts)

                                                                                      June 30, 2000     December 31, 1999
                                                                                      -------------     -----------------
                                    ASSETS
                                    ------
Cash and cash equivalents:
  Cash and cash items                                                                   $     7,945           $     8,937
  Due from banks                                                                             48,385                39,112
  Money market investments                                                                   16,900                30,800
                                                                                        -----------           -----------
     Total cash and cash equivalents                                                         73,230                78,849

Debt and equity securities available-for-sale, net                                          689,961               729,201
Mortgage-backed and mortgage related securities available-for-sale, net                   2,204,160             2,801,284
                                                                                        -----------           -----------
                                                                                          2,894,121             3,530,485

Federal Home Loan Bank of New York (FHLB) stock, at cost                                     60,396                28,029
Loans held-for-sale, net                                                                     73,236                62,852
Loans receivable held for investment, net:
  Real estate loans, net                                                                  3,963,794             3,746,711
  Consumer loans, net                                                                        97,550               101,751
                                                                                        -----------           -----------
                                                                                          4,061,344             3,848,462
  Allowance for loan losses                                                                 (39,673)              (40,155)
                                                                                        -----------           -----------
     Total loans receivable held for investment, net of allowance for loan losses         4,021,671             3,808,307

Banking house and equipment, net                                                             31,451                30,790
Accrued interest receivable                                                                  42,290                42,763
Excess of cost over fair value of net assets acquired, net                                    2,947                 3,215
Real estate owned, net                                                                          322                    --
Deferred tax asset, net                                                                     106,828                97,156
Other assets                                                                                147,967                42,737
                                                                                        -----------           -----------
            Total assets                                                                $ 7,454,459           $ 7,725,183
                                                                                        ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities
     Deposits:
        Savings accounts                                                                $   873,188           $   915,369
        Certificates of deposit                                                           2,515,362             2,605,454
        Money market accounts                                                               233,191               228,760
        Demand deposit accounts                                                             307,751               296,029
                                                                                        -----------           -----------
          Total deposits                                                                  3,929,492             4,045,612
     Official checks outstanding                                                             23,404                25,758
     Borrowed funds:
        Reverse-repurchase agreements                                                     2,052,417             2,449,345
        Other borrowings                                                                    727,913               395,196
                                                                                        -----------           -----------
          Total borrowed funds                                                            2,780,330             2,844,541
     Accrued interest and dividends                                                          28,290                28,924
     Mortgagors' escrow and security deposits                                                54,981                59,465
     Accrued taxes payable                                                                   10,454                15,905
     Accrued expenses and other liabilities                                                  50,017                67,319
                                                                                        -----------           -----------
               Total liabilities                                                          6,876,968             7,087,524
                                                                                        -----------           -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                 --                    --
     Common stock, $0.01 par value, 200,000,000 shares authorized; 79,212,903 shares issued and 66,478,704 and 71,551,008 shares outstanding at June
       30, 2000 and December 31, 1999, respectively                                             792                   792
     Additional paid-in-capital                                                             502,854               492,311
     Retained earnings - substantially restricted                                           504,350               478,891
     Accumulated other comprehensive loss:
        Net unrealized loss on securities available-for-sale, net of tax                   (120,222)             (109,557)
     Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                  (47,528)              (48,425)
     Unearned common stock held by Stock-Based Incentive Plan (SBIP)                        (17,602)              (20,894)
     Common stock held by Supplemental Executive Retirement Plan and Trust (SERP), at
        Cost (372,699 and 347,895 shares at June 30, 2000 and December 31, 1999,
          respectively)                                                                      (4,600)               (4,191)
     Treasury stock, at cost (12,361,500 and 7,314,000 shares at June 30, 2000
       and December 31, 1999, respectively)                                                (240,553)             (151,268)
                                                                                        -----------           -----------
        Total stockholders' equity                                                          577,491               637,659
                                                                                        -----------           -----------
               Total liabilities and stockholders' equity                               $ 7,454,459           $ 7,725,183
                                                                                        ===========           ===========


      See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                              For the Three Months Ended                 For the Six Months
                                                                       June 30,                            Ended June 30,
                                                          -----------------------------------    ----------------------------------
                                                                 2000              1999                2000              1999
                                                          -----------------  ----------------    ----------------  ----------------
Interest income:
    Federal funds sold and short-term deposits                    $     387         $     332           $     620         $   1,026
    Debt and equity securities                                       15,731            12,030              30,216            23,826
    Mortgage-backed and mortgage related securities                  41,264            48,553              88,844            98,188
    Real estate loans                                                73,179            65,134             144,307           130,625
    Consumer loans                                                    2,031             2,081               4,079             4,047
                                                          -----------------  ----------------    ----------------  ----------------
       Total interest income                                        132,592           128,130             268,066           257,712
                                                          -----------------  ----------------    ----------------  ----------------
Interest expense:
    Deposits                                                         42,602            43,632              85,026            88,184
    Borrowed funds                                                   39,725            32,894              79,759            66,334
                                                          -----------------  ----------------    ----------------  ----------------
       Total interest expense                                        82,327            76,526             164,785           154,518
                                                          -----------------  ----------------    ----------------  ----------------
Net interest income before provision for
       loan losses                                                   50,265            51,604             103,281           103,194
Provision for loan losses                                                --                --                  --                --
                                                          -----------------  ----------------    ----------------  ----------------
Net interest income after provision for loan losses                  50,265            51,604             103,281           103,194
                                                          -----------------  ----------------    ----------------  ----------------
Non-interest income:
    Fees and service charges                                          2,733             1,590               4,561             2,940
    Mortgage banking operations                                       3,451             3,510               5,955             6,727
    Net (losses)/gains on securities                                 (3,266)            1,214             (11,050)            3,399
    Other non-interest income                                         4,367               947               4,614             1,065
                                                          -----------------  ----------------    ----------------  ----------------
       Total non-interest income                                      7,285             7,261               4,080            14,131
                                                          -----------------  ----------------    ----------------  ----------------
Non-interest expense:
    General and administrative expenses:
       Compensation and employee benefits                            11,139            10,825              20,888            22,679
       Occupancy and equipment                                        2,571             2,604               5,208             4,805
       Deposit insurance premiums                                       225               142                 556               297
       Advertising and promotion                                      1,049               987               1,940             1,617
       Other non-interest expenses                                    5,206             4,436              10,077             8,447
                                                          -----------------  ----------------    ----------------  ----------------
          Total general and administrative expenses                  20,190            18,994              38,669            37,845
    Amortization of excess of cost over fair value of net
       assets acquired                                                  118               118                 268               236
    Real estate operations, net                                         117                45                 129              (245)
    Merger related costs                                                 --             1,260                  --            89,247
    Restructuring charge                                                 --                --                  --             5,903
                                                          -----------------  ----------------    ----------------  ----------------
          Total non-interest expense                                 20,425            20,417              39,066           132,986
                                                          -----------------  ----------------    ----------------  ----------------
Income/(loss) before provision for income taxes and
    extraordinary item                                               37,125            38,448              68,295           (15,661)
Provision for income taxes                                           12,093            12,870              19,769            14,527
                                                          -----------------  ----------------    ----------------  ----------------
Income/(loss) before extraordinary item                              25,032            25,578              48,526           (30,188)
Extraordinary item, net of tax - prepayment penalty on
     debt extinguishment                                                 --            (1,320)                 --            (4,236)
                                                          -----------------  ----------------    ----------------  ----------------
Net income/(loss)                                                 $  25,032         $  24,258           $  48,526         $ (34,424)
                                                          =================  ================    ================  ================
Basic earnings/(loss) per share:
    Income/(loss) before extraordinary item                       $    0.39         $    0.35           $    0.74         $   (0.41)
    Extraordinary item, net of tax                                       --             (0.02)                 --             (0.06)
                                                          -----------------  ----------------    ----------------  ----------------
    Net income/(loss) per share                                   $    0.39         $    0.33           $    0.74         $   (0.47)
                                                          =================  ================    ================  ================
Diluted earnings/(loss) per share:
    Income/(loss) before extraordinary item                       $    0.39         $    0.34           $    0.74         $   (0.41)
    Extraordinary item, net of tax                                       --             (0.02)                 --             (0.06)
                                                          -----------------  ----------------    ----------------  ----------------
    Net income/(loss) per share                                   $    0.39         $    0.32           $    0.74         $   (0.47)
                                                          =================  ================    ================  ================


    See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                (In thousands)


                                                                                                             Unallocated
                                                                              Retained       Accumulated       common
                                                               Additional    earnings-          other           stock
                                                  Common       paid-in-      substantially   comprehensive     held by
                                                   stock        capital      restricted          loss           ESOP
                                                 ----------    ----------    -----------     ------------    ------------
Balance at December 31, 1999                     $      792    $  492,311    $   478,891     $   (109,557)   $    (48,425)

Comprehensive income:
 Net income                                                                       48,526
 Other comprehensive income, net of tax:
   Net unrealized loss on securities,
    net of  reclassification  adjustment(1) (2)                                                   (10,665)


  Comprehensive income

Exercise of stock options and related tax benefit                                 (3,624)
Allocation of ESOP stock and related tax benefit                       76                                             897
Amortization of SBIP stock awards                                                   (320)
Distribution of T R  Financial  Corp.  ESOP
and SERP stock                                                     10,467
Cash dividends declared on common stock                                          (19,123)
Common stock acquired, at cost
                                                 ----------    ----------    -----------     ------------    ------------
Balance at June 30, 2000                         $      792    $  502,854    $   504,350     $   (120,222)   $    (47,528)
                                                 ==========    ==========    ===========     ============    ============


                                                        Unearned
                                                          common          Common
                                                          stock         stock held        Treasury         Total
                                                         held by             by             stock,        stockholders'
                                                          SBIP         SERP, at cost       at cost          equity
                                                        ----------    ---------------    -----------     -----------

Balance at December 31, 1999                            $  (20,894)      $   (4,191)     $  (151,268)    $   637,659

Comprehensive income:
 Net income                                                                                                   48,526
 Other comprehensive income, net of tax:
   Net unrealized loss on securities,
    net of  reclassification  adjustment(1) (2)                                                              (10,665)

                                                                                                         -----------
  Comprehensive income                                                                                        37,861
                                                                                                         -----------
Exercise of stock options and related tax benefit                                                             (3,624)
Allocation of ESOP stock and related tax benefit                                                                 973
Amortization of SBIP stock awards                            3,292                                             2,972
Distribution of T R  Financial  Corp.  ESOP
and SERP stock                                                                  172                           10,639
Cash dividends declared on common stock                                                                      (19,123)
Common stock acquired, at cost                                                 (581)         (89,285)        (89,866)
                                                        ----------       ----------      -----------     -----------
Balance at June 30, 2000                                $  (17,602)      $   (4,600)     $  (240,553)    $   577,491
                                                        ==========       ==========      ===========     ===========



(1)  Disclosure of reclassification amount, net of tax, for the six months ended June 30, 2000:

     Net unrealized depreciation arising during the period, net of tax                          $    (17,049)
     Plus:  Reclassification adjustment for net losses included in net income, net of tax             (6,384)
                                                                                                ------------
     Net unrealized loss on certain securities, net of tax                                      $    (10,665)
                                                                                                ============

(2) The tax benefit relating to the net unrealized depreciation arising during the six months ended June 30, 2000 was $7.8 million.

(3)  Disclosure of comprehensive loss at June 30, 1999:

     Net loss for the six months ended June 30, 1999                                            $    (34,424)
     Other comprehensive loss, net of tax:
         Net unrealized loss on certain securities, net of reclassification adjustment               (42,647)
                                                                                                ------------
     Comprehensive loss for the six months ended June 30, 1999                                  $    (77,071)
                                                                                                ============

    See accompanying notes to unaudited consolidated financial statements.

                             ROSLYN BANCORP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                                   For the Six Months Ended
                                                                                                           June 30,
                                                                                           ----------------------------------------
                                                                                                2000                      1999
                                                                                           --------------           ---------------
Cash flows from operating activities:

Net income (loss)                                                                          $       48,526           $      (34,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Provision for (recovery of) real estate owned losses                                              12                     (329)
     Amortization of excess of cost over fair value of net assets acquired                            268                      236
     Depreciation and amortization                                                                  1,802                    1,603
     Amortization of premiums in excess of accretion of discounts                                   7,369                       80
     ESOP and SBIP expense, net                                                                     3,945                    3,339
     Originations and purchases of loans held-for-sale, net of sales and securitizations           (4,037)                    (389)
     Gains on sales of loans                                                                       (6,287)                  (8,379)
     Net losses (gains) on securities                                                              11,050                   (3,399)
     Net gains on sales of real estate owned                                                            -                       (9)
     Gains on sales of fixed assets                                                                (3,266)                    (936)
     Merger related costs and restructuring charges                                                     -                   56,678
     Income taxes deferred and tax benefits attributable to stock plans                               457                    3,791
     Changes in assets and liabilities:
         Decrease in accrued interest receivable                                                      473                    5,093
         (Increase) decrease in other assets                                                       (5,078)                   9,572
         (Decrease) increase in official checks outstanding                                        (2,354)                   4,082
         Decrease in accrued interest and dividends                                                  (634)                    (857)
         Decrease in accrued taxes payable                                                         (5,451)                 (17,497)
         Decrease in accrued expenses and other liabilities                                        (6,663)                 (22,374)
         Net (decrease) increase in unearned income                                                (4,105)                   1,303
         Increase in other, net                                                                         6                      336
                                                                                           --------------           --------------
              Net cash provided by (used in) operating activities                                  36,033                   (2,480)
                                                                                           --------------           --------------
Cash flows from investing activities:
     (Purchases of) proceeds from redemption of FHLB capital stock                                (32,367)                  17,900
     Proceeds from sales and repayments of debt, equity, mortgage-backed and mortgage
          related securities available-for-sale                                                   713,230                1,370,090
     Purchases of debt, equity, mortgage-backed and mortgage related securities
          available-for-sale                                                                     (113,993)              (1,214,505)
     Purchase of Bank Owned Life Insurance                                                       (100,000)                       -
     Loan originations and purchases (in excess of) less than principal repayments               (219,528)                  14,706
     Proceeds from sales of loans held for investment                                               9,868                        -
     Disposition of banking house and equipment, net                                                  803                    1,322
     Proceeds from sales of real estate owned                                                           -                      727
                                                                                           --------------           --------------
              Net cash provided by investing activities                                           258,013                  190,240
                                                                                           --------------           --------------
Cash flows from financing activities:
     (Decrease) increase in demand deposit, money market and savings accounts                     (26,028)                  28,221
     Decrease in certificates of deposit                                                          (90,092)                 (80,063)
     Decrease in short-term borrowed funds                                                        (15,433)                 (83,131)
     Decrease in long-term borrowed funds                                                         (48,778)                  (5,306)
     Decrease in mortgagors' escrow and security deposits                                          (4,484)                 (10,763)
     Net cash used in exercise of stock options                                                    (5,861)                  (9,052)
     Cash dividends paid on common stock                                                          (19,123)                 (17,587)
     Cost to repurchase treasury stock                                                            (89,285)                       -
     Cost to repurchase common stock for SERP                                                        (581)                       -
     Proceeds from re-issuance of treasury stock                                                        -                    7,650
                                                                                           --------------           --------------
              Net cash used in financing activities                                              (299,665)                (170,031)
                                                                                           --------------           --------------
     Net (decrease) increase in cash and cash equivalents                                          (5,619)                  17,729
     Cash and cash equivalents at beginning of period                                              78,849                   94,188
                                                                                           --------------           --------------
     Cash and cash equivalents at end of period                                            $       73,230           $      111,917
                                                                                           ==============           ==============
     Supplemental  disclosures  of cash flow  information:
     Cash paid during the period for:
         Interest on deposits and borrowed funds                                           $      165,419           $      160,658
                                                                                           ==============           ==============
         Income taxes                                                                      $       24,669           $       26,569
                                                                                           ==============           ==============
     Non-cash investing activities:
         Additions to real estate owned, net                                               $          340           $            -
                                                                                           ==============           ==============
         Transfer of securities from held-to-maturity to available-for-sale, at
            amortized cost                                                                 $            -           $    1,269,280
                                                                                           ==============           ==============

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

After the close of business on February 16, 1999, T R Financial Corp., a Delaware company, merged with and into the Company and T R Financial Corp.'s subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, merged with and into the Bank (the Merger). All subsidiaries of Roosevelt Savings Bank became subsidiaries of the Bank. The acquisition was accounted for as a pooling-of-interests, and accordingly, all historical financial information for the Company has been restated to include T R Financial Corp.'s historical information for the earliest period presented. Previously reported balances of T R Financial Corp. have been reclassified to conform to the Company's presentation and restated to give effect to the Merger. When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentations.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months and/or the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

3.  EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended June 30, 2000 and 1999, compensation expense attributable to the ESOP was approximately $490,000 and $450,000, respectively. For the six months ended June 30, 2000 and 1999, such expense was $973,000 and $911,000, respectively. Included in the merger related costs incurred during the six months ended June 30, 1999, was $24.6 million relating to the allocation of the shares to the former employees of T R Financial Corp. This transaction represents a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering. At June 30, 2000, $3.4 million of merger related costs pertaining to the T R Financial Corp. ESOP, remains in other liabilities on the accompanying unaudited consolidated statements of financial condition.

4.  STOCK-BASED INCENTIVE PLAN

During the six months ended June 30, 2000, the Company granted stock awards of 25,400 shares. These awards vest over five years on the anniversary dates of the awards. During the six months ended June 30, 2000, awards relating to 9,188 shares were forfeited. For the three months ended June 30, 2000 and 1999, compensation expense attributable to the stock-based incentive plan was approximately $1.6 million and $1.4 million, respectively. For the six months ended June 30, 2000 and 1999, such expense was $3.0 million and $2.4 million, respectively.

During the six months ended June 30, 2000, the Company granted stock options to purchase 152,000 shares of the Company's common stock, with exercise prices ranging from $16.13 to $17.75 per share. These awards vest over five years on the anniversary dates of the awards. Additionally, options to purchase 54,530 shares of the Company's common stock were forfeited and options to purchase 488,555 shares were exercised during the six months ended June 30, 2000. The total number of outstanding stock options at June 30, 2000, was 5,828,738.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement amends and supersedes certain paragraphs of SFAS No. 133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS No. 138 and 133 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 138 and 133.

6.  RECENT DEVELOPMENTS

On July 10, 2000, the Company announced that its affiliate, O.B. Venture Corp., entered into a partnership with The Holiday Organization to develop a premier residential community located in Oyster Bay, New York.

On July 5, 2000, the Company announced that it was added to the Standard & Poors MidCap 400 Index effective at the close of trading July 3, 2000.

On June 29, 2000, the Company announced that its Board of Directors approved the Company's sixth stock repurchase plan. The plan authorized the purchase of up to 5% of its common stock outstanding, or approximately 3.3 million shares.

On May 23, 2000, the Company announced that the Company's Board of Directors declared a quarterly dividend of $0.15 per common share. The dividend was paid on June 13, 2000, to shareholders of record as of June 2, 2000.

7.  DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, of the Company at June 30, 2000 and December 31, 1999:

                                                                    June 30, 2000                        December 31, 1999
                                                         -----------------------------------     ----------------------------------
                                                                               Estimated                              Estimated
                                                             Amortized           Fair               Amortized           Fair
                                                               Cost              Value                Cost              Value
                                                         ----------------   ----------------     ----------------  ----------------
                                                                                  (In thousands)
Available-for-sale:
   Debt securities:
     United States Government - direct and
        guaranteed, net                                  $       41,134     $       41,471       $       67,192    $       67,880
     United States Government agencies, net                     295,842            272,557              287,642           267,942
     State, county and municipal, net                             2,857              2,847                4,762             4,833
                                                         ---------------    ---------------      ---------------   ---------------
       Total debt securities available-
         for-sale, net                                          339,833            316,875              359,596           340,655
                                                         ---------------    ---------------      ---------------   ---------------
   Equity securities:
     Preferred and common stock                                 215,174            176,994              227,854           202,753
     Trust preferreds, net                                      210,871            179,872              194,604           169,040
     Other                                                       16,569             16,220               16,541            16,753
                                                         ---------------    ---------------      ---------------   ---------------
       Total equity securities available-
         for-sale, net                                          442,614            373,086              438,999           388,546
                                                         ---------------    ---------------      ---------------   ---------------

   Mortgage-backed and mortgage related
      securities, net:
     FNMA pass-through securities, net                          142,881            140,286              177,003           172,669
     GNMA pass-through securities, net                          592,027            574,337              638,855           621,205
     FHLMC pass-through securities, net                         152,274            152,415              171,591           173,581
     GNMA adjustable-rate mortgage pass-through
        securities, net                                         183,587            183,034              174,480           175,997
     FNMA adjustable-rate mortgage pass-through
        securities  net                                               -                  -               63,148            63,148
     Whole loan private collateralized mortgage
        obligations, net                                        381,755            364,813              536,320           513,940
     Agency collateralized mortgage
        obligations, net                                        867,248            789,275            1,159,882         1,080,744
                                                         ---------------    ---------------      ---------------   ---------------
       Total mortgage-backed and mortgage related
          securities available-for-sale, net                  2,319,772          2,204,160            2,921,279         2,801,284
                                                         ---------------    ---------------      ---------------   ---------------
       Total securities available-for-sale, net          $    3,102,219     $    2,894,121       $    3,719,874    $    3,530,485
                                                         ===============    ===============      ===============   ===============

8.   LOANS RECEIVABLE, NET

Loans receivable, net, at June 30, 2000 and December 31, 1999 consist of the following:

                                                                       June 30, 2000              December 31, 1999
                                                                     -----------------          ---------------------
                                                                                      (In thousands)
Loans held-for-sale, net:
     One- to four-family loans, net                                  $          73,149              $          61,064
     Student loans                                                                  87                          1,788
                                                                     -----------------              -----------------
          Loans held-for-sale, net                                   $          73,236              $          62,852
                                                                     =================              =================

Loans receivable held for investment, net:
  Real estate loans:
     One -to four-family                                             $       3,084,540              $       2,903,771
     Multi-family                                                               85,719                         89,161
     Home equity and second mortgage                                           147,203                        139,191
     Commercial real estate                                                    491,054                        489,504
     Construction and development                                              136,688                        107,781
                                                                     -----------------              -----------------
          Total real estate loans                                            3,945,204                      3,729,408

     Less:
             Net unamortized discount and deferred income                       (2,975)                        (3,496)
             Net deferred loan origination costs                                21,565                         20,799
                                                                     -----------------              -----------------
                          Total real estate loans, net                       3,963,794                      3,746,711

  Consumer loans, net:
     Consumer                                                                   26,423                         21,947
     Automobile leases, net                                                     71,127                         79,804
                                                                     -----------------              -----------------
                          Total consumer loans, net                             97,550                        101,751
  Less allowance for loan losses                                               (39,673)                       (40,155)
                                                                     -----------------              -----------------
          Loans receivable held for investment, net                  $       4,021,671              $       3,808,307
                                                                     =================              =================

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


                                                                            At June 30, 2000            At December 31, 1999
                                                                         -------------------           -----------------------
                                                                                             (In thousands)
Non-accrual loans:
     One- to four-family                                                 $             8,499           $                16,354
     Commercial real estate                                                            2,588                             2,434
     Multi-family                                                                        121                                 -
     Home equity                                                                         145                                79
     Consumer                                                                             75                                96
                                                                         -------------------           -----------------------
         Total non-accrual loans                                                      11,428                            18,963
Loans contractually past due 90 days or more and still accruing                            -                                 -
                                                                         -------------------           -----------------------
         Total non-performing loans                                                   11,428                            18,963
Real estate owned, net (1)                                                               322                                 -
                                                                         -------------------           -----------------------
         Total non-performing assets                                     $            11,750           $                18,963
                                                                         ===================           =======================

Allowance for loan losses as a percent of loans (2)                                     0.98%                            1.04%

Allowance for loan losses as a percent of total
  non-performing loans                                                                347.16%                          211.75%

Non-performing loans as a percent of loans (2)                                          0.28%                            0.49%

Non-performing assets as a percent of total assets                                      0.16%                            0.25%


(1) Real estate owned balance is shown net of related loss allowance.
(2) Loans include loans receivable held for investment, net, excluding the allowance for loan losses.

Loans in arrears three months or more were as follows at:

                                                     Amount           Percent of Loans
                                                     ------           ----------------
                                             (Dollars in thousands)
                  June 30, 2000                       $11,428              0.28%
                                                      =======              =====
                  December 31, 1999                   $18,963              0.49%
                                                      =======              =====
                  December 31, 1998                   $20,649              0.57%
                                                      =======              =====

The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time was $760,000 and $1.2 million at June 30, 2000 and December 31, 1999, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $47,000 and $107,000 during the six months ended June 30, 2000 and year ended December 31, 1999, respectively.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets at June 30, 2000 were $7.45 billion, a decrease of $270.7 million, or 3.5%, from $7.73 billion at December 31, 1999. This decrease was primarily due to decreases in the debt, equity and mortgage-backed and mortgage related securities portfolios, partially offset by an increase in the real estate loans held for investment portfolio and other assets. Debt, equity, mortgage-backed and mortgage related securities decreased $636.4 million, or 18.0%, from $3.53 billion at December 31, 1999, to $2.89 billion at June 30, 2000. The decrease in investment securities was primarily due to management's strategy of repositioning its securities portfolio through the sale of lower yielding securities and utilizing the proceeds to reduce maturing liability positions, originate real estate loans and to fund the Bank Owned Life Insurance (BOLI) investment and treasury stock repurchases. The increase in other assets was principally the result of a $100.0 million investment in BOLI during the quarter ended June 30, 2000. Real estate loans held for investment, net of unearned income, increased $217.1 million, or 5.8%, to $3.96 billion at June 30, 2000, as compared to $3.75 billion at December 31, 1999. The increase in real estate loans held for investment, net of unearned income, is primarily due to one- to four-family loan originations of $561.2 million for the six months ended June 30, 2000.

Total liabilities at June 30, 2000, were $6.88 billion, a decrease of $210.6 million, or 3.0%, from $7.09 billion at December 31, 1999. The decrease in total liabilities was principally due to a decrease in total deposits and borrowed funds. Total deposits decreased $116.1 million, or 2.9%, from $4.05 billion at December 31, 1999 to $3.93 billion at June 30, 2000. The decrease in deposits reflects the Company's continued emphasis on attracting low-cost, high fee generating, checking accounts and decreasing its reliance on higher costing time deposits and low fee generating savings accounts. Certificates of deposit and savings accounts decreased $132.3 million, or 3.8%, from $3.52 billion at December 31, 1999 to $3.39 billion at June 30, 2000. Checking accounts increased $11.8 million, or 4.0%, from $296.0 million at December 31, 1999 to $307.8 million at June 30, 2000. Borrowed funds decreased $64.2 million, or 2.3%, from $2.84 billion at December 31, 1999 to $2.78 billion at June 30, 2000.

Total stockholders' equity decreased $60.2 million, or 9.4%, to $577.5 million at June 30, 2000, from $637.7 million at December 31, 1999. The decrease was due to the Company's purchase of $89.3 million of treasury stock and dividends paid of $19.1 million for the six months ended June 30, 2000, an increase of $10.7 million in the net unrealized loss on securities available-for-sale from December 31, 1999 and the $3.7 million effect of stock options exercised for the six months ended June 30, 2000. Items that offset these decreases were net income for the six months ended June 30, 2000 of $48.5 million, the effect of the distribution of the former T R Financial Corp. ESOP of $10.5 million and $3.9 million of amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company's consolidated average statements of financial condition and the Company's average yields on interest-earning assets and average costs of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances and include non-performing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                        For the Three Months Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                 -----------------------------------------    --------------------------------------
                                                                                  Average                                   Average
                                                   Average                        Yield/        Average                     Yield/
                                                   Balance       Interest          Cost         Balance      Interest        Cost
                                                 -----------    -----------     ----------    ----------    ----------    ----------
                                                                             (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term
    deposits                                     $    25,449    $     387        6.08 %      $    28,177    $     332        4.71 %
   Debt and equity securities, net                   832,497       15,731        7.56            715,612       12,030        6.72
   Mortgage-backed and mortgage
     related securities, net                       2,399,465       41,264        6.88          3,029,734       48,553        6.41
   Real estate loans, net                          3,914,511       73,179        7.48          3,511,757       65,134        7.42
   Consumer loans, net                                99,655        2,031        8.15            110,724        2,081        7.52
                                                 -----------    ---------                    -----------    ---------
          Total interest-earning assets            7,271,577      132,592        7.29          7,396,004      128,130        6.93
                                                                ---------                                   ---------
Non-interest-earning assets (1)                      119,811                                     187,772
                                                 -----------                                 -----------
Total assets                                     $ 7,391,388                                 $ 7,583,776
                                                 ===========                                 ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                         $   241,699        2,613        4.32        $   153,893        1,441        3.75
   Savings accounts                                  939,675        4,453        1.90          1,026,558        5,581        2.17
   Super NOW and NOW accounts                        164,426          771        1.88            151,105          840        2.22
   Certificates of deposit                         2,530,856       34,765        5.49          2,788,386       35,770        5.13
                                                 -----------    ---------                    -----------    ---------
          Total interest-bearing deposits          3,876,656       42,602        4.40          4,119,942       43,632        4.24
   Borrowed funds                                  2,675,706       39,725        5.94          2,388,384       32,894        5.51
                                                 -----------    ---------                    -----------    ---------
          Total interest-bearing liabilities       6,552,362       82,327        5.03          6,508,326       76,526        4.70
                                                                ---------                                   ---------
Non-interest-bearing liabilities                     272,880                                     284,047
                                                 -----------                                 -----------
Total liabilities                                  6,825,242                                   6,792,373
Stockholders' equity                                 566,146                                     791,403
                                                 -----------                                 -----------
Total liabilities and stockholders' equity       $ 7,391,388                                 $ 7,583,776
                                                 ===========                                 ===========

Net interest income/interest rate spread (2)                    $  50,265        2.26 %                     $  51,604        2.23 %
                                                                =========    ========                       =========    ========

Net interest margin (2)                                                          2.77 %                                      2.79 %
                                                                             ========                                    ========

Ratio of interest-earning assets to
  interest-bearing liabilities                                                 110.98 %                                    113.64 %
                                                                             ========                                    ========

___________________________
(1) Included in non-interest-earning assets for the three months ended June 30, 2000 is BOLI with an average balance of $56.2 million and income of $1.0 million. The effect of reclassifying BOLI for the three months ending June 30, 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.26%, 2.80% and 111.83%, respectively.

(2) On a tax equivalent basis, the net interest spread and margin for the quarters ended June 30, 2000 and 1999 were 2.41% and 2.95%, and 2.34% and 2.91%, respectively.

                                                                         For the Six Months Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                 -----------------------------------------    --------------------------------------
                                                                                 Average                                   Average
                                                   Average                        Yield/        Average                     Yield/
                                                   Balance       Interest          Cost         Balance      Interest        Cost
                                                 -----------    -----------     ----------    ----------    ----------    ----------
                                                                             (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term
    deposits                                     $    21,057    $     620        5.89 %      $    44,497    $   1,026        4.61 %
   Debt and equity securities, net                   823,993       30,216        7.33            725,495       23,826        6.57
   Mortgage-backed and mortgage
     related securities, net                       2,590,382       88,844        6.86          3,050,210       98,188        6.44
   Real estate loans, net                          3,858,021      144,307        7.48          3,515,802      130,625        7.43
   Consumer loans, net                               101,897        4,079        8.01            106,867        4,047        7.57
                                                 -----------    ---------                    -----------    ---------
          Total interest-earning assets            7,395,350      268,066        7.25          7,442,871      257,712        6.93
                                                                ---------                                   ---------
Non-interest-earning assets (1)                       85,618                                     196,598
                                                 -----------                                 -----------
Total assets                                     $ 7,480,968                                 $ 7,639,469
                                                 ===========                                 ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                         $   241,491        5,149        4.26        $   141,828        2,600        3.67
   Savings accounts                                  948,956        9,105        1.92            949,670       11,638        2.45
   Super NOW and NOW accounts                        153,471        1,461        1.90            152,784        1,726        2.26
   Certificates of deposit                         2,553,249       69,311        5.43          2,884,935       72,220        5.01
                                                 -----------    ---------                    -----------    ---------
          Total interest-bearing deposits          3,897,167       85,026        4.36          4,129,217       88,184        4.27
   Borrowed funds                                  2,718,424       79,759        5.87          2,416,304       66,334        5.49
                                                 -----------    ---------                    -----------    ---------
          Total interest-bearing liabilities       6,615,591      164,785        4.98          6,545,521      154,518        4.72
                                                                ---------                                   ---------
Non-interest-bearing liabilities                     278,450                                     274,552
                                                 -----------                                 -----------
Total liabilities                                  6,894,041                                   6,820,073
Stockholders' equity                                 586,927                                     819,396
                                                 -----------                                 -----------
Total liabilities and stockholders' equity       $ 7,480,968                                 $ 7,639,469
                                                 ===========                                 ===========

Net interest income/interest rate spread (2)                    $ 103,281        2.27 %                     $ 103,194        2.21 %
                                                                =========    ========                       =========    ========

Net interest margin (2)                                                          2.79 %                                      2.77 %
                                                                             ========                                    ========

Ratio of interest-earning assets to
  interest-bearing liabilities                                                 111.79 %                                    113.71 %
                                                                             ========                                    ========

_____________________

(1) Included in non-interest-earning assets for the six months ended June 30, 2000 is BOLI with an average balance of $28.1 million and income of $1.0 million. The effect of reclassifying BOLI for the six months ending June 30, 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.27%, 2.81% and 112.21%, respectively.

(2) On a tax equivalent basis, the net interest spread and margin for the six months ended June 30, 2000 and 1999 were 2.40% and 2.94%, and 2.33% and 2.88%, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

General

The Company reported net income of $25.0 million, or basic and diluted earnings per share of $0.39 for the quarter ended June 30, 2000, compared to $24.3 million, or basic and diluted earnings per share of $0.33 and $0.32, respectively, for the comparable prior year period.

The quarter ended June 30, 1999 includes $1.3 million of merger related costs associated with the acquisition of T R Financial Corp. Additionally, an extraordinary item, net of tax, of $1.3 million was incurred during the quarter ended June 30, 1999, relating to prepayment penalties incurred in recasting the borrowed funds position.

Interest Income

Interest income for the quarter ended June 30, 2000 increased $4.5 million, or 3.5%, to $132.6 million, from $128.1 million as compared to the quarter ended June 30, 1999. The increase was primarily the result of an increase in the average yield on total interest-earning assets from 6.93% for the quarter ended June 30, 1999 to 7.29% for the 2000 comparable quarter. The increase in yield was partially offset by a decrease in average interest-earning assets to $7.27 billion for the quarter ended June 30, 2000 as compared to $7.40 billion in the comparable quarter of 1999. The decrease in average interest-earning assets was principally attributable to a $630.3 million decrease in average mortgage-backed and mortgage related securities, net and a $11.1 million decrease in average consumer loans, net. Additionally, the average balance of real estate loans, net increased $402.8 million from the June 30, 1999 period and the average balance of debt and equity securities, net increased by $116.9 million for the same period.

Interest income on real estate loans increased $8.1 million, or 12.4%, to $73.2 million for the three months ended June 30, 2000, from $65.1 million for the same period in 1999. The increase was a result of the growth in the average balance of real estate loans outstanding from $3.51 billion for the quarter ended June 30, 1999 to $3.91 billion for the quarter ended June 30, 2000. This increase was primarily due to continued strong one- to four-family loan production and a 35.8% rise in construction and commercial real estate loan origination. The increase was also the result of a 6 basis point increase in the average yield on real estate loans from 7.42% for the three months ended June 30, 1999 to 7.48% for the same period in 2000. The increase in the yield was principally due to the effect of recent rate increases to the indexes utilized on the adjustable-rate loan portfolio.

Interest income on mortgage-backed and mortgage related securities, net decreased $7.3 million, or 15.0%, to $41.3 million for the three months ended June 30, 2000 from $48.6 million for the same period in 1999. The decrease was principally the result of a reduction in the average balance of mortgage-backed and mortgage related securities, net from $3.03 billion for the three months ended June 30, 1999 to $2.40 billion for the three months ended June 30, 2000. This decrease was primarily due to management's continued strategy of repositioning the securities portfolio during the second quarter 2000 by selling $146.2 million of lower yielding mortgage-backed and mortgage related securities. The decrease in the average balance was offset by a 47 basis point increase in the average yield on mortgage-backed and mortgage related securities, net from 6.41% for the three months ended June 30, 1999 to 6.88% for the same period in 2000.

Interest income on debt and equity securities, net increased $3.7 million, or 30.8%, to $15.7 million for the three months ended June 30, 2000 from $12.0 million for the same period in 1999. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net of $116.9 million, or 16.3%, from $715.6 million for the three months ended June 30, 1999 to $832.5 million for the three months ended June 30, 2000. In addition to the increase in the average balance of debt and equity securities, net, the average yield on such securities increased 84 basis points from 6.72% for the quarter ended June 30, 1999 to 7.56% for the same period in 2000.

Interest income on consumer loans, net decreased $50,000, or 2.4%, to $2.0 million for the three months ended June 30, 2000 from $2.1 million for the same period in 1999. The decrease in interest income was primarily the result of a decrease in the average balance of consumer loans, net outstanding from $110.7 million for the three months ended June 30, 1999 to $99.7 million for the three months ended June 30, 2000. This decrease was offset by a 63 basis point increase in the average yield on consumer loans, net from 7.52% for the three months ended June 30, 1999 to 8.15% for the same period in 2000, due to upward repricing in the current rate environment.

Interest Expense

Interest expense for the three months ended June 30, 2000, was $82.3 million, compared to $76.5 million for the three months ended June 30, 1999, an increase of $5.8 million, or 7.6%. The increase in interest expense is the result of a 33 basis point increase in the average cost of interest-bearing liabilities and a $44.0 million, or 0.7%, increase in the average balance of interest-bearing liabilities, from $6.51 billion for the quarter ended June 30, 1999 to $6.55 billion for the quarter ended June 30, 2000. This increase reflects a $287.3 million increase in the average balance of borrowed funds, offset by a $243.3 million decrease in the average balance of interest-bearing deposits for the quarter ended June 30, 2000, as compared to the prior year quarter.

The average balance of borrowed funds increased $287.3 million, or 12.0%, from $2.39 billion for the three months ended June 30, 1999 to $2.68 billion for the three months ended June 30, 2000. This increase, combined with a 43 basis point increase in the average cost, resulted in a $6.8 million increase in interest expense on borrowed funds, from $32.9 million for the quarter ended June 30, 1999, to $39.7 million for the quarter ended June 30, 2000.

Interest expense on interest-bearing deposits for the three months ended June 30, 2000 decreased $1.0 million, or 2.4%, to $42.6 million from $43.6 million for the corresponding 1999 period. This decrease was primarily due to a decrease in the average balance of savings accounts of $86.9 million and certificates of deposit of $257.5 million, offset by an $87.8 million increase in average money market accounts and an increase in Super NOW and NOW accounts of $13.3 million. The decrease in certificates of deposit was due to management's strategy of decreasing its reliance on high-cost time deposits in favor of lower costing core accounts. The increase in average money market, Super NOW and NOW accounts was achieved by introducing new deposit products and the continued growth in deposits from the 1999 de-novo branches. The effect of lower average deposit balances was offset by a 16 basis point increase in the average cost of deposits. The increase in average cost of deposits was the direct result of the rate increases enacted by the Federal Reserve over the recent months.

Net Interest Income

Net interest income before provision for loan losses was $50.3 million for the three months ended June 30, 2000 as compared to $51.6 million for the three months ended June 30, 1999, a decrease of $1.3 million, or 2.6%. Through management's strategy of divesting some of its lower yielding assets and repaying some of its highest costing liabilities or investing in higher yielding assets or stock repurchases, the decrease in net interest income resulted in an increase in the net interest rate spread of 3 basis points for the second 2000 quarter as compared to the same quarter in 1999, while the net interest margin declined 2 basis points over the same period. The net interest rate spread and margin for the quarter ended June 30, 2000, were 2.26% and 2.77%, respectively, as compared to 2.23% and 2.79% for the quarter ending June 30, 1999, respectively. Additionally, the average balance of certificates of deposit has continued to decline as certificates renew in the current interest rate environment. The average yield of interest-earning assets increased 36 basis points to 7.29% while the average cost of interest-bearing liabilities only rose 33 basis points to 5.03% for the 2000 quarter as compared to the second quarter 1999.

Included in non-interest-earning assets for the three month period ending June 30, 2000 is the Company's investment in BOLI with an average balance of $56.2 million, an average pre-tax yield of 7.15% and generating $1.0 million of income reported as non-interest income. The effect of reclassifying the BOLI to an interest-earning asset for the three months ended June 30, 2000 would result in a net interest rate spread of 2.26%, a net interest margin of 2.80% and a ratio of interest-earning assets to interest-bearing liabilities of 111.83%. Inclusion of the BOLI as an interest-earning asset for the three months ended June 30, 2000, would have resulted in an increase of 3 basis points and 1 basis point in the net interest rate spread and margin, respectively, from the same prior year period.

Provision for Loan Losses

The Company had no provision for loan losses for the three months ended June 30, 2000 and 1999. The lack of a provision for loan losses for the three months ended June 30, 2000 and 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At June 30, 2000 and December 31, 1999, the allowance for loan losses amounted to $39.7 million and $40.2 million, respectively, and the ratio of such allowance to total non-performing loans was 347.16% at June 30, 2000, as compared to 211.75% at December 31, 1999.

The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans, or when otherwise deemed necessary, and primarily encompasses multi-family, commercial real estate and construction and development loans. The result of these individual analyses is the allocation of the overall allowance to specific allowances for individual loans, for both loans considered impaired and non-impaired.

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

Non-Interest Income

Non-interest income increased $24,000, or 0.3%, and remained at $7.3 million for the quarter ended June 30, 2000 and 1999. The increase was the result of an increase of $3.4 million, or 361.1%, in other non-interest income from $947,000 for the second quarter of 1999 to $4.4 million for the same quarter in 2000 and a $1.1 million, or 71.9%, increase in fees and service charges. The increase in other non-interest income was attributable to the $3.3 million gain on sale of the former T R Financial Corp. headquarters in Garden City, New York and $1.0 million in income relating to the Bank's second quarter BOLI investment. Included in other non-interest income in the second quarter of

1999, is a $947,000 gain on the sale of an excess operating facility. Fee and service charge income increased due to increased fee income generated from the sale of alternative investment products, other retail banking fees resulting from the Bank's emphasis on attracting low-cost checking accounts and fees associated with non-residential lending activities. Offsetting this increase was a $4.5 million decrease in net gains on sales of securities, to a net loss on sales of securities of $3.3 million. The loss on sales of securities was due to management's investment strategy of repositioning its securities portfolio during the second quarter of 2000, through the sale of $154.2 million of securities. Also included in non-interest income is a $59,000, or 1.7%, decrease in mortgage banking operations income. This decrease was principally due to the decline in third party loan sales, and to a lesser extent, the change in the product mix of the loans sold during the second quarter of 2000 versus the same quarter in 1999. Loan sales of one -to four-family loans to third parties for the quarter ended June 30, 2000, totaled $124.3 million, a decline of $69.2 million, or 35.8%, from $193.5 million for the quarter ended June 30, 1999.

Non-Interest Expense

Non-interest expense totaled $20.4 million for both the quarters ended June 30, 2000, and 1999. Included in total non-interest expense for the second quarter of 1999 is $1.3 million attributable to merger related costs associated with the acquisition of T R Financial Corp.

General and administrative expenses for the quarter ended June 30, 2000 increased $1.2 million, or 6.3%, to $20.2 million from $19.0 million for the quarter ended June 30, 1999. The increase in operating expenses was primarily due to the increase in compensation and employee benefit costs of $314,000 and an increase in other non-interest expense of $770,000, partially offset by a decrease in occupancy and equipment of $33,000. Deposit insurance premiums and advertising and promotion expense also increased by $83,000 and $62,000, respectively.

The increase in compensation and employee benefit expense was due to an increase in plan administration costs related to employee benefit plans and increased compensation costs in connection with the sale of alternative investment products. The increase in other non-interest expense reflects an in increase in data and item processing and insurance expenses. The increase in advertising and promotion expense was due to the recent promotion of the Bank's free checking campaign.

Income Taxes

The provision for income taxes decreased $777,000, or 6.0%, from $12.9 million recorded during the quarter ended June 30, 1999, to $12.1 million recorded during the quarter ended June 30, 2000. The decrease is attributable to the decrease in income before income taxes of $1.3 million in the current period as compared to the same prior year period, and, to a lesser extent, the tax effect of the merger related costs which were deemed to be non-deductible and occurred in the second quarter of 1999.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

General

The Company reported net income of $48.5 million, or basic and diluted earnings per share of $0.74 for the six months ended June 30, 2000, compared to a net loss of $34.4 million, or basic and diluted loss per share of $0.47 for the comparable prior year period.

The six months ended June 30, 1999, net income includes $89.2 million of merger related costs associated with the acquisition of T R Financial Corp. and $5.9 million of restructuring charges relating to the January 1999 early retirement program. Additionally, an extraordinary item of $4.2 million, net of tax, was incurred during the six months ended June 30, 1999, relating to prepayment penalties incurred in recasting the borrowed funds position.

Interest Income

Interest income for the six months ended June 30, 2000, increased $10.4 million, or 4.0%, to $268.1 million, from $257.7 million for the six months ended June 30, 1999. The increase was primarily the result of an increase in the average yield on total interest-earning assets from 6.93% for the six months ended June 30, 1999, to 7.25% for the 2000 comparable quarter. Average interest-earning assets decreased to $7.40 billion for the six months ended June 30, 2000, as compared to $7.44 billion for the same period in 1999. The decrease in average interest-earning assets was principally attributable to a $459.8 million decrease in the average balance of mortgage-backed and mortgage related securities, net and a $5.0 million decrease in the average balance of consumer loans. This decrease was offset by growth of $342.2 million in the average balance of real estate loans, net and $98.5 million in the average balance of debt and equity securities, net.

Interest income on mortgage-backed and mortgage related securities, net decreased $9.4 million, or 9.5%, to $88.8 million for the six months ended June 30, 2000, from $98.2 million for the same period in 1999. The decrease was principally the result of a reduction in the average balance of mortgage-backed and mortgage related securities, net from $3.05 billion for the six months ended June 30, 1999, to $2.59 billion for the six months ended June 30, 2000. This decrease was due to management's continued strategy of repositioning the securities portfolio. The decrease in the average balance was offset by a 42 basis point increase in the average yield on mortgage-backed and mortgage related securities, net from 6.44% for the six months ended June 30, 1999, to 6.86% for the same period in 2000.

Interest income on consumer loans, net increased $32,000, or 0.8%, to $4.1 million for the six months ended June 30, 2000 from $4.0 million for the same period in 1999. The increase in interest income was primarily the result of a 44 basis point increase in the average yield on consumer loans, net from 7.57% for the six months ended June 30, 1999 to 8.01% for the same period in 2000. The increase in average yield was offset by a decrease in the average balance of consumer loans, net outstanding from $106.9 million for the six months ended June 30, 1999, to $101.9 million for the six months ended June 30, 2000.

Interest income on real estate loans increased $13.7 million, or 10.5%, to $144.3 million for the six months ended June 30, 2000 from $130.6 million for the same period in 1999. The increase was a result of the growth in the average balance of real estate loans outstanding from $3.52 billion for the six months ended June 30, 1999 to $3.86 billion for the six months ended June 30, 2000, primarily due to continued strong real estate loan production. The increase was also the result of a 5 basis point increase in the average yield on real estate loans from 7.43% for the six months ended June 30, 1999 to 7.48% for the same period in 2000. The increase in the yield was principally due to the effect of recent rate increases to the indexes utilized on the adjustable-rate loan portfolio.

Interest income on debt and equity securities, net increased $6.4 million, or 26.8%, to $30.2 million for the six months ended June 30, 2000, from $23.8 million for the same period in 1999. The increase was the result of an increase in the average balance of debt and equity securities, net of $98.5 million, coupled with a 76 basis point increase in the average yield from 6.57% for the six months ended June 30, 1999, to 7.33% for the same period in 2000.

Interest Expense

Interest expense for the six months ended June 30, 2000, was $164.8 million, compared to $154.5 million for the six months ended June 30, 1999, an increase of $10.3 million, or 6.6%. The increase in interest expense is related to a 26 basis point increase in the average cost of interest-bearing liabilities, combined with a $70.1 million, or 1.1%, increase in the average balance of interest-bearing liabilities from $6.55 billion for the six months ended June 30, 1999, to $6.62 billion for the six months ended June 30, 2000. The increase in average interest-bearing liabilities reflects a $302.1 million increase in the average balance of borrowed funds, offset by a $232.1 million decrease in the average balance of interest-bearing deposits for the six months ended June 30, 2000, as compared to the prior year.

The average balance of borrowed funds increased $302.1 million, or 12.5%, from $2.42 billion for the six months ended June 30, 1999 to $2.72 billion for the six months ended June 30, 2000. This increase, combined with a 38 basis point increase in the average cost, resulted in a $13.5 million increase in interest expense on borrowed funds, from $66.3 million for the six months ended June 30, 1999, to $79.8 million for the quarter ended June 30, 2000. The proceeds from the increase in average borrowed funds have been primarily used to fund loan growth.

Interest expense on interest-bearing deposits for the six months ended June 30, 2000 decreased $3.2 million, or 3.6%, to $85.0 million from $88.2 million for the corresponding 1999 period. This decrease was primarily due to a decrease in the average balance of certificates of deposit of $331.7 million, which was partially offset by an increase in the average balance of money market accounts of $99.7 million. The decrease in certificates of deposit was due to management's strategy of decreasing its reliance on long-term, high-cost time deposits. The increase in average money market accounts was achieved by introducing new deposit products during the later part of 1999. The effect of lower average deposit balances was offset by a 9 basis point increase in the average cost of deposits. The increase in average cost was the result of the current rising interest rate environment.

Net Interest Income

Net interest income before provision for loan losses was $103.3 million for the six months ended June 30, 2000, as compared to $103.2 million for the six months ended June 30, 1999, an increase of $87,000, or 0.1%. The increase resulted in the increases in the net interest rate spread and margin of 6 and 2 basis points, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

The increases in the net interest rate spread and margin to 2.27% and 2.79%, respectively, for the six months ended June 30, 2000, reflects the effect of the Company's balance sheet repositioning that has occurred since the end of the first quarter of 1999. Additionally, the average balance of certificates of deposit has continued to decline as certificates renew in the current interest rate environment, offset in part by an increase in the average balance of core deposits. The average yield of interest-earning assets increased 32 basis points to 7.25%, while the average cost of interest-bearing liabilities only rose 26 basis points to 4.98% for the six months ended June 30, 2000 as compared to 4.72% for the same 1999 period.

Included in non-interest-earning assets for the six month period ending June 30, 2000 is the Company's investment in BOLI with an average balance of $28.1 million, an average pre-tax yield of 7.15% and generating $1.0 million of income reported as non-interest income. The effect of reclassifying the BOLI to an interest-earning asset for the six months ended June 30, 2000 would result in a net interest rate spread of 2.27%, a net interest margin of 2.81% and a ratio of interest-earning assets to interest-bearing liabilities of 112.21%. Inclusion of the BOLI as an interest-earning asset for the six months ended June 30, 2000, would have resulted in an increase of 6 basis points and 4 basis points in the net interest rate spread and margin, respectively, from same prior year period.

Provision for Loan Losses

The Company had no provision for loan losses for the six months ended June 30, 2000 and 1999. The lack of a provision for loan losses for the six months ended June 30, 2000 and 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans.

Non-Interest Income

Non-interest income decreased $10.0 million, or 71.1%, to $4.1 million for the six months ended June 30, 2000, as compared to non-interest income of $14.1 million for the same prior year period. The decrease was principally the result of $14.4 million decrease in net gains on sales of securities. Fee and service charge income increased $1.6 million, or 55.1%, to $4.6 million for the six months ended June 30, 2000. This increase is primarily due to increased fee income generated from the sale of alternative investment products and other retail banking fees. Other non-interest income increased $3.5 million for the six months ended June 30, 2000, as compared to the corresponding 1999 period. This increase is reflective of the inclusion of the $3.3 million gain on sale of the former T R Financial Corp. headquarters located in Garden City, New York and $1.1 million in income generated from the second quarter 2000 BOLI investment. Partially offsetting these increases is the $772,000, or 11.5%, decrease in mortgage banking operations income. This decrease was principally due to the decline in third party loan sales, and to a lesser extent, the change in the product mix of the loans sold during the six month period ended June 30, 2000, versus the same period in 1999. Loan sales of one -to four-family loans to third parties for the six months ended June 30, 2000 totaled $207.3 million, a decline of $203.0 million, or 49.5%, from $410.3 million for the comparable 1999 period.

Non-Interest Expense

Non-interest expense totaled $39.1 million for the six months ended June 30, 2000, as compared to $133.0 million for the six months ended June 30, 1999, a decrease of $93.9 million, or 70.6%. The decrease in non-interest expense was primarily attributable to merger related costs associated with the acquisition of T R Financial Corp. incurred during the six months ended June 30, 1999 totaling $89.2 million and the restructuring charge in connection with the early retirement program for The Roslyn Savings Bank employees totaling $5.9 million. The aforementioned merger related costs associated with the acquisition were comprised of $16.9 million of transaction costs, $39.9 million of severance and other compensation costs, $24.6 million of ESOP amortization costs and $7.8 million of costs associated with combining operations.

General and administrative expenses for the six months ended June 30, 2000, increased $824,000, or 2.2%, to $38.7 million from $37.8 million for the six months ended June 30, 1999. The increase in operating expenses was due to the reduction in compensation and employee benefit costs of $1.8 million, offset by increases in occupancy and equipment of $403,000, deposit insurance premiums of $259,000, advertising and promotion of $323,000 and other non-interest expenses of $1.6 million.

The decrease in compensation and employee benefit expenses was due to the recognition of a full six months of post merger staff reductions. The increase in occupancy and equipment expense relates to the additional expenses associated with operating of several new banking locations and the Bank's mortgage banking subsidiary's headquarters, coupled with the loss of rental income from Bank owned properties that were sold during the fourth quarter of 1999. The increase in advertising and promotion expense was due to the recent promotion of the Bank's free checking campaign. Other non-interest expenses increased due, in part, to higher data processing and professional fees.

Income Taxes

Total income tax expense increased $5.3 million, or 36.1%, from $14.5 million recorded during the six months ended June 30, 1999, to $19.8 million during the six months ended June 30, 2000. The increase is primarily attributable to the increase in income before income taxes and the tax effect of the merger related costs and other restructuring charges, which were deemed to be non-deductible and occurred during the six months ended June 30, 1999.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, reverse-repurchase agreements, FHLB borrowings and proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of one- to four-family, construction and commercial real estate loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the first six months of 2000 the Bank retained for portfolio $349.9 million of one- to four-family loan originations as compared to $100.7 million for the same six month period of 1999. Also during the six months ended June 30, 2000, the Bank originated $110.5 million of construction and commercial real estate loans, as compared with $81.4 million in the comparable 1999 period. Purchases of debt, equity, mortgage-backed and mortgage related securities available-for-sale totaled $114.0 million and $1.2 billion during the six months ended June 30, 2000 and 1999, respectively. The Bank, during the second quarter of 2000, also made a $100.0 million investment in BOLI. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related securities and by the Company's borrowed funds position during the respective periods.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements and FHLB borrowings. At June 30, 2000, the Company had $2.05 billion in reverse-repurchase agreements outstanding, as compared to $2.45 billion at December 31, 1999.

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

Currently, the Company has utilized the following strategies to manage interest rate risk: (i) increasing low-cost core deposits through expanded product offerings and its branch network while reducing the portfolio of high-cost time deposits; (ii) investing in short-term fixed-rate and adjustable-rate mortgage loans which may generally bear lower yields as compared to longer-term investments, but which better reduces the Company's exposure to increases in market interest rates; and (iii) utilization of short-term borrowings to sustain its asset position while maintaining market spreads. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer-term fixed-rate investments and whole loans. However, management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2000, the Company's one-year gap position was negative 30.89%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets, as compared to if it had a positive gap. Accordingly, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets, as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. The Company's June 30, 2000 cumulative one-year gap position reflects the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at June 30, 2000 were classified within the one-year maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $89.9 million, representing a positive cumulative one-year gap position of 1.21%. The available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will not have a material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 8.00% to 12.00% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 8.00% and 22.00% annually. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $353.6 million of callable securities at their estimated fair value, classified according to their maturity dates, which are within the "Over Five Years" maturity category. Of such securities, $182.0 million are callable with in one year and the remaining are callable over five years. Also included in the Gap Table are $835.0 million of callable borrowings, classified according to their maturity dates, which are primarily due within three years. If callable borrowings at June 30, 2000 were classified according to their first call date, the Company's one-year gap position would be negative 40.28%. In addition, of such callable borrowings, $700.0 million are callable within one year.

The Company's negative gap position, at December 31, 1999 of negative 22.72% and June 30, 2000 of negative 30.89%, primarily reflects the effect of callable borrowings and short-term certificates of deposit. As these callable borrowings are "called" they are primarily being rolled-over into other short-term borrowings with maturities less than one year. Management's decision to utilize short-term borrowings as the calls occurred was based upon the current interest rate environment. The high concentration of certificates of deposit maturing in the "Up to One Year" category reflects management's strategy of reducing its reliance on high-cost longer-term time deposits in favor of lower-cost shorter-term time deposits.

                                                                              At June 30, 2000
                                 -------------------------------------------------------------------------------------------------
                                                   One          Two          Three         Four          Over
                                    Up to        to Two       to Three      to Four       to Five        Five
                                  One Year        Years        Years         Years         Years         Years           Total
                                 ------------  ------------  -----------  ------------  ------------  ------------  ------------
                                                                           (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold             $     16,900  $          -  $         -  $          -  $          -  $          -  $     16,900
  Debt and equity
    securities, net (2)                29,496        16,198            -             -             -       704,663       750,357
  Mortgage-backed and
     mortgage related
        securities, net (2)           532,345       360,928      337,944       261,990       192,585       518,368     2,204,160
  Real estate loans,
     net (3) (4)                      916,950       241,640      295,828       249,172       360,382     1,961,618     4,025,590
  Consumer loans, net (4)              54,984        40,841          803           560             -           374        97,562
                                 ------------  ------------  -----------  ------------  ------------  ------------  ------------
      Total interest-earning
        assets                      1,550,675       659,607      634,575       511,722       552,967     3,185,023     7,094,569
                                 ------------  ------------  -----------  ------------  ------------  ------------  ------------
Interest-bearing
  liabilities:
  Money market accounts                37,318        22,548       13,915         8,797         5,709       144,904       233,191
  Savings accounts                     82,287        73,786       66,198        59,423        53,374       538,120       873,188
  Super NOW and NOW accounts            6,864         6,589        6,326         6,073         5,830       139,913       171,595
  Certificates of deposit           2,017,726       259,888      126,700        75,843        16,571        18,634     2,515,362
  Borrowed funds                    1,708,917       229,100       51,500       105,000        25,000       660,813     2.780,330
                                 ------------  ------------  -----------  ------------  ------------  ------------  ------------
      Total interest-bearing
        liabilities                 3,853,112       591,911      264,639       255,136       106,484     1,502,384     6,573,666
                                 ------------  ------------  -----------  ------------  ------------  ------------  ------------
  Interest sensitivity
    gap (5)                      $ (2,302,437) $     67,696  $   369,936  $    256,586  $    446,483  $  1,682,639  $    520,903
                                 ============  ============  ===========  ============  ============  ============  ============
  Cumulative interest
    sensitivity gap              $ (2,302,437) $ (2,234,741) $(1,864,805) $ (1,608,219) $ (1,161,736) $    520,903
                                 ============  ============  ===========  ============  ============  ============
  Cumulative interest
    sensitivity gap as a
    percentage of total
    assets                             (30.89)%      (29.98)%     (25.02)%      (21.57)%      (15.58)%        6.99%
  Cumulative net interest-
    earning assets as a
    percentage of cumulative
    interest-bearing liabilities        40.24%        49.72%       60.40%        67.61%        77.09%       107.92%

     (1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
     (2) Debt, equity and mortgage-backed and mortgage related securities, net are shown at their respective carrying values. Included in debt and equity securities, net is $60.4 million of FHLB stock included in the "Over Five Years" category.
     (3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
     (4) Loans held-for-sale, net are included in the "Up to One Year" category.
     (5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing labilities.

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

In accordance with the requirements of the FDIC and the New York State Banking Department, the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of June 30, 2000 the Bank exceeded those requirements. The Bank's leverage capital ratio, tier-1 risk-based capital ratio and total-risk based capital ratio were 5.79%, 11.72% and 12.83%, respectively.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 24, 2000, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of KPMG LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:


                                                                          No. of Votes For             No. of Votes Withheld
                                                                      -------------------------     ---------------------------
1.       Election of Directors:
                  Thomas J. Calabrese, Jr......................                59,822,155                   1,135,475
                  Spiros J. Voutsinas..........................                59,783,400                   1,174,230
                  Leonard Genovese.............................                59,821,922                   1,135,708
                  Dr. Edwin W. Martin, Jr.....................                 59,823,187                   1,134,443
                  Richard C. Webel.............................                59,824,880                   1,132,750

The Directors whose terms continued and the years their terms expire are as follows:

         Continuing Directors:                                   Expiration of Term as Director
                                                                 ------------------------------
                  John R. Bransfield, Jr......................            2002
                  Maureen E. Clancy...........................            2002
                  Thomas A. Doherty...........................            2002
                  Victor C. McCuaig...........................            2002

                  Joseph L. Mancino...........................            2001
                  John M. Tsimbinos...........................            2001
                  James E. Swiggett...........................            2001
                  Robert G. Freese............................            2001
                  A. Gordon Nutt..............................            2001

                                                                                             No. of               No. of
                                                                         No. of               Votes               Votes
                                                                        Votes For           Withheld            Abstaining
                                                                      --------------     ----------------    -----------------
2.        Ratification of the appointment of KPMG LLP as
independent auditors of the Company for the fiscal year ending
December 31, 2000..............................................        60,358,886            322,701             276,043

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits
                 --------
          3.1    Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
          3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)
          3.3    Amended and Restated Bylaws of Roslyn Bancorp, Inc.
          11.0   Statement Re:  Computation of Per Share Earnings
          27.0   Financial Data Schedule

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

                                  Exhibit Index
                                  -------------


 3.3   Amended and Restated Bylaws of Roslyn Bancorp, Inc.
11.0   Statement Re:  Computation of Per Share Earnings
27.0 Financial Data Schedule (submitted only with filing in electronic filing)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ROSLYN BANCORP, INC.
                                                 (Registrant)



Date: August 10, 2000                            By: /s/ Joseph L. Mancino
      ------------------------                      ----------------------------
                                                         Joseph L. Mancino
                                                         Vice Chairman of the
                                                         Board, President and
                                                         Chief Executive Officer

Date: August 10, 2000                            By: /s/ Michael P. Puorro
      ------------------------                      ----------------------------
                                                         Michael P. Puorro
                                                         Treasurer and Chief
                                                         Financial Officer