Form 10-Q
period 2000-09-30
ROSLYN BANCORP INC
filed 2000-11-13
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                to

                        Commission file number 0-28886

                             ROSLYN BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                              11-3333218
                 ----------------                         ----------
          (State or Other Jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)             Identification No.)


       One Jericho Plaza, Jericho, New York                11753-8905
   ---------------------------------------------------------------------
     (Address of Principal Executive Offices)              (Zip Code)

                               (516) 942 - 6000
   ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]         No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Classes of Common Stock      Number of Shares Outstanding, November 6, 2000
     -----------------------      ----------------------------------------------
          $.01 Par Value                            61,541,133
          --------------                            ----------

                                   FORM 10-Q
                             ROSLYN BANCORP, INC.
                                     INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements - (Unaudited):

         Consolidated Statements of Financial Condition at
           September 30, 2000 and December 31, 1999                                    1

         Consolidated Statements of Income for the three and nine months ended
           September 30, 2000 and 1999                                                 2

         Consolidated Statement of Changes in Stockholders' Equity
           for the nine months ended September 30, 2000                                3

         Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2000 and 1999                       4

         Notes to Consolidated Financial Statements                                    5

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        11

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                    27


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                            28

ITEM 2.  Changes in Securities and Use of Proceeds                                    28

ITEM 3.  Defaults Upon Senior Securities                                              28

ITEM 4.  Submission of Matters to a Vote of Security Holders                          28

ITEM 5.  Other Information                                                            28

ITEM 6.  Exhibits and Reports on Form 8-K                                             28

         Signature Page                                                               31

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

                             ROSLYN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                     (In thousands, except share amounts)

                                                                                          September 30, 2000     December 31, 1999
                                                                                          ------------------     -----------------
                                              ASSETS
                                              ------
Cash and cash equivalents:
 Cash and cash items                                                                      $            7,178     $           8,937
 Due from banks                                                                                       49,910                39,112
 Money market investments                                                                             42,100                30,800
                                                                                          ------------------     -----------------
  Total cash and cash equivalents                                                                     99,188                78,849

Debt and equity securities available-for-sale, net                                                   731,069               729,201
Mortgage-backed and mortgage related securities available-for-sale, net                            2,007,870             2,801,284
                                                                                          ------------------     -----------------
  Total securities available-for-sale, net                                                         2,738,939             3,530,485

Federal Home Loan Bank of New York (FHLB) stock, at cost                                              75,246                28,029
Loans held-for-sale, net                                                                              11,593                62,852
Loans receivable held for investment, net:
 Real estate loans, net                                                                            4,004,386             3,746,711
 Consumer loans, net                                                                                  93,698               101,751
                                                                                          ------------------     -----------------
  Total loans receivable held for investment, net                                                  4,098,084             3,848,462
 Allowance for loan losses                                                                           (40,655)              (40,155)
                                                                                          ------------------     -----------------
  Total loans receivable held for investment, net of allowance for loan losses                     4,057,429             3,808,307
Banking house and equipment, net                                                                      32,012                30,790
Accrued interest receivable                                                                           42,234                42,763
Deferred tax asset, net                                                                               77,812                97,156
Other assets                                                                                         169,659                45,952
                                                                                          ------------------     -----------------
         Total assets                                                                     $        7,304,112     $       7,725,183
                                                                                          ==================     =================


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
Liabilities:
 Deposits:
  Savings accounts                                                                        $          857,077     $         915,369
  Certificates of deposit                                                                          2,557,667             2,605,454
  Money market accounts                                                                              239,180               228,760
  Demand deposit accounts                                                                            331,569               296,029
                                                                                          ------------------     -----------------
   Total deposits                                                                                  3,985,493             4,045,612
 Official checks outstanding                                                                          19,664                25,758
 Borrowed funds:
  Reverse-repurchase agreements                                                                    1,735,042             2,449,345
  Other borrowings                                                                                   864,912               395,196
                                                                                          ------------------     -----------------
   Total borrowed funds                                                                            2,599,954             2,844,541
 Accrued interest and dividends                                                                       28,323                28,924
 Mortgagors' escrow and security deposits                                                             59,406                59,465
 Accrued taxes payable                                                                                 9,370                15,905
 Accrued expenses and other liabilities                                                               45,035                67,319
                                                                                          ------------------     -----------------
         Total liabilities                                                                         6,747,245             7,087,524
                                                                                          ------------------     -----------------

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                               -                     -
 Common stock, $0.01 par value, 200,000,000 shares authorized; 79,212,903 shares issued and 62,848,683 and 71,551,008 shares outstanding at September 30, 2000 and December 31,
  1999 respectively                                                                                      792                   792
 Additional paid-in-capital                                                                          506,010               492,311
 Retained earnings - partially restricted                                                            511,900               478,891
 Accumulated other comprehensive loss:
  Net unrealized loss on securities available-for-sale, net of tax                                   (82,754)             (109,557)
 Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                               (47,080)              (48,425)
 Unearned common stock held by Stock-Based Incentive Plan (SBIP)                                     (16,045)              (20,894)
 Common stock held by Supplemental Executive Retirement Plan and Trust (SERP), at
  cost (368,720 and 347,895 shares at September 30, 2000 and December 31, 1999,
  respectively)                                                                                       (4,535)               (4,191)
 Treasury stock, at cost (15,995,500 and 7,314,000 shares at September 30, 2000 and
  December 31, 1999, respectively)                                                                  (311,421)             (151,268)
                                                                                          ------------------     -----------------
   Total stockholders' equity                                                                        556,867               637,659
                                                                                          ------------------     -----------------
         Total liabilities and stockholders' equity                                       $        7,304,112     $       7,725,183
                                                                                          ==================     =================

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                              For the Three Months Ended        For the Nine Months Ended
                                                                     September 30,                     September 30,
                                                           ------------------------------     -------------------------------
                                                                 2000             1999              2000               1999
                                                                 -----            ----              ----               ----
Interest income:
 Federal funds sold and short-term deposits                $       223      $        340       $        843      $      1,366
 Debt and equity securities                                     16,468            13,309             46,684            37,135
 Mortgage-backed and mortgage related securities                39,170            51,509            128,014           149,697
 Real estate loans                                              75,386            66,161            219,693           196,786
 Consumer and other loans                                        2,301             2,095              6,380             6,142
                                                           -----------      ------------       ------------      ------------
   Total interest income                                       133,548           133,414            401,614           391,126
                                                           -----------      ------------       ------------      ------------
Interest expense:
 Deposits                                                       43,675            43,040            128,701           131,224
 Borrowed funds                                                 43,349            36,198            123,108           102,532
                                                           -----------      ------------       ------------      ------------
   Total interest expense                                       87,024            79,238            251,809           233,756
                                                           -----------      ------------       ------------      ------------

Net interest income before provision for loan losses            46,524            54,176            149,805           157,370
Provision for loan losses                                        1,000                 -              1,000                 -
                                                           -----------      ------------       ------------      ------------
Net interest income after provision for loan losses             45,524            54,176            148,805           157,370
                                                           -----------      ------------       ------------      ------------

Non-interest income:
 Fees and service charges                                        1,611             1,306              6,172             3,816
 Mortgage banking operations                                     2,735             5,635              8,690            12,362
 Net (losses)/gains on securities                               (5,999)               42            (17,049)            3,441
 Other non-interest income                                       1,885                31              6,499             1,096
                                                           -----------      ------------       ------------      ------------
   Total non-interest income                                       232             7,014              4,312            20,715
                                                           -----------      ------------       ------------      ------------
Non-interest expense:
 General and administrative expenses:
   Compensation and employee benefits                            5,860            10,813             26,748            33,118
   Occupancy and equipment                                       2,313             2,564              7,521             7,369
   Deposit insurance premiums                                      189               127                745               424
   Advertising and promotion                                     1,021               937              2,961             2,554
   Other non-interest expenses                                   4,845             4,315             14,922            12,706
                                                           -----------      ------------       ------------      ------------
     Total general and administrative expenses                  14,228            18,756             52,897            56,171
 Amortization of excess of cost over fair value
  of net assets acquired                                            61               118                329               354
 Real estate operations, net                                       (32)               60                 97              (185)
 Merger related costs                                                -                 -                  -            89,247
 Restructuring charges                                          11,973                 -             11,973             5,903
                                                            -----------      ------------       ------------      ------------
     Total non-interest expense                                 26,230            18,934             65,296           151,490
                                                            -----------      ------------       ------------      ------------
Income before provision for income taxes and
 Extraordinary item                                             19,526            42,256             87,821            26,595
Provision for income taxes                                       2,251            14,665             22,020            29,192
                                                           -----------      ------------       ------------      ------------
Income/(loss) before extraordinary item                         17,275            27,591             65,801            (2,597)
Extraordinary item, net of tax - prepayment
 penalty on debt extinguishment                                      -                 -                  -            (4,236)
                                                           -----------      ------------       ------------      ------------
Net income/(loss)                                          $    17,275      $     27,591       $     65,801      $     (6,833)
                                                           ===========      ============       ============      ============
Basic earnings/(loss) per share:
 Income/(loss) before extraordinary item                   $      0.28      $       0.38       $       1.03      $      (0.03)
 Extraordinary item, net of tax                                      -                 -                  -             (0.06)
                                                           -----------      ------------       ------------      ------------
 Net income/(loss) per share                               $      0.28      $       0.38       $       1.03      $      (0.09)
                                                           ===========      ============       ============      ============
Diluted earnings/(loss) per share:
 Income/(loss) before extraordinary item                   $      0.28      $       0.37       $       1.02      $      (0.03)
 Extraordinary item, net of tax                                      -                 -                  -             (0.06)
                                                           -----------      ------------       ------------      ------------
 Net income/(loss) per share                               $      0.28      $       0.37       $       1.02      $      (0.09)
                                                           ===========      ============       ============      ============

         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                (In thousands)

                                                                                                      Unallocated    Unearned
                                                                          Retained      Accumulated      common       common
                                                             Additional   earnings-        other         stock         stock
                                                   Common     paid-in-    partially    comprehensive    held by       held by
                                                   stock      capital     restricted   (loss) income      ESOP          SBIP
                                                   ------    ----------   ----------   -------------  -----------    ----------
Balance at December 31, 1999                       $  792     $ 492,311    $ 478,891     $ (109,557)   $  (48,425)   $  (20,894)
Comprehensive income:
  Net income                                                                  65,801
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
        net of reclassification adjustment (1) (2)                                           26,803
  Total comprehensive income
Exercise of stock options and related tax benefit                             (3,872)
Allocation of ESOP stock and related tax benefit                    194                                     1,345
Amortization of SBIP stock awards                                               (330)                                     4,849
Distribution of  ESOP and SERP stock                             13,505           (4)
Cash dividends declared on common stock                                      (28,586)
Common stock acquired, at cost
                                                   ------     ---------    ---------     ----------    ----------    ----------
Balance at September 30, 2000                      $  792     $ 506,010    $ 511,900     $  (82,754)   $  (47,080)   $  (16,045)
                                                   ======     =========    =========     ==========    ==========    ==========


                                                         Common             Treasury              Total
                                                     Stock held by            Stock            Shareholders'
                                                     SERP, at cost           at cost              equity
                                                     -------------          ---------          ------------
Balance at December 31, 1999                           $ (4,191)           $ (151,268)           $  637,659
Comprehensive income:
  Net income                                                                                         65,801
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
        net of reclassification adjustment (1) (2)                                                   26,803
                                                                                                 ----------
  Total comprehensive income                                                                         92,604
                                                                                                 ----------
Exercise of stock options and related tax benefit                                                    (3,872)
Allocation of ESOP stock and related tax benefit                                                      1,539
Amortization of SBIP stock awards                                                                     4,519
Distribution of  ESOP and SERP stock                        237                                      13,738
Cash dividends declared on common stock                                                             (28,586)
Common stock acquired, at cost                             (581)             (160,153)             (160,734)
                                                       --------            ----------            ----------
Balance at September 30, 2000                          $ (4,535)           $ (311,421)           $  556,867
                                                       ========            ==========            ==========

     (1) Disclosure of reclassification amount, net of tax, for the nine months ended September 30, 2000:

          Net unrealized appreciation arising during the period, net of tax                              $16,953
          Less:  Reclassification adjustment for net losses included in net income, net of tax            (9,850)
                                                                                                         -------
          Net unrealized gain on securities, net of tax                                                  $26,803
                                                                                                         =======
     (2)  The tax expense relating to the net unrealized appreciation arising during the nine months ended September 30, 2000 was $19.6 million.

     (3)  Disclosure of comprehensive loss at September 30, 1999:


          Net loss for the nine months ended September 30, 1999                                          $(6,833)
          Other comprehensive loss, net of tax:
            Net unrealized loss on certain securities, net of reclassification adjustment                (87,712)
                                                                                                        --------
          Comprehensive loss for the nine months ended September 30, 1999                               $(94,545)
                                                                                                        ========


         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                  2000              1999
                                                                             -------------      ------------
Cash flows from operating activities:
Net income (loss)                                                               $   65,801      $     (6,833)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Provision for loan losses                                                          1,000                 -
  Provision for (recovery of) real estate owned losses                                  18              (300)
  Amortization of excess of cost over fair value of net
   assets acquired                                                                     329               354
  Depreciation and amortization                                                      2,403             2,446
  Amortization of premiums (less than) in excess of accretion
   of discounts                                                                    (11,153)            2,004
  ESOP and SBIP expense, net                                                         6,058             8,684
  Originations and purchases of loans held-for-sale, net of
   sales and securitizations                                                        59,938            25,332
  Gains on sales of loans                                                           (8,452)          (13,879)
  Net losses (gains) on securities                                                  17,049            (3,441)
  Net gains on sales of real estate owned                                              (33)               (9)
  Gains on sales of fixed assets                                                    (3,266)             (936)
  Income taxes deferred and tax benefits attributable to
    stock plans                                                                      2,232             5,530
  Changes in assets and liabilities:
     Decrease in accrued interest receivable                                           529             3,939
     Decrease in other assets                                                        1,326            11,117
     Decrease in official checks outstanding                                        (6,094)           (1,103)
     (Decrease) increase in accrued interest and dividends                            (601)            2,382
     Decrease in accrued taxes payable                                              (6,535)           (2,476)
     Decrease in accrued expenses and other liabilities                             (8,546)           26,802
     Net decrease in unearned income                                                (5,374)           (1,133)
     Increase in other, net                                                              -               505
                                                                             -------------      ------------
       Net cash provided by operating activities                                   106,629            58,985
                                                                             -------------      ------------
Cash flows from investing activities:
  (Purchases of) proceeds from redemption of FHLB capital stock                    (47,217)           19,650
  Proceeds from sales and repayments of securities available-for-sale              981,627         2,008,156
  Purchases of securities available-for-sale                                      (149,830)       (2,027,217)
  Investment in real estate joint venture                                          (25,000)                -
  Purchase of Bank Owned Life Insurance (BOLI)                                    (100,000)                -
  Loan originations and purchases net of principal repayments                     (255,183)         (102,173)
  Proceeds from sales of loans held for investment                                   9,868                 -
  Purchases of banking house and equipment, net                                       (359)               (5)
  Proceeds from sales of real estate owned                                             144               729
                                                                             -------------      ------------
       Net cash provided by (used in) investing activities                         414,050          (100,860)
                                                                             -------------      ------------
Cash flows from financing activities:
  (Decrease) increase in demand deposit, money market
   and savings accounts                                                            (12,332)           41,499
  Decrease in certificates of deposit                                              (47,787)         (158,646)
  (Decrease) increase in short-term borrowed funds                                (176,818)          190,618
  (Decrease) increase in long-term borrowed funds                                  (67,769)           12,167
  Decrease in mortgagors' escrow and security deposits                                 (59)           (5,558)
  Net cash used in exercise of stock options                                        (6,255)          (10,288)
  Cash dividends paid on common stock                                              (28,586)          (27,532)
  Cost to repurchase treasury stock                                               (160,153)          (40,166)
  Cost to repurchase common stock for SERP                                            (581)                -
  Proceeds from re-issuance of treasury stock                                            -             7,650
                                                                             -------------      ------------
       Net cash (used in) provided by financing activities                        (500,340)            9,744
                                                                             -------------      ------------
  Net increase (decrease) in cash and cash equivalents                              20,339           (32,131)
  Cash and cash equivalents at beginning of period                                  78,849            94,188
                                                                             -------------      ------------
  Cash and cash equivalents at end of period                                 $      99,188      $     62,057
                                                                             =============      ============
  Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest on deposits and borrowed funds                                 $     252,410      $    238,706
                                                                             =============      ============
     Income taxes                                                            $      25,380      $     26,992
                                                                             =============      ============
  Non-cash investing activities:
     Additions to real estate owned, net                                     $         340      $        300
                                                                             =============      ============
     Transfer of securities from held-to-maturity to available
      -for-sale, at amortized cost                                           $           -      $  1,269,280
                                                                             =============      ============

         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Roslyn Bancorp, Inc. and its wholly-owned subsidiaries (collectively, the Company). Roslyn Bancorp, Inc. is the holding company for The Roslyn Savings Bank and its subsidiaries (the Bank).

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

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months and/or the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

3.  RESTRUCTURING CHARGE

On August 28, 2000, the Company announced strategic initiatives and plans to exit the residential mortgage banking business through the sale and divestiture of its subsidiary, Roslyn National Mortgage Corp. (RNMC). In connection with this strategy, the Bank entered into a letter of intent for the sale of a substantial part of the residential origination capabilities of RNMC. The remainder of RNMC's operations will be dissolved within 90 days.

The Company recorded a pre-tax restructuring charge of $12.0 million in the third quarter of 2000 related to the sale and divestiture of RNMC.

For the period between initiation of the sale and divestiture of RNMC and the consummation date, the Company developed formal plans to liquidate the businesses of RNMC. Such plans included, among other things, the termination of employees, disposal of the net assets of the Company and the cancellation of executory contracts. The Company has recognized as liabilities only those items that qualify for recognition under the consensus reached on Issue No. 94-3 by the Emerging Issues Task Force (EITF), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)".

The Company has recorded all direct costs related to the RNMC sale and divestiture as liabilities and the total pre-tax charge of $12.0 million has been classified as a restructuring charge in the Company's consolidated statement of income for the quarter ended September 30, 2000. Such costs relate to restructuring plans and/or exit plans formally adopted by the Company.

The following table sets forth the components of the Company's restructuring charge:

                                                                          Provision Charged to
                                                                                Income
                                                                        ----------------------
                                                                          (In thousands)
            Employment contracts and termination pay                       $      2,434
            Legal, professional and other transaction fees                        1,225
            Goodwill                                                              1,743
            Write-down of fixed assets and other assets                           6,571
                                                                           ------------
               Total                                                       $     11,973
                                                                           ============

At September 30, 2000, $2.7 million of restructuring costs pertaining to the sale and divestiture of RNMC remains in other liabilities on the accompanying unaudited consolidated statements of financial condition.

4.  EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended September 30, 2000 and 1999, compensation expense attributable to the ESOP was approximately $567,000 and $493,000, respectively. For the nine months ended September 30, 2000 and 1999, such expense was $1.5 million and $1.4 million, respectively. Included in the merger related costs incurred during the nine months ended September 30, 1999, was $24.6 million relating to the allocation of the shares to the former employees of T R Financial Corp. This transaction represents a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering. At September 30, 2000, $629,000 of merger related costs pertaining to the termination of the T R Financial Corp. ESOP, remains in other liabilities on the accompanying unaudited consolidated statements of financial condition.

5.  STOCK-BASED INCENTIVE PLAN

During the nine months ended September 30, 2000, the Company granted stock awards of 25,400 shares. These awards vest over five years on the anniversary dates of the awards. During the nine months ended September 30, 2000, awards relating to 16,237 shares were forfeited. For the three months ended September 30, 2000 and 1999, compensation expense attributable to the stock-based incentive plan was approximately $1.5 million and $2.3 million, respectively. For the nine months ended September 30, 2000 and 1999, such expense was $4.5 million and $4.7 million, respectively.

During the nine months ended September 30, 2000, the Company granted stock options to purchase 153,500 shares of the Company's common stock, with exercise prices ranging from $16.13 to $18.81 per share. These awards vest over five years on the anniversary dates of the awards. Additionally, options to purchase 110,996 shares of the Company's common stock were forfeited and options to purchase 519,100 shares were exercised during the nine months ended September 30, 2000. The total number of outstanding stock options at September 30, 2000, was 5,743,227.

6.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, issued in June 1996. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No.140.

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

7.  RECENT DEVELOPMENTS

On November 3, 2000, the Company announced that the Bank's subsidiary, Roslyn National Mortgage Corporation and American Home Mortgage Holdings, Inc. consummated the previously announced sale on October 31, 2000 of a substantial portion of the residential origination capabilities of Roslyn National Mortgage Corp.

On September 29, 2000, the Company announced that its Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred share purchase right for each share of common stock of the Company.

On September 27, 2000, the Company announced that its Board of Directors approved the Company's seventh stock repurchase plan. The plan authorizes the purchase of up to 5% of its common stock outstanding, or approximately 3.1 million shares.

On August 23, 2000, the Company announced that the Company's Board of Directors declared a quarterly dividend of $0.155 per common share. The dividend was paid on September 12, 2000 to shareholders of record as of September 1, 2000.

8.  DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED
    SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, of the Company at September 30, 2000 and December 31, 1999:

                                                              September 30, 2000              December 31, 1999
                                                       -----------------------------     ----------------------------
                                                                          Estimated                       Estimated
                                                          Amortized          Fair         Amortized          Fair
                                                             Cost           Value            Cost           Value
                                                       ---------------   -----------     -------------   ------------
                                                                                (In thousands)
Available-for-sale:
 Debt securities:
  United States Government - direct and
     guaranteed, net                                      $    41,094     $    41,386     $    67,192     $    67,880
  United States Government agencies, net                      300,065         285,174         287,642         267,942
  State, county and municipal, net                              4,482           4,340           4,762           4,833
                                                       --------------    ------------    ------------    ------------
   Total debt securities, net                                 345,641         330,900         359,596         340,655
                                                       --------------    ------------    ------------    ------------
 Equity securities:
  Preferred and common stock                                  220,478         193,965         227,854         202,753
  Trust preferreds, net                                       219,440         188,633         194,604         169,040
  Other                                                        16,786          17,571          16,541          16,753
                                                       --------------    ------------    ------------    ------------
   Total equity securities, net                               456,704         400,169         438,999         388,546
                                                       --------------    ------------    ------------    ------------

 Mortgage-backed and mortgage related securities,
    net:
  FNMA pass-through securities, net                           143,441         142,294         177,003         172,669
  GNMA pass-through securities, net                           569,396         559,109         638,855         621,205
  FHLMC pass-through securities, net                          145,409         147,334         171,591         173,581
  GNMA adjustable-rate mortgage pass-through
     securities, net                                          171,823         172,772         174,480         175,997
  FNMA adjustable-rate mortgage pass-through
     securities, net                                                -               -          63,148          63,148
  Whole loan private collateralized mortgage
     obligations, net                                         238,373         229,914         536,320         513,940
  Agency collateralized mortgage obligations, net             811,393         756,447       1,159,882       1,080,744
                                                       --------------    ------------    ------------    ------------
   Total mortgage-backed and mortgage related
      securities, net                                       2,079,835       2,007,870       2,921,279       2,801,284
                                                       --------------    ------------    ------------    ------------
   Total securities, net                                  $ 2,882,180     $ 2,738,939     $ 3,719,874     $ 3,530,485
                                                       ==============    ============    ============    ============

9.  LOANS RECEIVABLE, NET

Loans receivable, net, at September 30, 2000 and December 31, 1999 consist of the following:

                                                             September 30, 2000         December 31, 1999
                                                         -----------------------      ---------------------
                                                                              (In thousands)
Loans held-for-sale, net:
  One- to four-family loans, net                           $           10,954         $             61,064
  Student loans                                                           639                        1,788
                                                           ------------------         --------------------
    Loans held-for-sale, net                               $           11,593         $             62,852
                                                           ==================         ====================


Loans receivable held for investment, net:
 Real estate loans:
  One -to four-family                                      $        3,109,374         $          2,903,771
  Multi-family                                                         91,266                       89,161
  Home equity and second mortgage                                     151,037                      139,191
  Commercial real estate                                              486,476                      489,504
  Construction and development                                        147,277                      107,781
                                                           ------------------         --------------------
     Total real estate loans                                        3,985,430                    3,729,408
  Less:
     Net unamortized discount and deferred income                      (2,738)                      (3,496)
     Net deferred loan origination costs                               21,694                       20,799
                                                           ------------------         --------------------
      Total real estate loans, net                                  4,004,386                    3,746,711
 Consumer loans, net:
   Consumer                                                            25,169                       21,947
   Automobile leases, net                                              68,529                       79,804
                                                           ------------------         --------------------
      Total consumer loans, net                                        93,698                      101,751
 Allowance for loan losses                                            (40,655)                     (40,155)
                                                           ------------------         --------------------
    Loans receivable held for investment, net              $        4,057,429         $          3,808,307
                                                           ==================         ====================

10.  ASSET QUALITY

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

                                                                    At September 30, 2000       At December 31, 1999
                                                                    ---------------------       --------------------
                                                                                     (In thousands)
Non-accrual loans:
  One- to four-family                                               $       9,205               $          16,354
  Commercial real estate                                                    1,996                           2,434
  Home equity                                                                 258                              79
  Consumer                                                                     38                              96
                                                                    -------------               -----------------
     Total non-accrual loans                                               11,497                          18,963
Loans contractually past due 90 days or more and still accruing                 -                               -
                                                                    -------------               -----------------
     Total non-performing loans                                            11,497                          18,963
Real estate owned, net of allowance                                           211                               -
                                                                    -------------               -----------------
     Total non-performing assets                                    $      11,708               $          18,963
                                                                    =============               =================

Allowance for loan losses as a percent of loans (1)                          0.99%                           1.04%

Allowance for loan losses as a percent of total
  non-performing loans                                                     353.61%                         211.75%

Non-performing loans as a percent of loans (1)                               0.28%                           0.49%

Non-performing assets as a percent of total assets                           0.16%                           0.25%

(1) Loans include loans receivable held for investment, net, excluding the allowance for loan losses.

Loans in arrears three months or more were as follows at:

                                                 Amount               Percent of Loans
                                                 ------               ----------------
                                           (Dollars in thousands)
          September 30, 2000                     $ 11,497                   0.28%
                                                 ========                   ====
          December 31, 1999                      $ 18,963                   0.49%
                                                 ========                   ====
          December 31, 1998                      $ 20,649                   0.57%
                                                 ========                   ====

The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time was $760,000 and $1.2 million at September 30, 2000 and December 31, 1999, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $70,000 during the nine months ended September 30, 2000.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets at September 30, 2000 were $7.30 billion, a decrease of $421.1 million, or 5.5%, from $7.73 billion at December 31, 1999. This decrease was primarily due to a decrease in the mortgage-backed and mortgage related securities portfolio, partially offset by an increase in the real estate loans held for investment portfolio and other assets. Mortgage-backed and mortgage related securities decreased $793.4 million, or 28.3%, from $2.80 billion at December 31, 1999, to $2.01 billion at September 30, 2000. The decrease in these securities was primarily due to management's strategy of repositioning its securities portfolio through the sale of lower yielding securities. The proceeds from these securities sales were used, in part, to repay maturing liability positions, originate real estate loans, repurchase treasury stock, and to fund the purchase of Bank Owned Life Insurance (BOLI) and a capital contribution to a joint venture for the development of a residential community in Oyster Bay, New York. The increase in other assets was principally the result of a $100.0 million investment in BOLI and a $25.0 million investment in the above mentioned real estate joint venture. Real estate loans held for investment, net of unearned income, increased $257.7 million, or 6.9%, to $4.00 billion at September 30, 2000, as compared to $3.75 billion at December 31, 1999. The increase in real estate loans held for investment, net of unearned income, is primarily due to commercial, construction and one- to four-family loan originations of $993.6 million, for the nine months ended September 30, 2000.

Total liabilities at September 30, 2000, were $6.75 billion, a decrease of $340.3 million, or 4.8%, from $7.09 billion at December 31, 1999. The decrease in total liabilities was principally due to a decrease in total deposits and borrowed funds. Total deposits decreased $60.1 million, or 1.5%, from $4.05 billion at December 31, 1999 to $3.99 billion at September 30, 2000. The decrease in deposits reflects the Company's continued emphasis on attracting demand deposit and money market accounts and decreasing its reliance on maturing high-cost time deposits. Certificates of deposit and savings accounts decreased $106.1 million, or 3.0%, from $3.52 billion at December 31, 1999 to $3.41 billion at September 30, 2000, while demand deposit and money market accounts increased $45.9 million, or 8.8%, from $524.8 million at December 31, 1999 to $570.7 million at September 30, 2000. Borrowed funds decreased $244.6 million, or 8.6%, from $2.84 billion at December 31, 1999 to $2.60 billion at September 30, 2000. This decrease was the result of management's investment securities repositioning strategy.

Total stockholders' equity decreased $80.8 million, or 12.7%, to $556.9 million at September 30, 2000, from $637.7 million at December 31, 1999. The decrease was due to the Company's purchase of $160.7 million of treasury and SERP stock, dividends paid of $28.6 million and the $3.9 million effect of stock options exercised for the nine months ended September 30, 2000. Items that offset these decreases were net income for the nine months ended September 30, 2000 of $65.8 million, the effect of the distribution of ESOP and SERP stock of $13.7 million, $6.1 million of amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans and a decrease in the net unrealized loss on securities available-for-sale from December 31, 1999 of $26.8 million.

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

                                                                         For the Three Months Ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                       2000                                    1999
                                                       -------------------------------------  -----------------------------------
                                                                                   Average                                Average
                                                         Average                   Yield/        Average                  Yield/
                                                         Balance      Interest      Cost         Balance      Interest     Cost
                                                       -----------  ------------ -----------   -----------   ----------  ---------
                                                                                (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits           $    13,639  $     223      6.54%      $   26,500    $     340      5.13%
   Debt and equity securities, net                          854,863     16,468      7.71          778,609       13,309      6.84
   Mortgage-backed and mortgage
     related securities, net                              2,274,454     39,170      6.89        3,084,553       51,509      6.68
   Real estate loans, net                                 4,021,126     75,386      7.50        3,611,692       66,161      7.33
   Consumer and other loans, net                            109,240      2,301      8.43          111,311        2,095      7.53
                                                        -----------  ---------                 ----------    ---------
          Total interest-earning assets                   7,273,322    133,548      7.34        7,612,665      133,414      7.01
                                                                     ---------                               ---------
Non-interest-earning assets (1)                             179,601                               107,721
                                                        -----------                            ----------
Total assets                                            $ 7,452,923                            $7,720,386
                                                        ===========                            ==========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                                $   232,863      2,603      4.47       $  189,034        1,853      3.92
   Savings accounts                                         919,312      4,398      1.91        1,010,711        5,289      2.09
   Super NOW and NOW accounts                               178,142        834      1.87          149,790          759      2.03
   Certificates of deposit                                2,503,047     35,840      5.73        2,725,765       35,139      5.16
                                                        -----------  ---------                 ----------    ---------
          Total interest-bearing deposits                 3,833,364     43,675      4.56        4,075,300       43,040      4.22
   Borrowed funds                                         2,796,531     43,349      6.20        2,625,959       36,198      5.51
                                                        -----------  ---------                 ----------    ---------
          Total interest-bearing liabilities              6,629,895     87,024      5.25        6,701,259       79,238      4.73
                                                                     ---------                               ---------
Non-interest-bearing liabilities                            260,966                               264,418
                                                        -----------                            ----------
Total liabilities                                         6,890,861                             6,965,677
Stockholders' equity                                        562,062                               754,709
                                                        -----------                            ----------
Total liabilities and stockholders' equity              $ 7,452,923                            $7,720,386
                                                        ===========                            ==========

Net interest income/interest rate spread (2)                         $  46,524      2.09%                    $  54,176      2.28%
                                                                    ==========   =======                     =========    ======


Net interest margin (2)                                                             2.56%                                   2.85%
                                                                                 =======                                  ======

Ratio of interest-earning assets to
  interest-bearing liabilities                                                    109.70%                                 113.60%
                                                                                 =======                                  ======

______________________
(1) Included in non-interest-earning assets for the three months ended September 30, 2000 is BOLI with an average balance of $101.6 million and income of $1.9 million. The result of reclassifying the BOLI asset into interest-earning assets and the associated income from other income to interest income for the three months ending September 30, 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.20%, 2.63% and 111.24%, respectively.
(2) On a tax equivalent basis, inclusive of BOLI, the net interest spread and margin for the nine months ended September 30, 2000 and 1999 were 2.26% and 2.79%, and 2.38% and 2.95%, respectively.

                                                                         For the Nine Months Ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                      2000                                    1999
                                                      -------------------------------------   -----------------------------------
                                                                                   Average                                Average
                                                         Average                   Yield/        Average                  Yield/
                                                         Balance      Interest      Cost         Balance      Interest     Cost
                                                      -----------   -----------  ----------   -----------   ------------  -------
                                                                                (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits           $    18,566  $       843      6.05%     $    37,699   $    1,366       4.83%
   Debt and equity securities, net                          834,358       46,684      7.46          743,394       37,135       6.66
   Mortgage-backed and mortgage
     related securities, net                              2,484,304      128,014      6.87        3,061,783      149,697       6.52
   Real estate loans, net                                 3,912,786      219,693      7.49        3,548,117      196,786       7.39
   Consumer and other loans, net                            104,362        6,380      8.15          108,364        6,142       7.56
                                                        -----------   ----------                -----------   ----------
          Total interest-earning assets                   7,354,376      401,614      7.28        7,499,357      391,126       6.95
                                                                      ----------                              ----------
Non-interest-earning assets (1)                             117,184                                 151,846
                                                        -----------                             -----------
Total assets                                            $ 7,471,560                            $  7,651,203
                                                        ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                                $   238,594        7,752      4.33     $    157,737        4,452       3.76
   Savings accounts                                         939,003       13,502      1.92          993,607       16,927       2.27
   Super NOW and NOW accounts                               161,755        2,295      1.89          151,775        2,486       2.18
   Certificates of deposit                                2,536,392      105,152      5.53        2,831,295      107,359       5.06
                                                        -----------   ----------                -----------   ----------
          Total interest-bearing deposits                 3,875,744      128,701      4.43        4,134,414      131,224       4.23
   Borrowed funds                                         2,744,650      123,108      5.98        2,486,957      102,532       5.50
                                                        -----------   ----------                -----------   ----------
          Total interest-bearing liabilities              6,620,394      251,809      5.07        6,621,371      233,756       4.71
                                                                      ----------                              ----------
Non-interest-bearing liabilities                            272,579                                 232,212
                                                        -----------                             -----------
Total liabilities                                         6,892,973                               6,853,583
Stockholders' equity                                        578,587                                 797,620
                                                        -----------                             -----------
Total liabilities and stockholders' equity              $ 7,471,560                             $ 7,651,203
                                                        ===========                             ===========

Net interest income/interest rate spread (2)                          $  149,805      2.21%                   $  157,370       2.24%
                                                                      ========== =========                    ========== ==========

Net interest margin (2)                                                               2.72%                                    2.80%
                                                                                 =========                               ==========

Ratio of interest-earning assets to
  interest-bearing liabilities                                                      111.09%                                  113.26%
                                                                                 =========                               ==========

_____________________

(1) Included in non-interest-earning assets for the nine months ended September 30, 2000 is BOLI with an average balance of $52.8 million and income of $2.9 million. The result of reclassifying the BOLI asset into interest-earning assets and the associated income from other income to interest income for the nine months ending September 30, 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.21%, 2.75% and 111.88%, respectively.
(2) On a tax equivalent basis, inclusive of BOLI, the net interest spread and margin for the nine months ended September 30, 2000 and 1999 were 2.35% and 2.89%, and 2.34% and 2.91%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

General

The Company reported net income of $17.3 million, or basic and diluted earnings per share of $0.28 for the quarter ended September 30, 2000, compared to $27.6 million, or basic and diluted earnings per share of $0.38 and $0.37, respectively, for the comparable prior year period.

Net income for the quarter ended September 30, 2000 includes a $12.0 million restructuring charge relating to sale and divestiture of the Bank's wholly-owned mortgage banking subsidiary RNMC.

Interest Income

Interest income for the quarter ended September 30, 2000 increased $134,000, or 0.1%, to $133.5 million, from $133.4 million. The increase was primarily the result of an increase in the average yield on total interest-earning assets from 7.01% for the quarter ended September 30, 1999 to 7.34% for the 2000 comparable quarter. The increase in yield was offset by a decrease in average interest-earning assets to $7.27 billion for the quarter ended September 30, 2000 as compared to $7.61 billion in the comparable quarter of 1999. The decrease in average interest-earning assets was principally attributable to a $810.1 million decrease in average mortgage-backed and mortgage related securities, net and a $2.1 million decrease in average consumer and other loans, net. Partially offsetting these decreases, the average balance of real estate loans, net increased $409.4 million from the September 30, 1999 period and the average balance of debt and equity securities, net increased by $76.3 million for the same period.

Interest income on mortgage-backed and mortgage related securities, net decreased $12.3 million, or 24.0%, to $39.2 million for the three months ended September 30, 2000 from $51.5 million for the same period in 1999. The decrease was principally the result of a reduction in the average balance of mortgage-backed and mortgage related securities, net from $3.08 billion for the three months ended September 30, 1999 to $2.27 billion for the three months ended September 30, 2000. This decrease was primarily due to management's continued strategy of repositioning the securities portfolio during the third quarter of 2000 by selling $139.3 million of lower yielding mortgage-backed and mortgage related securities. The decrease in the average balance was offset by a 21 basis point increase in the average yield on mortgage-backed and mortgage related securities, net from 6.68% for the three months ended September 30, 1999 to 6.89% for the same period in 2000.

Interest income on consumer and other loans, net increased $206,000, or 9.8%, to $2.3 million for the three months ended September 30, 2000 from $2.1 million for the same period in 1999. This increase was partially the result of a 90 basis point increase in the average yield on consumer and other loans, net from 7.53% for the three months ended September 30, 1999 to 8.43% for the same period in 2000. The increase in average yield was principally due to upward repricing of consumer loan products during the current rising interest rate environment. Offsetting this increase was a decrease in the average balance of consumer and other loans, net outstanding from $111.3 million for the three months ended September 30, 1999 to $109.2 million for the three months ended September 30, 2000.

Interest income on real estate loans increased $9.2 million, or 13.9%, to $75.4 million for the three months ended September 30, 2000, from $66.2 million for the same period in 1999. The increase was a result of the growth in the average balance of real estate loans outstanding from $3.61 billion for the quarter ended September 30, 1999 to $4.02 billion for the quarter ended September 30, 2000. This increase was due, in part, to the Bank retaining for portfolio $477.0 million of one- to four-family loan production for the nine months ended September 30, 2000 coupled with a $14.6 million, or 10.2%, rise in construction and commercial real estate loan originations over the same period. The increase was also the result of a 17 basis point increase in the average yield on real estate loans from 7.33% for the three months ended September 30, 1999 to 7.50% for the same period in 2000. The increase in the yield was principally due to the effect of recent rate increases to the indexes utilized on the adjustable-rate loan portfolio.

Interest income on debt and equity securities, net increased $3.2 million, or 23.7%, to $16.5 million for the three months ended September 30, 2000 from $13.3 million for the same period in 1999. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net of $76.3 million, or 9.8%, from $778.6 million for the three months ended September 30, 1999 to $854.9 million for the three months ended September 30, 2000. In addition to the increase in the average balance of debt and equity securities, net, the average yield on such securities increased 87 basis points from 6.84% for the quarter ended September 30, 1999 to 7.71% for the same period in 2000.

Interest Expense

Interest expense for the three months ended September 30, 2000, was $87.0 million, compared to $79.2 million for the three months ended September 30, 1999, an increase of $7.8 million, or 9.8%. The increase in interest expense was the result of a 52 basis point increase in the average cost of interest-bearing liabilities, partially offset by a $71.4 million, or 1.1%, decrease in the average balance of interest-bearing liabilities, from $6.70 billion for the quarter ended September 30, 1999 to $6.63 billion for the quarter ended September 30, 2000. The decrease in interest-bearing liabilities reflects a $241.9 million decrease in the average balance of interest-bearing deposits, offset by a $170.6 million increase in the average balance of borrowed funds, as compared to the prior year quarter.

Interest expense on interest-bearing deposits for the three months ended September 30, 2000 increased $635,000, or 1.5%, to $43.7 million from $43.0 million for the corresponding 1999 period. This increase was primarily due to a 34 basis point increase in the rate paid on interest-bearing deposits from 4.22% for the three months ended September 30, 1999 to 4.56% for the corresponding period in 2000. Offsetting this increase was a decrease in the average balance of savings accounts of $91.4 million and certificates of deposit of $222.7 million, partially offset by a $43.9 million increase in average balance of money market accounts and an increase in the average balance of Super NOW and NOW accounts of $28.4 million. The decrease in certificates of deposit was due to management's strategy of decreasing its reliance on high-cost time deposits in favor of lower costing core accounts. The increase in average money market, Super NOW and NOW accounts was achieved by introducing new deposit products and the continued growth in deposits from the 1999 de-novo branches. The increase in average cost of deposits was the direct result of the rate increases enacted by the Federal Reserve over the recent months.

The average balance of borrowed funds increased $170.6 million, or 6.5%, from $2.63 billion for the three months ended September 30, 1999 to $2.80 billion for the three months ended September 30, 2000. This increase, combined with a 69 basis point increase in the average cost, resulted in a $7.1 million, or 19.8%, increase in interest expense on borrowed funds, from $36.2 million for the quarter ended September 30, 1999, to $43.3 million for the quarter ended September 30, 2000.

Net Interest Income

Net interest income before provision for loan losses was $46.5 million for the three months ended September 30, 2000 as compared to $54.2 million for the three months ended September 30, 1999, a decrease of $7.7 million, or 14.1%. Management's strategy of divesting some of its lower yielding assets and repaying some of its highest costing liabilities or investing in higher yielding assets, resulted in a net interest rate spread and net interest margin for the quarter ended September 30, 2000, of 2.09% and 2.56%, respectively, as compared to 2.28% and 2.85% for the quarter ending September 30, 1999, respectively.

Included in non-interest-earning assets for the three month period ending September 30, 2000 is the Company's investment in BOLI with an average balance of $101.6 million, an average pre-tax yield of 7.17% and generating $1.9 million of income reported as non-interest income. The effect of reclassifying the BOLI to an interest-earning asset and the related income to interest income for the three months ended September 30, 2000 would result in a net interest rate spread of 2.10%, a net interest margin of 2.63% and a ratio of interest-earning assets to interest-bearing liabilities of 111.24%. Inclusion of the BOLI as an interest-earning asset for the three months ended September 30, 2000, would have resulted in an increase of 1 basis point and 7 basis points in the net interest rate spread and margin, respectively.

Provision for Loan Losses

The Company had a $1.0 million provision for loan losses for the three months ended September 30, 2000 as compared to no provision for loan losses for the same period in 1999. The $1.0 million provision for loan losses for the three months ended September 30, 2000 represents a provision relating to $11.2 million of loans transferred from RNMC as part of the sale and divestiture process. The provision for, or lack of a provision for, loan losses for the three months ended September 30, 2000 and 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans. At September 30, 2000 and December 31, 1999, the allowance for loan losses amounted to $40.7 million and $40.2 million, respectively, and the ratio of such allowance to total non-performing loans was 353.61% at September 30, 2000, as compared to 211.75% at December 31, 1999.

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

Non-Interest Income

Non-interest income decreased $6.8 million, or 96.7%, from $7.0 million for the quarter ended September 30, 1999 to $232,000 for the same quarter in 2000. The decrease in the third quarter of 2000 reflects a net loss on securities of $6.0 million and a decrease in mortgage banking operation of $2.9 million as compared to the prior year quarter. These decreases were partially offset by BOLI income of $1.9 million and an increase in fees and service charges of $305,000. The in net loss on securities of $6.0 million was due to management's continued investment strategy of repositioning its securities portfolio during the third quarter of 2000, through the sale of $156.6 million of securities. The decrease in mortgage banking operations income was due to the sale and divestiture of its mortgage banking subsidiary during the third quarter of 2000. The increase in fees and service charges was attributable to a rise in fee income and service charges, reflecting the continued success of the Bank's checking account campaigns, as well as increased fee income associated with the sale of alternative investment products.

Non-Interest Expense

Non-interest expense totaled $26.2 million for the quarter ended September 30, 2000, as compared to $18.9 million for the same period in 1999. This increase in non-interest expense of $7.3 million, or 38.5%, for the three months ended September 30, 2000 was primarily attributable to the $12.0 million restructuring charge relating to the sale and divestiture of RNMC.

General and administrative expenses for the quarter ended September 30, 2000 decreased $4.6 million, or 24.1%, to $14.2 million from $18.8 million for the quarter ended September 30, 1999. The decrease in general and administrative expenses was primarily due to the decrease in compensation and employee benefit costs of $5.0 million and a $251,000 decrease in occupancy and equipment expense. This decrease was partially offset by an increase in other non-interest expenses of $530,000 and an increase in advertising and promotion expense of $84,000.

The decrease in compensation and employee benefit expense represents a $3.5 million benefit related to an employee benefit plan settlement gain, as well as, a reduction in salary and commissions concurrent with the sale and divestiture of RNMC. The decrease in occupancy and equipment expense relates to the sale and divestiture of RNMC. The increase in other non-interest expense reflects an increase in data and item processing associated with increased retail transactional activity and a $1.0 million charge relating to certain other assets of the Company. The increase in advertising and promotion expense was due to the Bank's recent free checking campaign.

Income Taxes

The provision for income taxes decreased $12.4 million, from $14.7 million recorded during the quarter ended September 30, 1999, to $2.3 million recorded during the quarter ended September 30, 2000. The decrease is attributable to the decline in income before income taxes of $22.7 million in the current period as compared to the same prior year period. Additionally, the tax provision for the quarter ended September 30, 2000 reflects the effect of a full quarter of the Bank's investment in BOLI and a $2.9 million benefit relating to T R Financial Corp.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

General

The Company reported net income of $65.8 million, or basic and diluted earnings per share of $1.03 and $1.02, respectively, for the nine months ended September 30, 2000, as compared to a net loss of $6.8 million, or basic and diluted loss per share of $0.09 for the comparable prior year period. Net income for the nine months ended September 30, 2000 includes a $12.0 million restructuring charge relating to sale and divestiture of the Bank's wholly-owned mortgage banking subsidiary RNMC.

The nine months ended September 30, 1999, net loss includes $89.2 million of merger related costs associated with the acquisition of T R Financial Corp. and $5.9 million of restructuring charges relating to the January 1999 early retirement program. Additionally, an extraordinary item of $4.2 million, net of tax, was incurred during the nine months ended September 30, 1999, relating to prepayment penalties incurred in recasting the borrowed funds position.

Interest Income

Interest income for the nine months ended September 30, 2000, increased $10.5 million, or 2.7%, to $401.6 million, from $391.1 million for the nine months ended September 30, 1999. The increase was primarily the result of an increase in the average yield on total interest-earning assets from 6.95% for the nine months ended September 30, 1999, to 7.28% for the 2000 comparable quarter. Offsetting this increase was the decrease in average interest-earning assets to $7.35 billion for the nine months ended September 30, 2000, as compared to $7.50 billion for the same period in 1999. The decrease in average interest-earning assets was principally attributable to a $577.5 million, or 18.9%, decrease in the average balance of mortgage-backed and mortgage related securities, net and a $4.0 million, or 3.7%, decrease in the average balance of consumer and other loans. This decrease was offset by growth of $364.7 million, or 10.3%, in the average balance of real estate loans, net and $91.0 million, or 12.2%, in the average balance of debt and equity securities, net.

Interest income on mortgage-backed and mortgage related securities, net decreased $21.7 million, or 14.5%, to $128.0 million for the nine months ended September 30, 2000, from $149.7 million for the same period in 1999. The decrease was principally the result of a reduction in the average balance of mortgage-backed and mortgage related securities, net from $3.06 billion for the nine months ended September 30, 1999, to $2.48 billion for the nine months ended September 30, 2000. This decrease was due to management's ongoing strategy of repositioning the securities portfolio through the sale of lower yielding assets. The decrease in the average balance was partially offset by a 35 basis point increase in the average yield on mortgage-backed and mortgage related securities, net from 6.52% for the nine months ended September 30, 1999, to 6.87% for the same period in 2000.

Interest income on consumer and other loans, net increased $238,000, or 3.9%, to $6.4 million for the nine months ended September 30, 2000 from $6.1 million for the same period in 1999. The increase in interest income was the result of a 59 basis point increase in the average yield on consumer and other loans, net from 7.56% for the nine months ended September 30, 1999 to 8.15% for the same period in 2000. This increase was offset by a decrease in the average balance of consumer and other loans, net from $108.4 million for the nine months ended September 30, 1999, to $104.4 million for the nine months ended September 30, 2000.

Interest income on real estate loans increased $22.9 million, or 11.6%, to $219.7 million for the nine months ended September 30, 2000 from $196.8 million for the same period in 1999. The increase was a result of the growth in the average balance of real estate loans outstanding from $3.55 billion for the nine months ended September 30, 1999 to $3.91 billion for the nine months ended September 30, 2000, primarily due to increased real estate loan production. The increase was also the result of a 10 basis point increase in the average yield on real estate loans from 7.39% for the nine months ended September 30, 1999 to 7.49% for the same period in 2000. The increase in the yield was principally due to the effect of recent rate increases to the indexes utilized on the adjustable-rate loan portfolio.

Interest income on debt and equity securities, net increased $9.6 million, or 25.7%, to $46.7 million for the nine months ended September 30, 2000, from $37.1 million for the same period in 1999. The increase was the result of an increase in the average balance of debt and equity securities, net of $91.0 million, coupled with a 80 basis point increase in the average yield from 6.66% for the nine months ended September 30, 1999, to 7.46% for the same period in 2000.

Interest Expense

Interest expense for the nine months ended September 30, 2000, was $251.8 million, compared to $233.8 million for the nine months ended September 30, 1999, an increase of $18.0 million, or 7.7%. The increase in interest expense is related to a 36 basis point increase in the average cost of interest-bearing liabilities, partially offset by a $977,000, or 0.01%, decrease in the average balance of interest-bearing liabilities from the nine months ended September 30, 1999, to the nine months ended September 30, 2000.

The average balance of borrowed funds increased $257.7 million, or 10.4%, from $2.49 billion for the nine months ended September 30, 1999 to $2.74 billion for the nine months ended September 30, 2000. This increase, combined with a 48 basis point increase in the average cost, resulted in a $20.6 million increase in interest expense on borrowed funds, from $102.5 million for the nine months ended September 30, 1999, to $123.1 million for the quarter ended September 30, 2000. The proceeds from the increase in average borrowed funds have been primarily used to fund loan growth and to repurchase common stock.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2000 decreased $2.5 million, or 1.9%, to $128.7 million from $131.2 million for the corresponding 1999 period. This decrease was primarily due to a decrease in the average balance of certificates of deposit of $294.9 million, which was partially offset by an increase in the average balance of money market accounts of $80.9 million. The decrease in certificates of deposit was due to management's strategy of decreasing its reliance on long-term, high-cost time deposits. The increase in average money market accounts was achieved by introducing new deposit products during the later part of 1999. The effect of lower average deposit balances was offset by a 20 basis point increase in the average cost of deposits. The increase in average cost was the result of the current rising interest rate environment.

Net Interest Income

Net interest income before provision for loan losses was $149.8 million for the nine months ended September 30, 2000, as compared to $157.4 million for the nine months ended September 30, 1999, a decrease of $7.6 million, or 4.8%. The decrease resulted from the decreases in the net interest rate spread and margin of 3 and 8 basis points, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

The decreases in the net interest rate spread and margin to 2.21% and 2.72%, respectively, for the nine months ended September 30, 2000, reflects the impact of the higher interest rate environment and management's strategy of controlling balance sheet growth during economic cycles which offer narrow profit margins. Additionally, the average balance of certificates of deposit has continued to decline as certificates renew in the current interest rate environment, offset in part by an increase in the average balance of core deposits. The average yield of interest-earning assets increased 33 basis points to 7.28%, while the average cost of interest-bearing liabilities rose 36 basis points to 5.07% for the nine months ended September 30, 2000 as compared to 4.71% for the same 1999 period.

Included in non-interest-earning assets for the nine month period ending September 30, 2000 is the Company's investment in BOLI with an average balance of $52.8 million, an average pre-tax yield of 7.17% and generating $2.9 million of income reported as non-interest income. The effect of reclassifying the BOLI to an interest-earning asset and the related income to interest income for the nine months ended September 30, 2000 would result in a net interest rate spread of 2.21%, a net interest margin of 2.75% and a ratio of interest-earning assets to interest-bearing liabilities of 111.88%. Inclusion of the BOLI as an interest-earning asset for the nine months ended September 30, 2000, would have resulted in a 3 basis point increase in the net interest rate margin, with no effect to the net interest rate spread.

Provision for Loan Losses

The Company had a $1.0 million provision for loan losses for the nine months ended September 30, 2000 as compared to no provision for loan losses for the same period in 1999. The $1.0 million provision for loan losses for the nine months ended September 30, 2000 represents a provision relating to $11.2 million of loans transferred from RNMC as part of the sale and divestiture process. The provision for, or lack of a provision for, loan losses for the nine months ended September 30, 2000 and 1999 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and collection of delinquent loans.

Non-Interest Income

Non-interest income decreased $16.4 million, or 79.2%, to $4.3 million for the nine months ended September 30, 2000, as compared to non-interest income of $20.7 million for the same prior year period. The decrease was principally the result of $20.5 million decrease in net gains on sales of securities for the nine month period ended September 30, 2000, as compared to the 1999 comparable period. Fees and service charges income increased $2.4 million, or 61.7%, to $6.2 million for the nine months ended September 30, 2000 from $3.8 million for the comparable 1999 period. This increase is primarily due to increased fee income generated from the sale of alternative investment products and other retail banking fees. Other non-interest income increased $5.4 million for the nine months ended September 30, 2000, as compared to the corresponding 1999 period. This increase is reflective of the inclusion of the $3.6 million gain on sale of the former T R Financial Corp. headquarters located in Garden City, New York and $2.9 million in income generated from the second quarter 2000 BOLI investment. Partially offsetting these increases is the $3.7 million, or 29.7%, decrease in mortgage banking operations income, concurrent with the sale and divestiture of RNMC.

Non-Interest Expense

Non-interest expense totaled $65.3 million for the nine months ended September 30, 2000, as compared to $151.5 million for the nine months ended September 30, 1999, a decrease of $86.2 million, or 56.9%. The decrease in non-interest expense was primarily attributable to merger related costs associated with the acquisition of T R Financial Corp. incurred during the nine months ended September 30, 1999 totaling $89.2 million and the restructuring charge in connection with the early retirement program for The Roslyn Savings Bank employees totaling $5.9 million. Partially offsetting this decrease was a $12.0 million, third quarter 2000, restructuring charge relating to the sale and divestiture of RNMC.

General and administrative expenses for the nine months ended September 30, 2000, decreased $3.3 million, or 5.8%, to $52.9 million from $56.2 million for the nine months ended September 30, 1999. The decrease in general and administrative expenses was due to the reduction in compensation and employee benefit costs of $6.4 million, offset by increases in occupancy and equipment of $152,000, deposit insurance premiums of $321,000, advertising and promotion of $407,000 and other non-interest expenses of $2.2 million.

The decrease in compensation and employee benefit expenses was due to the recognition of an employee benefit plan settlement gain, decreased salary and commissions relating to the RNMC sale and divestiture and to a lesser extent, a full nine months of post merger staff reductions. The increase in occupancy and equipment expense relates to the additional expenses associated with operating of several new banking locations, coupled with the loss of rental income from Bank owned properties that were sold during the fourth quarter of 1999. These increases were partially offset by reductions in occupancy costs resulting from the RNMC sale and divestiture in the third quarter of 2000. The increase in advertising and promotion expense was due to the recent promotion of the Bank's free checking campaign. Other non-interest expenses increased due, in part, to higher data processing charges and a $1.0 million charge relating to certain other assets of the Company.

Income Taxes

Total income tax expense decreased $7.2 million, from $29.2 million recorded during the nine months ended September 30, 1999, to $22.0 million during the nine months ended September 30, 2000. The decrease is partially attributable to the tax effect of the merger related costs and other restructuring charges, which were deemed to be non-deductible and occurred during the nine months ended September 30, 1999, offset by an increase in income before income taxes during the nine months ended September 30, 2000. The decrease was also attributable to the effect of the Bank's investment in BOLI and a $2.9 million benefit relating to T R Financial Corp.


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

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the first nine months of 2000 the Bank originated $786.1 million of one- to four-family loans as compared to $1.07 billion for the same nine month period of 1999. This decrease was primarily due to the recent rising interest rate environment, which has resulted in a decrease in mortgage and mortgage refinancing activity. In addition, during the nine months ended September 30, 2000, the Bank originated $158.3 million of construction and commercial real estate loans, as compared with $145.9 million in the comparable 1999 period. Purchases of debt, equity, mortgage-backed and mortgage related securities available-for-sale totaled $149.8 million and $2.03 billion during the nine months ended September 30, 2000 and 1999, respectively. In addition to the above investing activities, the Company, during the second quarter of 2000, made a $100.0 million investment in Bank Owned Life Insurance and during the third quarter 2000 invested $25.0 million in a joint venture for the development of a residential community.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements and FHLB borrowings. At September 30, 2000, the Company had $2.60 billion in borrowings outstanding, as compared to $2.84 billion at December 31, 1999.

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

The Company has utilized the following strategies to manage interest rate risk:
(i) increasing low-cost core deposits through expanding its product offerings and branch network, while reducing the portfolio of high-cost time deposits;
(ii) focusing on higher margin business lines and improving its risk profile by expanding construction and commercial real estate lending, consumer lending and business banking and (iii) utilization of short-term borrowings to sustain its asset position while maintaining market spreads. In addition, during the third quarter the Company announced strategic initiatives to de-emphasize residential mortgage lending through the sale and divestiture of its mortgage banking subsidiary. Management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2000, the Company's one-year gap position was negative 30.86%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets, as compared to if it had a positive gap. Accordingly, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets, as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. The Company's September 30, 2000 cumulative one-year gap position reflects the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at September 30, 2000 were classified within the one-year maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $38.7 million, representing a positive cumulative one-year gap position of 0.52%. The available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will not have a material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 8.00% to 12.00% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 8.00% and 22.00% annually. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $357.0 million of callable securities at their estimated fair value, classified according to their maturity dates, which are within the "Over Five Years" maturity category. Of such securities, $185.5 million are callable with in one year and the remaining are callable over five years. Also included in the Gap Table are $1.02 billion of callable borrowings, classified according to their maturity dates, which are primarily due within three years. If callable borrowings at September 30, 2000 were classified according to their first call date, the Company's one-year gap position would be negative 42.11%. In addition, of such callable borrowings, $885.0 million are callable within one year.

The Company's negative gap position, at December 31, 1999 of negative 22.72% and September 30, 2000 of negative 30.86%, primarily reflects the effect of maturing and callable borrowings and short-term certificates of deposit. As borrowings mature or are called they are primarily being rolled-over into other short-term borrowings with maturities less than one year. Management's decision to utilize short-term borrowings is based upon the current interest rate environment. The high concentration of certificates of deposit maturing in the "Up to One Year" category reflects management's strategy of reducing its reliance on high-cost longer-term time deposits in favor of lower-cost shorter-term time deposits.

                                                                       At September 30, 2000
                                       ---------------------------------------------------------------------------------------------
                                                        One            Two          Three          Four         Over
                                          Up to        to Two        to Three      to Four        to Five       Five
                                         One Year      Years          Years         Years          Years        Years       Total
                                       ----------    ---------     -----------   -----------    ----------    --------    ----------
                                                                       (Dollars in thousands)
Interest-earning assets (1)
 Federal funds sold                    $    42,100   $         -   $         -   $         -    $       -     $        -  $   42,100
 Debt and equity
   securities, net (2)                      40,396         1,009             -             -            -        764,910     806,315
 Mortgage-backed and
    mortgage related
       securities, net (2)                 481,216       257,862       214,791       178,920      149,040        726,041   2,007,870
 Real estate loans,
    net (3) (4)                            869,137       430,427       409,563       368,117      383,041      1,543,596   4,003,881
 Consumer loans, net (4)                    53,709        38,313         1,073           761            -            443      94,299
                                       -----------   -----------   -----------   -----------    ---------     ----------  ----------
   Total interest-earning
     assets                              1,486,558       727,611       625,427       547,798      532,081      3,034,990   6,954,465
                                       -----------   -----------   -----------   -----------    ---------     ----------  ----------
Interest-bearing liabilities:
 Money market accounts                      48,645        23,623        14,153        10,180        8,232        134,347     239,180
 Savings accounts                           71,093        65,057        59,542        54,505       49,900        556,980     857,077
 Super NOW and NOW accounts                  6,864         6,589         6,326         6,073        5,830        139,913     171,595
 Certificates of deposit                 2,093,757       291,046        65,137        77,168       12,434         18,125   2,557,667
 Borrowed funds                          1,520,047        87,105         7,006       100,006       25,007        860,783   2,599,954
                                       -----------   -----------   -----------   -----------    ---------     ----------  ----------
   Total interest-bearing
      liabilities                        3,740,406       473,420       152,164       247,932      101,403      1,710,148   6,425,473
                                       -----------   -----------   -----------   -----------    ---------     ----------  ----------
 Interest sensitivity
   gap (5)                             $(2,253,848)  $   254,191   $   473,263   $   299,866    $ 430,678     $1,324,842  $  528,992
                                       ===========   ===========   ===========   ===========    =========     ==========  ==========
 Cumulative interest
   sensitivity gap                     $(2,253,848)  $(1,999,657)  $(1,526,394)  $(1,226,528)   $(795,850)    $  528,992
                                       ===========   ===========   ===========   ===========    =========     ==========
 Cumulative interest
   sensitivity gap as a
   percentage of total assets               (30.86)%      (27.38)%      (20.90)%      (16.79)%     (10.90)%         7.24%
 Cumulative net interest-
   earning assets as a
   percentage of cumulative
   interest- bearing liabilities             39.74 %       52.55 %       65.04 %       73.42 %      83.12 %       108.23%

     (1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
     (2) Debt, equity and mortgage-backed and mortgage related securities, net are shown at their respective carrying values. Included in debt and equity securities, net is $75.2 million of FHLB stock included in the "Over Five Years" category.
     (3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
     (4) Loans held-for-sale, net are included in the "Up to One Year" category.
     (5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Item 2.  Changes in Securities and Use of Proceeds

         On September 26, 2000, the Company entered into the Shareholder Protection Rights Agreement, dated as of September 26, 2000, between the Company and Registrar and Transfer Company, as Rights Agent (the "Rights Agreement"). Under the Rights Agreement each stockholder of record as of October 10, 2000 received a dividend of one right ("Right") for each outstanding share of common stock, par value $0.01 of the Company they own. Each Right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series A Junior Participating Preferred Stock at an exercise price of $75.00, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement, a copy of which is attached as Exhibit 4.1 to the Form 8-A the Company filed with the SEC on September 29, 2000.

         The foregoing summary of the Rights Agreement is not complete and is qualified in its entirety by reference to the complete text of such document filed as an exhibit herewith and incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         On October 31, 2000, Roslyn National Mortgage Corporation (RNMC), the wholly owned subsidiary of The Roslyn Savings Bank, consummated its previously announced letter of intent to sell a substantial part of the residential origination capabilities of RNMC to American Home Mortgage Holdings, Inc. (AHM). The sale price was approximately $200,000 in cash. As part of the sale, AHM will also assume certain liabilities of RNMC and will reimburse RNMC for any expenses incurred on its behalf.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------
         3.1   Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
         3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)
         3.3   Third Amended and Restated Bylaws of Roslyn Bancorp, Inc. (3)
         4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)
         11.0  Statement Re:  Computation of Per Share Earnings
         27.0  Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

               On August 31, 2000, Roslyn filed a current report on Form 8-K regarding the sale of a substantial part of the residential origination capabilities of Roslyn National Mortgage Corporation
               (RNMC) and the dissolution of RNMC's remaining assets.

1. Incorporated by reference into this document from Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.
2. Incorporated by reference into this document from the Exhibits to the Company's quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.
3. Incorporated by reference into this document from Exhibits to the Company's quarterly report on Form 10-Q, Commission file No. 0-28886, filed with the Securities and Exchange Commission on August 10, 2000.
4. Incorporated by reference into the document from Exhibits to the Company's Form 8-A, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.

                                 Exhibit Index
                                 -------------

11.0 Statement Re:  Computation of Per Share Earnings
27.0 Financial Data Schedule (submitted only with electronic filing)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROSLYN BANCORP, INC.
                                   (Registrant)



Date:  November 13, 2000           By: /s/ Joseph L. Mancino
       -----------------------        ------------------------------------------
                                           Joseph L. Mancino
                                           Vice Chairman of the Board, President
                                           and Chief Executive Officer



Date:  November 13, 2000           By: /s/ Michael P. Puorro
       -----------------------        ------------------------------------------
                                           Michael P. Puorro
                                           Treasurer and Chief Financial Officer