Form 10-K405
period 2000-12-31
ROSLYN BANCORP INC
filed 2001-03-30
CIK 1020828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                     0-28886
                             Commission File Number

                              ROSLYN BANCORP, INC.
           ----------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

                   Delaware                           11-3333218
           ------------------------              --------------------
               (State or Other                     (I.R.S. Employer
               Jurisdiction of                    Identification No.)
              Incorporation or
                Organization)

                 One Jericho Plaza, Jericho, New York 11753-8905
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 942-6000
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 12, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,419,138,527. This figure is based on the closing price on the NASDAQ National Market for a share of the registrant's common stock on March 12, 2001 which was $23.06 as reported in the Wall Street Journal on March 13, 2001.

The Registrant had 61,541,133 shares of Common Stock outstanding as of March 12, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX
                                                                            Page
                                                                            No .
                                                                            ----
PART I

   Item 1. Business........................................................... 4

   Item 2. Properties.........................................................46

   Item 3. Legal Proceedings..................................................49

   Item 4. Submission of Matters to a Vote of Security Holders................49

PART II

   Item 5. Market for the Company's Common Equity and Related Stockholder
           Matters............................................................49

   Item 6. Selected Financial Data............................................49

   Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................49

   Item 7A. Quantitative and Qualitative Disclosures about Market Risk........50

   Item 8. Financial Statements and Supplementary Data........................50

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................50

PART III

   Item 10. Directors and Executive Officers of the Company...................50

   Item 11. Executive Compensation............................................50

   Item 12. Security Ownership of Certain Beneficial Owners and Management....50

   Item 13. Certain Relationships and Related Transactions....................51

PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..51

SIGNATURES ...................................................................54

                                     PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Statements contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend", and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U. S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; real estate values; the level of defaults; losses and prepayments on loans held by the Company in portfolio or sold in the secondary markets; demand for financial services in the Company's market area; completion and delivery of residential housing units being sold in connection with the Hamlet on Olde Oyster Bay joint venture real estate project; competition; changes in accounting principles, policies, practices or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Annual Report, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.

Item 1. Business
----------------

      General

      Roslyn Bancorp, Inc. (Registrant, Holding Company or collectively with its subsidiaries referred to as the Company) was incorporated under Delaware law on July 26, 1996. On January 10, 1997, the Registrant acquired The Roslyn Savings Bank and subsidiaries (collectively, the Bank), as part of the Bank's conversion from the mutual to stock form of organization (the Conversion). On January 10, 1997, Roslyn Bancorp, Inc. issued an aggregate of 43,642,459 shares of its common stock, par value $0.01 per share (Common Stock), of which 42,371,359 shares were issued in a subscription offering and 1,271,100 shares were issued to The Roslyn Savings Foundation (the Foundation), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $410.7 million of net conversion proceeds, of which $205.3 million was utilized for the acquisition of 100% of the outstanding stock of the Bank.

      The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS) and the Securities and Exchange Commission (SEC). At December 31, 2000, the Company had consolidated total assets of $7.66 billion, deposits of $4.08 billion and stockholders' equity of $580.7 million. Currently, the Company's activities consist solely of managing its subsidiaries, principally the Bank. The Bank is a community-oriented stock savings bank which was originally chartered by the State of New York in 1875. The following discussion addresses the operations of the Company.

      When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

      After the close of business on February 16, 1999, T R Financial Corp., a Delaware company, merged with and into the Company and T R Financial Corp.'s subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, merged with and into the Bank (the Merger). All subsidiaries of Roosevelt Savings Bank became subsidiaries of the Bank. The acquisition was accounted for as a pooling-of-interests, and, accordingly, all historical financial information for the Company has been restated to include T R Financial Corp.'s historical information for the earliest period presented. Previously reported balances of T R Financial Corp. have been reclassified to conform to the Company's presentation and restated to give effect to the Merger.

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

      In connection with the aforementioned acquisition of T R Financial Corp., the Company incurred $89.2 million of merger related costs. At December 31, 2000, $1.7 million of such costs remained outstanding.

      In August 1995, the Bank completed its acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI), including its loan servicing portfolio, through its wholly-owned mortgage banking subsidiary, Roslyn National Mortgage Corporation (RNMC) (formerly Residential First, Inc.
(RFI)). Subsequently, on August 28, 2000, the Company announced strategic initiatives and plans to discontinue RNMC's residential mortgage banking business through the divestiture of its subsidiary, RNMC. In connection with this strategy, the Bank sold a substantial part of the residential origination capabilities of RNMC to a third party mortgage company during the fourth quarter of 2000. Substantially all of RNMC's remaining residential loan production and servicing operations were divested during the fourth quarter of 2000. The Company recorded a pre-tax restructuring charge of $12.0 million in the third quarter of 2000 related to the divestiture of RNMC. At December 31, 2000, $1.1 million of such costs remained outstanding.

      The divestiture of RNMC included, among other things, the termination of its employees, disposal of its net assets and the cancellation of certain contracts. In connection with such divestiture the Company recognized as liabilities only those items that qualify for recognition under the consensus reached on Issue No. 94-3 by the Emerging Issues Task Force, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)."

The Company has recorded all direct costs related to the RNMC divestiture as liabilities, and the aforementioned total pre-tax charge of $12.0 million has been classified as a restructuring charge in the Company's consolidated statement of income for the year ended December 31, 2000. The nature of the restructuring charge for the year ended December 31, 2000 is detailed below (in thousands):

  Employment contracts and termination pay                    $ 2,434

  Legal, professional and other transaction fees                1,225

  Goodwill impairment                                           1,743

  Write-down of fixed assets and other assets                   6,571

                                                              -------
                                                              $11,973
                                                              =======

      The Bank's principal business consists of accepting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, commercial real estate loans, mortgage-backed and mortgage related securities, and various debt and equity securities. The Bank also invests in multi-family, construction and development, home equity, consumer and student loans. In connection with the divestiture of RNMC, the Bank adopted strategic initiatives to focus on higher margin business lines, thus de-emphasizing its investment in one- to four-family residential mortgage loans. The Bank's revenues are derived principally from the interest income generated by its investment securities, mortgage, consumer and commercial loans and from retail banking fees. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities.

      Previously, the Bank's mortgage banking subsidiary, RNMC, conducted mortgage banking activities consisting of the origination, sale and servicing of one- to four-family loans secured by properties in the Bank's primary lending area, as well as through RNMC's mortgage origination offices located in New York, New Jersey, Alabama, Tennessee, Delaware, Pennsylvania, Virginia and Maryland. Additionally, the fees generated from servicing loans for third parties has been significantly reduced due to servicing rights sales that occurred during the year ended December 31, 2000.

      Following the divestiture of RNMC, the Bank entered into a private label program for origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (Cendant). Under this program, the Bank will utilize Cendant's mortgage loan origination platforms (including telephone and internet platforms) to originate loans that will close in the Bank's name, utilizing the Bank's licensing. The Bank will fund such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with Cendant, the Bank will have an option to retain the loans in its portfolio, sell the loans to third party investors or put the loans back to Cendant at agreed upon pricing.

      The Bank maintains various subsidiaries, incorporated in New York, to either (a) maintain ownership of specific real estate properties utilized by the Bank as retail branches or for properties which the Bank has taken ownership over as a result of foreclosure or in connection with its lending activities; or
(b) operate as a real estate investment trust (REIT); or (c) offer annuity, mutual fund and insurance products. The Bank previously offered savings bank life insurance through its Savings Bank Life Insurance (SBLI) department prior to the dissolution of the department on December 31, 1999. The Holding Company, in addition to the Bank, maintains various subsidiaries incorporated in New York and Vermont to either (a) operate as a joint venture partner in a residential mortgage brokerage company; or (b) operate a captive reinsurance company for the purpose of issuing and reinsuring policies of mortgage insurance; or (c) operate as a joint venture partner in the development of a residential community.

Market Area and Competition

      The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. As of December 31, 2000, the Bank operates 27 banking offices in Kings, Queens, Nassau and Suffolk Counties in New York. The Bank's primary deposit gathering area is currently concentrated around the areas where its banking offices are located in Kings, Queens, Nassau and Suffolk Counties, which the Bank generally considers to be its primary market area. The Bank's primary lending area is also concentrated in the New York City metropolitan area.

      The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service entities. Additionally, the Counties of Queens, Nassau and Suffolk historically have benefited from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. During the late 1980's and early 1990's, however, due in part to the effects of a prolonged period of weakness in the national economy, the decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan area experienced reduced levels of employment. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area improved and, for the last several years, has performed well. During 2000, the residential and commercial real estate market in the New York City metropolitan area has been favorably impacted by the increased demand for housing and development, low unemployment levels and a strong underlying economy.

      The Bank faces significant competition in its primary market area both in attracting deposits and in originating loans. The New York City metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and, in some cases, a national presence. This competition arises from commercial banks, savings banks, mortgage banking companies, mortgage brokers, credit unions, financial holding companies and other providers of financial services, many of which are significantly larger than the Bank and, therefore, have greater financial and marketing resources than those of the Bank.

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

      The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences and commercial real estate properties located in its primary lending area. Included in first mortgage loans secured by one- to four-family residences is approximately $159.3 million of purchased loans.

      The following table sets forth the composition of the Bank's loan portfolio, including loans held-for-sale, in dollar amounts and in percentages of the respective gross loan portfolios at the dates indicated:

                                                                  At December 31,
                                --------------------------------------------------------------------------------------
                                         2000                           1999                            1998
                                -----------------------         ----------------------         -----------------------
                                               Percent                        Percent                         Percent
                                                 of                             of                              of
                                  Amount        Total            Amount        Total            Amount         Total
                                -----------    --------         ----------    --------         ----------     -------
                                                               (Dollars in thousands)
Real estate loans:
    One- to four-family      $   3,046,228        74.88 %    $  2,964,835        76.14 %    $  2,809,995        76.09 %
    Multi-family                   102,824         2.53            89,161         2.29            84,575         2.29
    Commercial real estate         523,028        12.85           489,504        12.57           484,260        13.11
    Construction and
       development                 138,205         3.40           107,781         2.77           101,545         2.75
    Home equity and second
       mortgage                    153,239         3.77           139,191         3.57           114,915         3.11
Consumer and other (1)              38,173         0.94            21,947         0.56            16,219         0.44
Student                                822         0.02             1,788         0.05             1,734         0.05
Automobile leases, net              65,627         1.61            79,804         2.05            79,786         2.16
                             -------------     --------      ------------     --------      ------------      -------
    Gross loans                  4,068,146       100.00 %       3,894,011       100.00 %       3,693,029       100.00 %
                                               ========                       ========                        =======

Unamortized discounts,
    deferred loan costs/
    (fees) and deferred
    mortgage interest, net          19,532                         17,303                         12,645
Allowance for loan losses          (40,524)                       (40,155)                       (40,207)
                             -------------                   ------------                   ------------
       Total loans, net          4,047,154                      3,871,159                      3,665,467
Less:
    Loans held-for-sale,
      net:
       One- to four-family              --                         61,064                         79,991
       Student                         822                          1,788                          1,734
                             -------------                   ------------                   ------------
Loan receivable held for
  investment, net            $   4,046,332                   $  3,808,307                   $  3,583,742
                             =============                   ============                   ============

                                                   At December 31,
                               -------------------------------------------------------
                                        1997                            1996
                               -----------------------         -----------------------
                                              Percent                         Percent
                                                of                              of
                                  Amount       Total            Amount         Total
                               -----------    --------         ----------     --------
                                               (Dollars in thousands)
Real estate loans:
    One- to four-family      $2,313,417         75.66 %      $1,615,377         71.83 %
    Multi-family                 71,525          2.34            70,900          3.15
    Commercial real estate      462,087         15.11           378,978         16.85
    Construction and
       development               70,818          2.32            49,805          2.22
    Home equity and second
       mortgage                  59,274          1.94            33,992          1.51
Consumer and other (1)           11,496          0.38             8,953          0.40
Student                           3,027          0.10             4,225          0.19
Automobile leases, net           65,887          2.15            86,527          3.85
                             ----------       -------         ---------        ------
    Gross loans               3,057,531        100.00%        2,248,757        100.00 %
                                              =======                          ======

Unamortized discounts,
    deferred loan costs/
    (fees) and deferred
    mortgage interest, net       (1,032)                         (6,231)
Allowance for loan losses       (38,946)                        (37,690)
                             ----------                      ----------
       Total loans, net       3,017,553                       2,204,836
Less:
    Loans held-for-sale,
       net:
       One- to four-family       13,987                          12,558
       Student                    3,027                           4,225
                             ----------                      ----------
Loan receivable held for
investment, net              $3,000,539                      $2,188,053
                             ==========                      ==========

----------
(1) Consumer and other loans originated consist of private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans. Private banking was originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan product.

      Loan Originations. During the year ended December 31, 2000, the Bank's mortgage banking subsidiary, RNMC, prior to its divestiture, originated loans through its loan personnel at its branch offices and through referrals from local real estate agents, attorneys and builders. The Bank directly originates all commercial real estate, multi-family, construction and development, home equity, second mortgage, consumer and student loans.

      All loans originated by the Bank are underwritten pursuant to the Bank's loan underwriting policies and procedures. Loans originated by RNMC on behalf of the Bank were originated in accordance with RNMC's loan underwriting policies and procedures. The Bank originates both adjustable-rate and fixed-rate one- to four-family loans, multi-family loans, commercial real estate loans, home equity and second mortgage loans, construction and development loans, consumer loans and student loans. Prior to the divestiture of RNMC, the Bank emphasized the origination and retention of one- to four-family lending. Presently, the Bank emphasizes the origination of commercial real estate, multi-family and construction loans to selected real estate developers operating within the Bank's primary market area. During 1999 and most of 2000, the Bank emphasized the sale of one- to four-family loans to the secondary market. The Bank's ability to originate loans is dependent, in part, upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

      During 1999 and 2000, the Bank did not purchase any residential whole loans from unaffiliated originators. The Bank has initiated a loan purchase program during early 2001. It is not anticipated that the Company will generate significant originations of one- to four-family loans during 2001.

      Loan Sales, Servicing and Mortgage Banking Activities. Prior to the establishment of RNMC, the Bank's loan sale, purchase and servicing activities were primarily conducted directly by the Bank. During 1999 and 2000, all of the Bank's mortgage banking operations were conducted through RNMC with the exception of the servicing of one- to four-family loans originated by the Bank prior to the establishment of RNMC, which are being serviced directly by a third party provider, Cenlar, on behalf of the Bank.

      RNMC was formed in conjunction with the Bank's August 1995 acquisition of certain assets and liabilities, including the loan servicing portfolio, of Residential Mortgage Banking, Inc. (RMBI), a mortgage banking firm then operating in the New York Counties of Nassau, Suffolk, Queens and Albany and the New Jersey Counties of Morris and Monmouth. RNMC's activities were directed by its executive officers and overseen by the Bank.

      RNMC originated one- to four-family loans through commissioned loan personnel and through referrals from real estate brokers, builders, developers and other sources. RNMC also utilized a network of approved mortgage brokers and loan correspondents to originate mortgage loans. As a mortgage banking company, RNMC originated one- to four-family loans for sale to the Bank, as well as a variety of other investors, including financial institutions and securities brokerage firms. RNMC also originated loans for sale directly to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) based upon loan terms and underwriting criteria provided to RNMC by such agencies. RNMC delivered loan products to investors in the form of whole loans and in the form of mortgage-backed securities issued by FNMA and FHLMC, which it received in exchange for the sale of whole loans to such agencies. RNMC's one- to four-family loan production was not dedicated solely to the Bank, as RNMC offered a variety of competing loan products to customers pursuant to loan programs that were pre-approved by other potential loan investors. Accordingly, the Bank competed with RNMC's other investors for the purchase of one- to four-family loans and mortgage-backed securities on the basis of rates and terms. Based upon a best execution analysis, RNMC sold loans on a servicing retained or a servicing released basis. The Bank's policy as to the types of loans it originated for investment through

RNMC was based upon an analysis of the current and anticipated market interest rates and other market conditions. It is currently the strategy of the Bank to acquire one- to four-family loans through Cendant Mortgage Corporation, in connection with the private label origination program described. The Bank did not acquire any loans from Cendant during 2000. For the year ended December 31, 2000, RNMC originated $1.13 billion of loans and mortgage-backed securities of which $534.4 million were purchased by the Bank for its loan and mortgage-backed securities portfolios.

      The primary funding source for the loans originated by RNMC was provided by the Bank through a $190.0 million revolving line of credit. The borrowings on the line of credit were immediately paid down by RNMC upon the sale of loans. As of December 31, 2000, the revolving line of credit was dissolved. Additionally, from time to time, RNMC pledged mortgage loans to secure notes payable to FNMA under a warehouse line of credit known as the FNMA "As Soon As Pooled Plus Program." The notes were repaid as the related mortgage loans were sold or collected.

      RNMC's mortgage banking revenues generally consisted of loan origination fees, interest income earned on mortgages during the period they were held-for-sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of any loan servicing.

      Currently, the Bank services all of its commercial, construction and development, multi-family, home equity, second mortgage, consumer and student loans. Principally all one- to four-family loans are serviced by a third party service provider, Cenlar, on behalf of the Bank. The same third party service provider services all servicing retained conforming loans sold to other investors. All originated FHA and VA loans were sold, on a servicing-released basis, as were other selected loans, to private institutional investors. In addition, in connection with the Bank's acquisition of certain liabilities and assets from RMBI, the Bank acquired the servicing rights to $623.0 million of loans sold by RMBI. At December 31, 2000, the Bank's loan servicing portfolio totaled $187.0 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

      During 2000, RNMC also utilized Cenlar to service its portfolio loan. As consideration for subservicing both the Bank's and RNMC's portfolios, Cenlar receives an annual flat fee per loan and a portion of the ancillary fee income collected. RNMC and the Bank recognize servicing fee income in excess of servicing fees paid to Cenlar, a portion of the ancillary fee income and retain the use of the escrow balances. During the year ended December 31, 2000, the Bank, through RNMC, sold without recourse, $387.2 million of whole loans with loan servicing retained.

      The following table shows the maturity of the Bank's loan portfolio at December 31, 2000. Loans held-for-sale are included in the within one year maturity category. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $557.6 million, for the year ended December 31, 2000.

                                                                    At December 31, 2000
                                        --------------------------------------------------------------------------------------------
                                                                     Real Estate Loans
                                        -----------------------------------------------------------------------------
                                                                                                            Home
                                          One- to                        Commercial      Construction     Equity and
                                            Four-           Multi-          Real             and            Second        Consumer
                                           Family           Family         Estate        Development       Mortgage       and Other
                                        ------------     -----------    ------------    -------------    ------------    -----------
                                                                               (In thousands)
Amounts due:

  Within one year                       $        314    $      1,384    $     22,046    $     52,467     $      2,686    $     4,781
                                        ------------    ------------    ------------    ------------     ------------    -----------

  After one year:

      More than one year to three years       39,179             400          35,330          84,638            4,361          3,019

      More than three years to five years     54,555              --          35,295           1,100            8,374         15,225

      More than five years to 10 years       288,453          65,999         305,423              --           60,003          1,528

      More than 10 years to 20 years         869,069          27,323         118,879              --           12,543             --

      More than 20 years                   1,794,658           7,718           6,055              --           65,272         13,620

                                        ------------    ------------    ------------    ------------     ------------    -----------
      Total due after December 31, 2001    3,045,914         101,440         500,982          85,738          150,553         33,392
                                        ------------    ------------    ------------    ------------     ------------    -----------

      Total amount due                  $  3,046,228    $    102,824    $    523,028    $    138,205     $    153,239    $    38,173
                                        ============    ============    ============    ============     ============    ===========


                                                       (In thousands)
                                        ---------------------------------------------
                                                                             Total
                                                         Automobile          Loans
                                           Student         Leases         Receivable
                                         -----------    ------------     ------------
Amounts due:

  Within one year                       $         822   $      27,050   $    111,550
                                        -------------   -------------   ------------

  After one year:

      More than one year to three years            --          38,420        205,347

      More than three years to five year           --             157        114,706

      More than five years to 10 years             --              --        721,406

      More than 10 years to 20 years               --              --      1,027,814

      More than 20 years                           --              --      1,887,323

                                        -------------   -------------   ------------
      Total due after December 31, 2001            --          38,577      3,956,596
                                        -------------   -------------   ------------

      Total amount due                  $         822   $      65,627      4,068,146
                                        =============   =============

      Unamortized discounts,
        deferred loan costs/(fees)
        and deferred mortgage
        interest, net                                                         19,532
      Allowance for loan losses                                              (40,524)
                                                                        ------------
         Total loans, net                                                  4,047,154
      Less:
         Loans held-for-sale, net:
          One- to four-family                                                     --
          Student                                                                822
                                                                        ------------
      Loan receivable held for
         investment, net                                                $  4,046,332
                                                                        ============

      The following table sets forth at December 31, 2000, the dollar amount of gross loans receivable contractually due after December 31, 2001, and whether such loans have fixed or adjustable interest rates:

                                          Due After December 31, 2001
                                    -----------------------------------------
                                       Fixed       Adjustable       Total
                                    ------------   ------------  ------------
                                                 (In thousands)
Real estate loans:

   One- to four-family              $  1,640,778   $  1,405,136   $ 3,045,914

   Multi-family                           65,995         34,060       101,440

   Commercial real estate                265,239        237,128       500,982

   Construction and development               --         85,738        85,738

   Home equity and second mortgage        48,113        102,440       150,553

                                    ------------   ------------   -----------

      Total real estate loans          2,020,125      1,864,502     3,884,627

Consumer, student, other loans and
      automobile leases, net (1)          45,068         26,901        71,969
                                    ------------   ------------   -----------

                                    $  2,065,193   $  1,891,403   $ 3,956,596
                                    ============   ============   ===========

----------
(1) Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

      One- to Four-Family Loans. The Bank, through its private label origination program with Cendant, offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area. Under it's agreement with Cendant, the Bank plans to offer a range of one- to four-family mortgage loan products to current and prospective Bank customers through various delivery channels, supported by direct consumer advertising, including telemarketing, Bank branch office traffic and the Bank's internet website. In addition, the Bank may purchase whole loans in the secondary market. All loans purchased in the secondary market will be quality control reviewed for adherence to the Bank's underwriting standards.

      At December 31, 2000, the Bank's one- to four-family loans totaled $3.05 billion, or 74.88% of gross loans. Of the one- to four-family loans outstanding at that date, 53.87% were fixed-rate loans and 46.13% were adjustable-rate mortgage loans. The interest rates for the majority of the Bank's adjustable-rate one- to four-family mortgage loans are indexed to the one year and five year Constant Maturity Treasury (CMT) Index. Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan. Certain of the Bank's adjustable-rate mortgage loans can be converted to fixed-rate loans with interest rates based upon the then-current market rates plus a varying margin.

      One- to four-family residential mortgage loans are generally underwritten according to FNMA and FHLMC guidelines. The Bank, through RNMC, generally originated one- to four-family residential mortgage loans in amounts up to $1 million for loans to be sold to private investors, subject to certain exceptions to such guidelines which were approved by either the Chief Executive Officer or Senior Lending Officer. The Bank generally required private mortgage insurance to be obtained for loans in excess of an 80% loan-to-value ratio. Mortgage loans originated by the Bank generally included due-on-sale clauses which provides the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

      Multi-Family Lending. The Bank originates fixed- and adjustable-rate multi-family mortgage loans generally secured by 40 to 400 unit apartment buildings located in the Bank's primary market area. At December 31, 2000, the Bank's multi-family loan portfolio was $102.8 million, or 2.53% of total gross loans. In reaching its decision on whether to make a multi-family loan, the Bank generally considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Additional factors considered by the Bank may include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan generally may be made in an amount up to 75% of the lower of the appraised value or sales price of the underlying property with amortization periods of up to 30 years. The Bank's adjustable-rate multi-family loans generally have been originated with rates that are generally fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.50% to 2.50%. Ten year fixed-rates based on similar spreads have also been made available. Recently, the Bank has begun to substitute the posted rates of the Federal Home Loan Bank of New York (FHLB) for fixed-rate advances instead of the treasury rates as the index for this type of financing. For such loans, margins of 1.75% to 2.75% are added. The Bank offers multi-family loans with terms of up to 10 years. The Bank's current policies limit the amount of multi-family loans the Bank may have to 25% of the aggregate loan portfolio. The Bank's current policies also limit such loans to $15 million per project and an aggregate of $40 million in loans outstanding per borrower, although the Bank will make exceptions to this policy provided full Board approval for the loan is obtained. In addition, the Bank generally requires a debt service coverage ratio of a minimum of 120%. The Bank also requires an appraisal on the subject property conducted by an independent appraiser and title insurance. Additionally, the Bank generally requires a market occupancy rate of at least 90% prior to lending for multi-unit apartment buildings.

      When evaluating the qualifications of multi-family loan borrowers, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate management skills and the ability to maintain the property based on current rental income. The Bank's policies require borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements and credit history of the borrower, as well as other related documentation.

      Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes which are located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales value of the property, subject to the Bank's current loans-to-one-borrower limit, which, at December 31, 2000, was $15 million per project and an aggregate of $40 million in loans outstanding per borrower. The Bank will make exceptions to this policy provided full Board approval for the loan is obtained. These loans may be made with terms up to 20 years and are generally offered at interest rates which adjust in accordance with the CMT Index or the FHLB advances rate. The Bank's underwriting standards and procedures for commercial real estate loans are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability, among other things. The Bank has required generally that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%. At December 31, 2000, the Bank's commercial real estate loan portfolio totaled approximately $523.0 million, or 12.85% of gross loans.

      Construction and Development Lending. The Bank originates loans for the development of commercial and residential property located in its primary market area. The Bank will originate such loans for the acquisition of commercial and residential property located in its primary market area only if the acquisition loan is part of an overall development loan. Construction and development loans are offered primarily to experienced local developers operating in the Bank's primary market area. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential, multi-family and commercial real estate properties located in the Bank's primary market area. Such loans generally are offered for the construction of properties that are pre-sold or for which permanent financing has been secured. At December 31, 2000, the Bank had $112.3 million of unfunded construction loan commitments for the construction of one- to four-family properties. Construction loans generally are offered with terms up to three years for residential property and up to two years for multi-family and commercial property and generally may be made in amounts up to 90% of the estimated cost of construction. For such loans, the Bank's policy is to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed generally on a monthly basis in increments as construction progresses and as inspections by the Bank's supervising engineer warrant.

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

      Home Equity and Second Mortgage Lending. The Bank offers fixed-rate, fixed term home equity loans and adjustable-rate home equity lines-of-credit in its primary market area. Standard fixed-rate, fixed term home equity loans are offered in amounts of up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000. Standard adjustable-rate home equity lines-of-credit are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum line amount of $250,000.

      The Bank also offers home equity loans and lines-of-credit where loan-to-value ratios, expense ratios or credit histories fall outside of the ranges used for the standard product. The alternative products offer fixed-rate loans up to 90% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000. The alternative products offer adjustable-rate lines-of-credit up to 90% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000, or up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $250,000. Such alternative loan/line-of-credit products generally carry an interest rate greater than those offered on the Bank's standard home equity loan products.

      Consumer and Student Lending. The Bank's portfolio of consumer and student loans primarily consists of private banking, secured and unsecured personal loans, automobile and home improvement loans. Private banking entails offering a wide array of deposit and loan products that are customized to meet the needs of a specific client base, principally composed of entrepreneurs, professionals, senior corporate executives and wealthy individuals. A private banking loan can be either fixed or adjustable-rate, secured or unsecured and typically have a maturity of one year or less, or are payable on demand. Unsecured personal loans are offered with a maximum term of five years and maximum amount of $15,000. Secured personal loans are collateralized with deposits from any federally insured financial institution. Secured personal loans have a maximum term of five years and a maximum amount of $50,000. Home improvement loans are offered to homeowners for the purpose of modernization and maintenance of owner-occupied properties for terms up to five years and to a maximum loan amount of $20,000.

      At December 31, 2000, there were $65.6 million of automobile leases outstanding, or 1.61% of gross loans. The Bank has originated, or purchased, leases originated by an unrelated third party, which were secured by automobiles. As of July 30, 1999, the Bank terminated its agreement with the third party provider and no longer originates or purchases automobile leases. The Bank offers both subsidized and unsubsidized student loans through a forward purchasing and servicing agreement with the Student Loan Marketing Association (Sallie Mae). The Bank also offers automobile loans up to five years and $50,000 for a new automobile and four years for a used automobile, depending on the vehicle year, and limited to a maximum amount of $25,000. Cash cushion (checking overdraft protection) is offered up to $5,000. The Bank also offers Master Card(R)(TM) and Visa(R)(TM) credit cards through an affinity relationship with MBMA American, which assumes underwriting responsibility and credit risk.

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Executive Committee, comprised of rotating members of the Board of Directors, to review and approve loans in amounts greater than management's approval limits up to levels which require the Board's direct approval. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: (a) commercial real estate loans of up to $1.0 million can be approved by the Chairman, President or Senior Commercial Lending Officer plus one additional officer in the Lending Division; (b) all commercial real estate loans, multi-family loans, construction loans and loan participations in excess of $1.0 million require the approval of the Executive Committee of the Board of Directors; when these loans exceed $5.0 million, they require the approval of the Board of Directors. Home equity loans, lines of credit, personal loans, and home improvement loans may be approved by a Consumer Loan Officer up to a defined maximum amount established by the Board of Directors. Loan amounts greater than the defined maximum amount must be countersigned by the Senior Consumer Lending Officer.

      With respect to home equity loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by appraisers approved by the Bank. For proposed mortgage loans, the Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans, and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's underwriting policies must be noted on an underwriting standards checklist and approved in accordance with the loan approval procedures described above. The Bank subjects all loan commitments for non-residential mortgage loans to an environmental site assessment.

Delinquent Loans, Real Estate Owned and Classified Assets

      Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed, that a delinquency notice be mailed no later than the sixteenth day of delinquency and that a late charge be assessed after 15 days. The Bank's subservicer, Cenlar, follows similar delinquency procedures. The Bank's procedures provide that telephone contact should be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's policy generally to discontinue accruing interest on all loans that are more than 90 days past due or when, in the opinion of management, such suspension is warranted. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (REO) and is recorded at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and thereafter. Shortly before foreclosure, it is the Bank's policy generally to require an appraisal of the property and, thereafter, appraise the property on an as-needed basis.

      At December 31, 2000, the Bank's real estate owned, net, consisted of foreclosed assets totaling $293,000, comprised of one- to four-family properties, and was held directly by the Bank and/or its subsidiaries which were formed for the purpose of holding and maintaining certain REO. See "Subsidiary Activities." Bank personnel or an independent inspector generally conducts periodic external inspections on all properties securing loans in foreclosure. Based upon such inspections and appraisals, the Bank will charge-off any loan principal it deems uncollectible at such time. Bank personnel conduct monthly reviews of its foreclosed real estate and periodically adjust its valuation allowance for declines in the value of REO. At December 31, 2000, the Bank had no allowance for losses on REO. The Bank is currently offering for sale all REO acquired as a result of foreclosure through brokers and through its own personnel.

      The Bank's policies permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans with the exception that the Bank may loan no more than 80% of the lesser of the appraised value or sales price of the foreclosed property.

      Federal regulations and the Bank's policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses are designated as "Special Mention."

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

      A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Company (FDIC) and New York State Banking Department (NYSBD), either of which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an inter-agency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary under as yet undetermined circumstances.

      The Bank's senior management reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. At December 31, 2000, the Bank had $23.2 million of loans designated as Substandard, consisting of 14 commercial real estate and 123 one- to four-family loans, and no loans classified as Doubtful or Loss. At December 31, 2000, the Bank had $61.3 million of assets designated as Special Mention, consisting of 18 commercial real estate and 46 one- to four-family loans, which were designated due to past loan delinquencies.

      Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans and REO:

                                                                                At December 31,
                                                      ---------------------------------------------------------------------
                                                         2000           1999          1998          1997            1996
                                                      ---------      ---------     ---------     --------       ----------
                                                                             (Dollars in thousands)
Non-accrual loans (1):
   One- to four-family                                $   8,859      $  16,354     $  15,662     $  9,029       $    9,846
   Commercial real estate                                   830          2,434         2,775        9,564           10,256
   Construction and development                              --             --            --           --              602
   Home equity                                               74             79           120          116               50
   Consumer and other (2)                                    17             96            96          221              106
                                                      ---------      ---------     ---------     --------       ----------
     Total non-accrual loans                              9,780         18,963        18,653       18,930           20,860
Loans contractually past due 90 days or
   more and still accruing                                   --             --         3,421        1,295              509
                                                      ---------      ---------     ---------     --------       ----------
     Total non-performing loans                           9,780         18,963        22,074       20,225           21,369
Real estate owned, net (3)                                  293             --         1,176        1,197            4,962
                                                      ---------      ---------     ---------     --------       ----------
     Total non-performing assets                      $  10,073      $  18,963     $  23,250     $ 21,422       $   26,331
                                                      =========      =========     =========     ========       ==========
Allowance for loan losses as a percent of
   loans (4)                                               0.99 %         1.04 %        1.11 %       1.28 %           1.69 %
Allowance for loan losses as a percent of
   total non-performing loans (4) (5)                    414.36 %       211.75 %      182.15 %     192.56 %         176.38 %
Non-performing loans as a percent of
   loans (4) (5)                                           0.24 %         0.49 %        0.61 %       0.67 %           0.96 %
Non-performing assets as a percent of
   total assets (6) (7)                                    0.13 %         0.25 %        0.30 %       0.29 %           0.38 %

(1) Includes restructured loans which are less than 90 days past due but which have not yet complied with the terms of their restructuring agreement for a satisfactory period of time.
(2) Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans. Private banking loans were originated beginning during the year ended December 31, 1997. The amounts shown prior to December 31, 1997 do not include the aforementioned loan product.
(3)   REO balances are shown net of related loss allowances.
(4) Loans include loans receivable held for investment, net, excluding the allowance for loan losses which at December 31, 2000, 1999, 1998, 1997 and 1996 was $40.5 million, $40.2 million, $40.2 million, $38.9 million and $37.7 million, respectively.
(5) Non-performing loans consist of non-accruing loans, all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(6)   Non-performing assets consist of non-performing loans and REO.
(7) Total assets at December 31, 1996 includes $1.36 billion of proceeds held in escrow by the Bank on behalf of depositors and other individuals who submitted funds in anticipation of the Bank's conversion to stock form and the concurrent issuance of Roslyn Bancorp, Inc. common stock.

      The principal balance of non-accrual loans was $9.8 million, $19.0 million and $18.7 million at December 31, 2000, 1999 and 1998, respectively. Interest income that would have been recorded if these loans had been performing in accordance with their original terms aggregated $596,000, $2.5 million and $1.5 million during the years ended December 31, 2000, 1999 and 1998, respectively. Actual interest income collected on non-accrual loans was $490,000, $410,000 and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      The principal balance of restructured loans that have not complied with the terms of their restructuring agreement for a satisfactory period of time was $1.2 million and $909,000 at December 31, 1999 and 1998, respectively. No such loans were outstanding at December 31, 2000. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated approximately $107,000 and $76,000 during the years ended December 31, 1999 and 1998, respectively. Interest income recorded for restructured loans amounted to $558,000, $671,000 and $433,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, restructured loans totaling $4.4 million, $7.6 million and $4.1 million have complied with the terms of the applicable restructuring agreements for a satisfactory period and were returned to the performing loan portfolio during the years ended December 31, 2000, 1999 and 1998, respectively.

Allowance for Loan Losses

      The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and primarily encompass multi-family, commercial real estate and construction and development loans. The result of these individual analyses is the allocation of the overall allowance for loan losses to specific allowances for individual loans, both loans considered impaired and non-impaired.

      The loan pool analyses are performed on the balance of the portfolio, primarily the one- to-four family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased, fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participation in conventional first mortgages; residential construction loans; commercial construction loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter three sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

      The Company's overall allowance also contains an unallocated amount which is supplemental to the allowances derived from the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company's local and other lending areas.

      As of December 31, 2000, the Bank's allowance for loan losses was $40.5 million, or 0.99% of loans and 414.36% of total non-performing loans, as compared to $40.2 million, or 1.04% of loans and 211.75% of total non-performing loans, as of December 31, 1999. The Bank had total non-performing loans of $9.8 million and $19.0 million at December 31, 2000 and 1999, respectively, and non-performing loans to loans ratio of 0.24% and 0.49%, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio. No assurance can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future change its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD periodically review the Bank's allowance for loan losses as an inegral part of their examination process. Such agencies may require the Bank to make changes to provisions for loan losses based upon judgments that may differ from those of management.

The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated:

                                                                   For the Years Ended December 31,
                                              ----------------------------------------------------------------------------
                                                 2000            1999             1998             1997           1996
                                              ------------    ------------     ------------     ------------    ----------
                                                                        (Dollars in thousands)
Balance at beginning of year                    $40,155         $40,207          $38,946          $37,690        $36,617
                                                -------         -------          -------          -------        -------
Provision for loan losses                         1,000              --            1,500            1,400          3,400
Charge-offs:
     Real estate loans:
         One- to four-family                        463              25              187              189            410
         Commercial real estate                     199              --              387              327          1,646
         Construction and development                --              --               --               --            519
     Consumer, student loans and other              231             170              128              167             90
                                                -------         -------          -------          -------        -------
         Total charge-offs                          893             195              702              683          2,665
                                                -------         -------          -------          -------        -------

Recoveries:
     Real estate loans:
         One- to four-family                          5              96               55              202              5
         Commercial real estate                     213               5              330              272            197
         Construction and development                --              --               --               --             94
     Consumer, student loans and other               44              42               78               65             42
                                                -------         -------          -------          -------        -------
         Total recoveries                           262             143              463              539            338
                                                -------         -------          -------          -------        -------
Net charge-offs                                    (631)            (52)            (239)            (144)        (2,327)
                                                -------         -------          -------          -------        -------
Balance at end of year                          $40,524         $40,155          $40,207          $38,946        $37,690
                                                =======         =======          =======          =======        =======

Ratio of net charge-offs
during the year to average loans
outstanding during the year                        0.02%           0.00%            0.01%            0.01%          0.12%

      The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans (including loans held-for-sale) in each of the categories listed at the dates indicated:

                                                                            At December 31,
                                       ---------------------------------------------------------------------------------------------
                                                           2000                                            1999
                                       ---------------------------------------------   ---------------------------------------------
                                                                                                                          Percent of
                                                                        Percent of                                         Loans in
                                                        Percent of       Loans in                         Percent of         Each
                                                        Allowance          Each                            Allowance       Category
                                                         To Total      Category to                         To Total        to Total
                                          Amount         Allowance      Total Loans      Amount            Allowance         Loans
                                       ------------     -----------    -------------   ----------         -----------     ----------
                                                             (Dollars in thousands)
One- to four-family                      $16,978              41.90%         74.88%      $16,144              40.20%         76.14%
Multi-family                                 762               1.88           2.53         1,444               3.60           2.29
Commercial real estate                     8,148              20.11          12.85         7,054              17.57          12.57
Construction and development               8,458              20.87           3.40         6,875              17.12           2.77
Home equity/second mortgage                  572               1.41           3.77           486               1.21           3.57
Consumer,  student and other               1,886               4.65           2.57         1,168               2.91           2.66
Unallocated                                3,720               9.18             --         6,984              17.39             --
                                         -------             ------         ------       -------             ------         ------
     Total allowance for loan losses     $40,524             100.00%        100.00%      $40,155             100.00%        100.00%
                                         =======             ======         ======       =======             ======         ======

                                                                     At December 31,
                                 -----------------------------------------------------------------------------------------
                                                  1998                                             1997
                                 ----------------------------------------         ----------------------------------------
                                                               Percent of                                       Percent of
                                                                Loans in                                         Loans in
                                              Percent of          Each                         Percent of          Each
                                              Allowance         Category                       Allowance         Category
                                               To Total         to Total                        To Total         to Total
                                  Amount      Allowance          Loans             Amount      Allowance          Loans
                                 ---------    -----------     -----------         ---------    -----------     -----------
                                                                                           (Dollars in thousands)
One- to four-family                 $17,823        44.34%          76.09%         $16,501           42.37%         75.66%
Multi-family                          1,662         4.13            2.29            1,945            5.00           2.34
Commercial real estate               11,223        27.91           13.11           12,339           31.68          15.11
Construction and development          5,984        14.88            2.75            3,770            9.68           2.32
Home equity/second mortgage             794         1.97            3.11              375            0.96           1.94
Consumer, student and other             804         2.00            2.65              523            1.34           2.63
Unallocated                           1,917         4.77              --            3,493            8.97             --
                                    -------       ------          ------          -------          ------         ------
   Total allowance for loan
losses                              $40,207       100.00%         100.00%         $38,946          100.00%        100.00%
                                    =======       ======          ======          =======          ======         ======

                                              At December 31,
                                  ----------------------------------------
                                                   1996
                                  ----------------------------------------
                                                                Percent of
                                                                 Loans in
                                                Percent of         Each
                                                Allowance        Category
                                                 To Total        to Total
                                   Amount       Allowance         Loans
                                 ---------     -----------     -----------

One- to four-family               $9,749           25.86%         71.83%
Multi-family                       3,119            8.27           3.15
Commercial real estate            13,908           36.90          16.85
Construction and development       4,726           12.54           2.22
Home equity/second mortgage          157            0.42           1.51
Consumer, student and other          471            1.26           4.44
Unallocated                        5,560           14.75             --
                                 -------          ------         ------
   Total allowance for loan
   losses                        $37,690          100.00%        100.00%
                                 =======          ======         ======

Environmental Issues

      The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, such risks also may be present for loans secured by residential real estate if environmental contamination makes security property unsuitable for use. The Bank attempts to control its risk by requiring that a phase one environmental site assessment be completed as part of its underwriting review for all non-residential mortgage applications. In addition, the Bank's policy is to maintain ownership of specific real estate properties acquired by the Bank as a result of foreclosure in separately incorporated subsidiaries.

Securities Investment Activities

      The Company's and Bank's Board of Directors set the securities investment policy of the Company and the Bank, respectively. Such policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements of the respective entity and potential return on the investments. In pursuing these objectives, the Company and the Bank consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of Directors of the Bank has established an Investment Committee comprised of five Directors and the Investment Officer to supervise the Bank's securities investment program. The Bank's Investment Committee meets periodically and evaluates all investment activities for safety and soundness, evaluates the investment policy and its objectives for the next period and submits a report to the Board of Directors. The Bank's Investment Officer is responsible for making securities investment portfolio decisions in accordance with the Bank's policies. While the Investment Officer has the authority to conduct trades within specific guidelines established by the Company's and Bank's investment policies, all Company and Bank transactions are periodically reviewed by the Investment Committee and reported to the Board of Directors on a monthly basis.

      At December 31, 2000, the Bank's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equities. In addition, the Bank's policies permit investments in mortgage-backed and mortgage related securities, including securities issued and guaranteed by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corp. (FHLMC), Government National Mortgage Association (GNMA) and privately-issued Collateralized Mortgage Obligations (CMOs). The Bank's current securities investment strategy is to de-emphasize its investment in U.S. Government obligations, corporate debt and municipal bonds and to emphasize the purchase of mortgage-backed and mortgage related securities, preferred stock and trust preferreds issued by corporate issuers in order to increase its overall investment securities yield while remaining in short- and medium-term investments for purposes of interest rate risk management.

      At December 31, 2000, the Company had $3.18 billion in securities, consisting primarily of U.S. Government and agency obligations, mortgage-backed and mortgage related securities, municipal obligations, trust preferreds, and preferred and common stocks, as compared to $3.53 billion at December 31, 1999. Upon the purchase of an investment security, the Bank and the Holding Company (Roslyn Bancorp, Inc. on an unconsolidated basis) will make a determination as to the classification of the security. However, the Bank and the Holding Company currently do not purchase securities with the intention of trading such securities, nor does the Bank or the Holding Company maintain trading portfolios. As of December 31, 2000, all of the Company's securities portfolio, or 41.4% of its total assets, were classified as available-for-sale, with the portfolio having an average life of 4.73 years.

During 1999, in connection with the merger with T R Financial Corp., the Company transferred all held-to-maturity securities to available-for-sale. For the year ended December 31, 2000, the Company designated all newly-purchased securities as available-for-sale.

      Mortgage-Backed and Mortgage Related Securities. The Company purchases mortgage-backed and mortgage related securities in order to: (a) generate positive interest rate spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA and GNMA;
(c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of the Company. The Company has primarily invested in mortgage-backed and mortgage related securities issued or sponsored by private issuers, GNMA and FHLMC. The Company also invests in CMOs issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. At December 31, 2000, mortgage-backed and mortgage related securities totaled $2.09 billion, or 27.3% of total assets, and 27.9% of total interest-earning assets, of which all was classified as available-for-sale. At December 31, 2000, 8.5% of the mortgage-backed and mortgage related securities were adjustable-rate and 91.5% were fixed-rate. The mortgage-backed and mortgage related securities portfolio had coupon rates ranging from 5.5% to 12.5% and had a weighted average yield of 6.89% at December 31, 2000.

      At December 31, 2000, the Company's CMO portfolio totaled $1.08 billion, or 14.1% of total assets, and 14.4% of total interest-earning assets, and consisted of $227.1 million of CMOs issued by private issuers such as GE Capital Mortgage Services, Inc., Prudential Home Mortgage Securities, Inc., Residential Funding Mortgage Securities, Inc. and Citicorp Mortgage Securities, Inc., and $854.9 million issued by government sponsored agencies such as GNMA, FNMA and FHLMC. It is the policy of the Bank to limit its purchases of privately issued CMOs to non-high risk securities rated "AAA" by at least two rating agencies with an average life of seven years or less. The Bank also limits the amount of such investments to $25 million per transaction, 10% of the issuer's outstanding CMOs and 35% of the Bank's total assets. For government sponsored CMOs, the Bank's policy limits such investments to non-high risk securities that have an average life of ten years or less. The Bank also limits the amount of such investments to $50 million per transaction. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates as compared with standard 30-year fixed-rate securities. At December 31, 2000, the Bank's CMO portfolio had an average estimated life of 7.19 years and a weighted average yield of 6.69%.

      Debt Securities. At December 31, 2000 the Company's debt securities portfolio totaled $711.7 million, or 9.3% of total assets. The Company's investment in debt securities generally consists of investments in U.S. Treasury securities and debt securities issued by government sponsored agencies such as FNMA, GNMA and FHLMC. To a lesser extent, the Company invests in debt securities issued by municipalities. See "Municipal Bonds."

      U.S. Government and Agency Obligations. At December 31, 2000, the Company's United States Government securities portfolio totaled $41.3 million, all of which was classified as available-for-sale. Such portfolio primarily consisted of short- to medium-term (maturities of one to five years) securities. The Company's current investment practice, however, is to de-emphasize its investments in such instruments. At December 31, 2000, the Company's agency securities portfolio totaled $665.6 million, all of which was classified as available-for-sale and consisted of callable debentures. The Company's callable agency debentures generally are callable after one year and in six month intervals thereafter. The current policy of the Bank limits the purchase of agency debt obligations to a maturity of 30 years or less and limits such purchases to $50 million per transaction, although purchases of structured notes are limited to $20 million per transaction and 10% of the Bank's assets.

      Municipal Bonds. At December 31, 2000, the Company's municipal bond portfolio totaled $4.9 million, all of which was classified as available-for-sale. Such securities were comprised of general obligation bonds (i.e., obligations backed by the general credit of the issuer). All of the Company's municipal bonds are currently rated investment grade by at least one national rating agency. At December 31, 2000, the average life of the portfolio was approximately 24.8 years and the portfolio had a weighted average yield of 7.86%. Certain interest earned on municipal bonds is exempt from federal, state and local income taxes. The Company's current policy is to de-emphasize its investment in municipal bonds.

      Equity Securities. At December 31, 2000, the Bank's equity securities portfolio totaled $375.0 million, all of which was classified as available-for-sale. The Holding Company, on an unconsolidated basis, has an equity securities portfolio totaling $172.2 million, all of which was classified as available-for-sale at December 31, 2000. The Company's equity securities portfolio consisted of trust preferreds, common and preferred stock. The majority of the Company's preferred stock portfolio is redeemable by the issuers pursuant to the terms of the preferred stock, generally after a three to five year holding period. As of December 31, 2000, the Company had $8.5 million of preferred stock eligible for redemption within one year. The Company benefits from its investment in common and preferred stocks due to a tax deduction received with regards to dividends paid by corporate issuers on equity securities.

      Included in the Bank's equity securities at December 31, 2000 was a $9.5 million investment in a common stock mutual fund. The Bank's policy limit for its common and preferred stock investments is 5% and 7.5%, respectively, of its total assets and allows for the purchase of common and preferred stock with a 1% limitation on the purchase of any single issuer. At December 31, 2000, the Bank's policies permit the purchase of preferred stock rated "Baa" or better by at least one national rating agency, with a 1% limitation on the purchase of preferred stock of any single issuer.

      The Company's investment policy limits investment in capital notes/trust preferreds issued primarily by financial institutions. These securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. These higher yielding securities generally are non-rated, or rated below investment grade. In order to offset the higher degree of risk, management focuses primarily on, but not limited to, securities issued by New York metropolitan area institutions. At December 31, 2000, the Company had $182.4 million of trust preferreds.

      During the second quarter of 2000, the Bank made a $100.0 million investment in Bank Owned Life Insurance (BOLI). The BOLI investment is being implemented to offset future employee benefit costs. The BOLI asset is classified in "other assets" on the Company's consolidated statements of financial condition. The income related to the increase in the cash surrender value is classified in "other income" on the Company's consolidated statements of income.

      During the third quarter of 2000, O.B. Ventures, Inc., a wholly-owned subsidiary of the Holding Company, made a $25.0 million investment in a joint venture with the Holiday Organization in The Hamlet on Olde Oyster Bay, L.C.C., to develop a residential community in the Town of Oyster Bay, New York. See "Subsidiary Activities."

      The following table sets forth the composition of the Company's debt, equity, mortgage-backed and mortgage related securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                               At December 31,
                                                     --------------------------------------------------------------------
                                                                 2000                                   1999
                                                     ------------------------------         -----------------------------
                                                                         Percent                               Percent
                                                        Amount          of Total               Amount         of Total
                                                     -------------     ------------         -------------    ------------
                                                                                               (Dollars in thousands)
Debt securities:
     U.S. Government obligations                       $   41,328             1.30%           $   67,880            1.92%
     U.S. Government agency securities                    665,551            20.95               267,942            7.59
     Public utility bonds                                      --               --                    --              --
     State, county and municipal bonds                      4,865             0.16                 4,833            0.14
     Industrial, financial corporation and other               --               --                    --              --
                                                       ----------           ------            ----------          ------
         Total debt securities                            711,744            22.41               340,655            9.65
                                                       ----------           ------            ----------          ------
Equity securities:
     Preferred and common stock                           192,582             6.06               219,506            6.21
     Trust preferreds                                     182,385             5.74               169,040            4.79
                                                       ----------           ------            ----------          ------
         Total equity securities                          374,967            11.80               388,546           11.00
                                                       ----------           ------            ----------          ------

Mortgage-backed and mortgage related securities:
     FHLMC                                                143,851             4.53               173,581            4.92
     GNMA                                                 722,809            22.75               797,202           22.58
     FNMA                                                 141,301             4.45               235,817            6.68
     CMOs                                               1,082,022            34.06             1,594,684           45.17
                                                       ----------           ------            ----------          ------
         Total mortgage-backed and mortgage related
           securities                                   2,089,983            65.79             2,801,284           79.35
                                                       ----------           ------            ----------          ------
              Total securities                         $3,176,694           100.00%           $3,530,485          100.00%
                                                       ==========           ======            ==========          ======

     Debt and equity securities available-for-sale     $1,086,711            34.21%             $729,201           20.65%
     Debt securities held-to-maturity                          --               --                    --              --
                                                       ----------           ------            ----------          ------
         Total debt and equity securities               1,086,711            34.21               729,201           20.65
                                                       ----------           ------            ----------          ------
     Mortgage-backed and mortgage related
       securities available-for-sale                    2,089,983            65.79             2,801,284           79.35
     Mortgage-backed and mortgage related
       securities held-to-maturity                             --               --                    --              --
                                                       ----------           ------            ----------          ------
         Total mortgage-backed and mortgage
              related securities                        2,089,983            65.79             2,801,284           79.35
                                                       ----------           ------            ----------          ------
         Total securities                              $3,176,694           100.00%           $3,530,485          100.00%
                                                       ==========           ======            ==========          ======

                                                            At December 31,
                                                     -----------------------------
                                                                1998
                                                     -----------------------------
                                                                        Percent
                                                       Amount          of Total
                                                     ------------     ------------

Debt securities:
     U.S. Government obligations                     $  191,669              4.95%
     U.S. Government agency securities                  154,986              4.01
     Public utility bonds                                   800              0.02
     State, county and municipal bonds                    5,551              0.14
     Industrial, financial corporation and other         23,737              0.61
                                                     ----------            ------
         Total debt securities                          376,743              9.73
                                                     ----------            ------
Equity securities:
     Preferred and common stock                         300,857              7.78
     Trust preferreds                                   144,727              3.75
                                                     ----------            ------
         Total equity securities                        445,584             11.53
                                                     ----------            ------

Mortgage-backed and mortgage related securities:
     FHLMC                                               69,315              1.79
     GNMA                                             1,606,893             41.54
     FNMA                                                70,642              1.83
     CMOs                                             1,299,249             33.58
                                                     ----------            ------
         Total mortgage-backed and mortgage related
           securities                                 3,046,099             78.74
                                                     ----------            ------
              Total securities                       $3,868,426            100.00%
                                                     ==========            ======

     Debt and equity securities available-for-sale     $795,362             20.56%
     Debt securities held-to-maturity                    26,965              0.70
                                                     ----------            ------
         Total debt and equity securities               822,327             21.26
                                                     ----------            ------
     Mortgage-backed and mortgage related
       securities available-for-sale                  1,795,833             46.42
     Mortgage-backed and mortgage related
       securities held-to-maturity                    1,250,266             32.32
                                                     ----------            ------
         Total mortgage-backed and mortgage
              related securities                      3,046,099             78.74
                                                     ----------            ------
         Total securities                            $3,868,426            100.00%
                                                     ==========            ======

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company's debt, equity, mortgage-backed and mortgage related securities at the dates indicated:

                                                                       At December 31,
                                             ------------------------------------------------------------------
                                                            2000                               1999
                                             ----------------------------------    ----------------------------
                                                                   Estimated                        Estimated
                                               Amortized              Fair           Amortized         Fair
                                                  Cost               Value             Cost           Value
                                             --------------      --------------    -------------   ------------
                                                                        (In thousands)
 Debt and equity securities:
  Held-to-maturity:
     Public utility bonds                       $       --          $       --      $        --      $      --
     State, county and municipal bonds                  --                  --               --             --
     Industrial, financial corporation
      and other                                         --                  --               --             --
                                                ----------          ----------      -----------      ---------
     Total debt securities held-to-maturity             --                  --               --             --
       Available-for-sale:
     U. S. Government obligations                   41,055              41,328           67,192         67,880
     U. S. Government agency securities            666,285             665,551          287,642        267,942
     State, county and municipal bonds               4,463               4,865            4,762          4,833
     Industrial, financial corporation
       and other                                        --                  --               --             --
                                                ----------          ----------       ----------      ---------
       Total debt securities
         available-for-sale                        711,803             711,744          359,596        340,655
  Equity securities available-for-sale:
     Preferred and common stock                    210,761             192,582          244,395        219,506
     Trust preferreds                              218,951             182,385          194,604        169,040
                                                ----------          ----------       ----------      ---------
     Total equity securities
       available-for-sale                          429,712             374,967          438,999        388,546
                                                ----------          ----------       ----------      ---------
       Total debt and equity securities          1,141,515           1,086,711          798,595        729,201
                                                ----------          ----------       ----------      ---------
 Mortgage-backed and mortgage
     related securities:
     Held-to-maturity:
       FHLMC                                            --                  --               --             --
       GNMA                                             --                  --               --             --
       FNMA                                             --                  --               --             --
       CMOs                                             --                  --               --             --
                                                ----------          ----------       ----------     ----------
         Total mortgage-backed and
            mortgage related securities
            held-to-maturity                            --                  --               --             --
                                                ----------          ----------       ----------     ----------
     Available-for-sale:
       FHLMC                                       140,187             143,851          171,591        173,581
       GNMA                                        718,480             722,809          813,335        797,202
       FNMA                                        140,561             141,301          240,151        235,817
       CMOs                                      1,112,595           1,082,022        1,696,202      1,594,684
                                                ----------          ----------      -----------     ----------
          Total mortgage-backed and
            mortgage related securities
            available-for-sale                   2,111,823           2,089,983        2,921,279      2,801,284
                                                ----------          ----------      -----------     ----------
          Total mortgage-backed and
            mortgage related securities          2,111,823           2,089,983        2,921,279      2,801,284
                                                ----------          ----------      -----------     ----------
 Net unrealized (loss) gain on securities
     available-for-sale                            (76,644)                 --         (189,389)            --
                                                ----------          ----------      -----------     ----------
 Total securities amortized cost/
     estimated fair value                       $3,176,694          $3,176,694      $ 3,530,485     $3,530,485
                                                ==========          ==========      ===========     ==========

                                                    At December 31,
                                             ----------------------------
                                                         1998
                                             ----------------------------
                                                              Estimated
                                               Amortized         Fair
                                                 Cost           Value
                                             -------------   ------------
 Debt and equity securities:
  Held-to-maturity:
     Public utility bonds                    $      800       $      796
     State, county and municipal bonds            5,551            5,809
     Industrial, financial corporation
      and other                                  20,614           20,543
                                             ----------       ----------
     Total debt securities held-to-maturity      26,965           27,148
  Available-for-sale:
     U. S. Government obligations               187,250          191,669
     U. S. Government agency securities         154,353          154,986
     State, county and municipal bonds               --               --
     Industrial, financial corporation
       and other                                  3,003            3,123
                                             ----------       ----------
       Total debt securities
         available-for-sale                     344,606          349,778
  Equity securities available-for-sale:
     Preferred and common stock                 283,743          300,857
     Trust preferreds                           147,131          144,727
                                             ----------       ----------
     Total equity securities
       available-for-sale                       430,874          445,584
                                             ----------       ----------
       Total debt and equity securities         802,445          822,510
                                             ----------       ----------
 Mortgage-backed and mortgage
     related securities:
     Held-to-maturity:
       FHLMC                                     65,864           68,245
       GNMA                                   1,045,918        1,060,676
       FNMA                                      67,500           68,082
       CMOs                                      70,984           71,458
                                             ----------       ----------
         Total mortgage-backed and
            mortgage related securities
            held-to-maturity                  1,250,266        1,268,461
                                             ----------       ----------
     Available-for-sale:
       FHLMC                                      3,431            3,451
       GNMA                                     554,533          560,975
       FNMA                                       3,135            3,142
       CMOs                                   1,228,644        1,228,265
                                             ----------       ----------
          Total mortgage-backed and
            mortgage related securities
            available-for-sale                1,789,743        1,795,833
                                             ----------       ----------
          Total mortgage-backed and
            mortgage related securities       3,040,009        3,064,294
                                             ----------       ----------
 Net unrealized (loss) gain on securities
     available-for-sale                          25,972               --
                                             ----------       ----------
 Total securities amortized cost/
     estimated fair value                    $3,868,426       $3,886,804
                                             ==========       ==========

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 2000:

                                           ------------------------------------------------------------------------------------
                                                                             More than One               More than Five
                                              One Year or Less            Year to Five Years           Years to Ten Years
                                           -----------------------       ----------------------       ----------------------
                                                         Weighted                     Weighted                     Weighted
                                           Carrying      Average         Carrying     Average         Carrying      Average
                                             Value        Yield           Value        Yield            Value        Yield
                                           ----------    ---------       ---------    ---------       ----------   ----------
                                                                                                      (Dollars in thousands)
 Available-for-sale securities:
  Mortgage-backed and mortgage
    related securities:
     FHLMC                                    $    --           -- %        $   --           -- %        $    --           -- %
     GNMA                                          --           --             383        10.10            3,023        10.70
     FNMA                                          --           --              --           --               --           --
     CMOs                                          --           --             638         8.00           14,414         6.45
                                              -------                       ------                       -------
      Total mortgage-backed and
      mortgage related securities                  --           --           1,021         8.79           17,437         7.19
                                              -------                       ------                       -------
  Debt securities:
    U. S. Government obligations               40,313         7.46           1,015         6.35               --           --
    U. S. Government agency securities             --           --              --           --           25,000         7.33
    State, county and municipal bonds              --           --              --           --               --           --
                                              -------                       ------                       -------
      Total debt securities                    40,313         7.46           1,015         6.35           25,000         7.33
                                              -------                       ------                       -------
  Equity securities (1):
    Preferred and common stock                     --           --              --           --               --           --
    Trust preferreds                               --           --              --           --               --           --
                                              -------                       ------                       -------
      Total equity securities                      --           --              --           --               --           --
                                              -------                       ------                       -------
    Total available-for-sale                  $40,313         7.46          $2,036         7.57          $42,437         7.27
                                              =======                       ======                       =======

                                           -----------------------------------------------------

                                             More than Ten Years                  Total
                                           ------------------------        ---------------------
                                                         Weighted                       Weighted
                                           Carrying       Average         Carrying      Average
                                             Value         Yield           Value         Yield
                                           ----------    ----------       ---------    ---------

 Available-for-sale securities:
  Mortgage-backed and mortgage
    related securities:
     FHLMC                                 $   143,851          7.81 %    $  143,851         7.81 %
     GNMA                                      719,403          6.98         722,809         6.99
     FNMA                                      141,301          7.43         141,301         7.43
     CMOs                                    1,066,970          6.73       1,082,022         6.73
                                            ----------                    ----------
      Total mortgage-backed and
      mortgage related securities            2,071,525          6.94       2,089,983         6.94
                                            ----------                    ----------
  Debt securities:
    U. S. Government obligations                    --            --          41,328         7.43
    U. S. Government agency securities         640,551          7.95         665,551         7.93
    State, county and municipal bonds            4,865          7.86           4,865         7.86
                                            ----------                    ----------
      Total debt securities                    645,416          7.95         711,744         7.90
                                            ----------                    ----------
  Equity securities (1):
    Preferred and common stock                 192,582          5.21         192,582         5.21
    Trust preferreds                           182,385         10.08         182,385        10.08
                                            ----------                    ----------
      Total equity securities                  374,967          7.57         374,967         7.57
                                            ----------                    ----------
    Total available-for-sale                $3,091,908          7.23      $3,176,694         7.23
                                            ==========                    ==========

(1) As equity securities have no maturities, they are classified in the more than ten year category.

Sources of Funds

      General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, and proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds, primarily reverse-repurchase agreements and FHLB borrowings, to fund its operations.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. At December 31, 2000, the Bank's deposit accounts consisted of savings (including school savings and club accounts), Super NOW and NOW accounts, checking accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts (IRAs) and other qualified plan accounts. To enhance the deposit products it offers, and increase its market share, during 2000, the Bank added new money market and certificates of deposit products, as well as free checking accounts.

      At December 31, 2000, the Bank's deposits totaled $4.08 billion. For the year ended December 31, 2000, the average balance of core deposits (savings, Super NOW and NOW, money market and non-interest-bearing checking accounts) totaled $1.48 billion, or 36.6%, of total average deposits. At December 31, 2000, the Bank had a total of $2.65 billion in certificates of deposit, of which $2.25 billion had maturities of one year or less. For the year ended December 31, 2000, the average balance of certificate of deposit accounts represented 63.4% of total average deposits. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Bank's certificate of deposit accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

      The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In addition, the Bank has previously paid a special interest payment on savings and NOW accounts, ranging from 5% to 15% of interest paid on these accounts during the year. For the year ended December 31, 1999, the Bank paid a special interest payment of 5% of interest paid on savings and NOW accounts, which totaled $336,000. During 2000 no such special interest payments were made.

      The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits generally are more difficult to retain than core deposits. Although the Bank has historically not used brokers to obtain deposits, the Bank has authorized the utilization of brokers to obtain deposits to fund its activities and has entered into several relationships with a nationally recognized retail brokerage firm to accept deposits sold by such brokerage firm. Dependent on market conditions, the Bank will periodically use such brokered deposits primarily to fund asset growth and manage interest rate risk. The Bank's policies limit the amount of brokered deposits which the Bank may have at any time to 25% of total retail deposits. At December 31, 2000, the Bank had $54.7 million in brokered deposits, or 1.3% of total deposits.

      The following table presents the deposit activity of the Bank for the periods indicated:

                                           For the Years Ended December 31,
                                          -----------------------------------
                                            2000         1999        1998
                                          ----------   ----------  ----------
                                                    (In thousands)

Net withdrawals from deposit accounts     $ (135,505)  $ (339,458) $  (92,640)
Interest credited on deposit accounts        166,674      166,088     167,024
                                          ----------   ----------  ----------
Total increase (decrease) in deposit
accounts                                  $   31,169   $ (173,370) $  74,384
                                          ==========   ==========  ==========

      At December 31, 2000, the Bank had outstanding $523.7 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                     Weighted
       Maturity Period               Amount        Average Rate
-------------------------------   --------------  ---------------
                                      (Dollars in thousands)

Three months or less              $  155,312            5.90 %
Over three through six months         91,735            6.03
Over six through 12 months           190,325            6.30
Over 12 months                        86,301            6.03
                                  ----------
Total                             $  523,673            6.09
                                  ==========

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Average balances for the periods presented utilize average daily balances.

                                                                  For the Years Ended December 31,
                                         --------------------------------------------------------------------------------------
                                                         2000                                            1999
                                         --------------------------------------          --------------------------------------
                                                        Percent                                         Percent
                                                        of Total      Weighted                         of Total      Weighted
                                          Average       Average       Average             Average       Average      Average
                                          Balance       Deposits        Rate              Balance      Deposits        Rate
                                         ----------     ---------     ---------          ----------    ----------    ----------
                                                                         (Dollars in thousands)
Money market accounts                 $    239,525          5.94%          4.39%         $  171,720         4.05%        3.82%
Savings accounts (1) (2)                   925,293         22.96           1.90             992,385        23.43         2.20
Super NOW and NOW accounts (3)             168,708          4.19           1.86             150,247         3.55         2.14
Non-interest-bearing accounts              142,690          3.54             --             140,181         3.31           --
                                      ------------        ------                         ----------       ------
     Total                               1,476,216         36.63           2.11           1,454,533        34.34         2.17
                                      ------------        ------                         ----------       ------

Certificates of deposit                  2,554,147         63.37           5.63           2,781,650        65.66         5.10
                                      ------------        ------                         ----------       ------

     Total average deposits           $  4,030,363        100.00%          4.34%         $4,236,183       100.00%       4.09%
                                      ============        ======                         ==========       ======

                                        For the Years Ended December 31,
                                      --------------------------------------
                                                      1998
                                      --------------------------------------
                                                     Percent
                                                    of Total      Weighted
                                       Average       Average      Average
                                       Balance      Deposits        Rate
                                      ----------    ----------    ----------
                                             (Dollars in thousands)
Money market accounts                 $   82,114        1.95%       3.09%
Savings accounts (1) (2)               1,071,426       25.46        2.66
Super NOW and NOW accounts (3)           159,950        3.80        2.86
Non-interest-bearing accounts            103,635        2.46          --
                                      ----------      ------
     Total                             1,417,125       33.67        2.51
                                      ----------      ------

Certificates of deposit                2,791,556       66.33        5.57
                                      ----------      ------

     Total average deposits           $4,208,681      100.00%       4.54%
                                      ==========      ======

(1) Includes special interest payments made by the Bank on such accounts for the years ended December 31, 1999 and 1998, which resulted in an increased cost of such accounts of 4 basis points, and 18 basis points, respectively. Prior to 1999, such special payments were not made to T R Financial Corp. accounts. No such special payments were made during 2000.
(2)  Savings accounts include mortgagors' escrow  deposits.
(3) Includes special interest payments made by the Bank on the NOW accounts for the years ended December 31, 1999 and 1998, which resulted in an increased cost of such accounts of 2 basis points and 8 basis points, respectively. Prior to 1999, such special payments were not made to T R Financial Corp. accounts. No such special payments were made during 2000.

      The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated:

                                                          Period to Maturity from December 31, 2000
                               ------------------------------------------------------------------------------------------------
                                                                                   Greater          Greater
                                                 Greater          Greater           Than             Than
                                  One             Than             Than           Three to          Four to          Greater
                                  Year         One to Two         Two to            Four             Five             Than
                                or Less           Years         Three Years         Years            Years         Five Years
                               -----------     ------------     ------------     ------------     ------------     ------------
Certificates of deposit:                                                                         (In thousands)
   0 to 3.00%                  $      125      $       25       $       --       $       --       $       --       $       --
   3.01 to 4.00%                       --              --               --               --               --               --
   4.01 to 5.00%                   50,846             544              927            1,227              120               38
   5.01 to 6.00%                1,083,742         170,360           38,641           31,584            1,495            9,673
   6.01 to 7.00%                1,107,554          74,054           10,069           29,265            9,948            7,451
   7.01 to 8.00%                    9,961           6,040            1,507              157              598               77
   Over 8.01%                       1,755              35               --               --               11               38
                               ----------      ----------       ----------       ----------       ----------       ----------

   Total                       $2,253,983      $  251,058       $   51,144       $   62,233       $   12,172       $   17,277
                               ==========      ==========       ==========       ==========       ==========       ==========

                                              At December 31,
                               -----------------------------------------------
                                   2000             1999             1998
                               -------------    -------------    -------------
Certificates of deposit:                       (In Thousands)
   0 to 3.00%                   $     150        $      260        $       --
   3.01 to 4.00%                       --               457                --
   4.01 to 5.00%                   53,702           932,036           929,894
   5.01 to 6.00%                1,335,495         1,411,943         1,455,362
   6.01 to 7.00%                1,238,341           224,833           408,584
   7.01 to 8.00%                   18,340            22,900            23,999
   Over 8.01%                       1,839            13,025            17,739
                               ----------        ----------        ----------

   Total                       $2,647,867        $2,605,454        $2,835,578
                               ==========        ==========        ==========

      Borrowed Funds. The Company's primary source of borrowings consists of reverse-repurchase agreements entered into with nationally recognized securities brokerage firms. At December 31, 2000, the Company had $2.07 billion of reverse-repurchase agreements outstanding. Reverse-repurchase agreements are contracts for the sale of securities owned or borrowed by the Company with an agreement to repurchase those securities at an agreed upon price and date. Historically, the Company has entered into reverse-repurchase agreements as a method of providing the Company with cost effective funding in periods where its need for funds exceeds the amount of funds provided by its deposit gathering activities. Currently, the Company utilizes such reverse-repurchase agreements in periods when the Company can generate securities investments with yields in excess of its cost of such borrowing. At December 31, 2000, the Company's policies limit the use of reverse-repurchase agreements to maturities of overnight to thirty years. The collateral for such borrowings consists of U.S. Treasury obligations, U.S. agency obligations, mortgage-backed securities or trust preferreds. The security brokers utilized for borrowings transactions are subject to an ongoing financial review in order to ensure the selection of only those dealers whose financial strength will minimize the risk of principle loss due to default. This review is done internally and/or by qualified third parties. Additionally, a Public Securities Association (PSA) Master Repurchase Agreement must be executed and on file for each dealer selected. The Company averaged $2.08 billion in reverse-repurchase agreements during the year ended December 31, 2000.

      Subsequent to the Merger, the Company restructured $427.1 million of reverse-repurchase agreements and $118.1 million of FHLB borrowings. These borrowed funds had maturities between less than one year and four years and a weighted average rate of 5.98%. The borrowings were then replaced with new funds with a weighted average rate of 4.98% and maturities between less than one year and four years. As a result, for the year ended December 31, 1999, the Company incurred a prepayment penalty of $7.2 million ($4.2 million, net of tax). The prepayment penalty is reflected as an extraordinary item in the Company's consolidated statements of income.

      The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                            For the Years Ended December 31,
                                                                ---------------------------------------------------------
                                                                     2000                  1999                1998
                                                                ---------------       ---------------     ---------------
                                                                                   (Dollars in thousands)
Other borrowings:
  Average balance outstanding                                       $  683,584           $  247,084         $  529,665
  Maximum amount outstanding at any month
     end during the year                                               902,913              411,178            629,105
  Balance outstanding at end of year                                   782,411              395,196            433,528
  Weighted average interest rate during the year                          6.34%                4.16%              5.78%
  Weighted average interest rate at end of year                           6.02                 5.19               5.72
Reverse-repurchase agreements:
  Average balance outstanding                                       $2,078,967           $2,305,473         $2,100,206
  Maximum amount outstanding at any month
     end during the year                                             2,226,662            2,594,268          2,341,847
  Balance outstanding at end of year                                 2,072,614            2,449,345          2,094,319
  Weighted average interest rate during the year                          5.95%                5.70%              5.81%
  Weighted average interest rate at end of year                           5.98                 5.67               5.63
Total borrowed funds:
  Average balance outstanding                                       $2,762,551           $2,552,557         $2,629,871
  Maximum amount outstanding at any month
     end during the year                                             2,913,647            2,844,541          2,868,475
  Balance outstanding at end of year                                 2,855,025            2,844,541          2,527,847
  Weighted average interest rate during the year                          6.05%                5.55%              5.81%
  Weighted average interest rate at end of year                           5.99                 5.59               5.65

Savings Bank Life Insurance

      Effective as of January 1, 2000, in connection with a New York State approved restructuring of the Savings Bank Mutual Life Insurance Company, Inc. into the Mutual Life Insurance Company of New York Inc. (now known as SBLI USA Mutual Life Insurance Company, Inc. or SBLI Co.), the Bank restructured its Savings Bank Life Insurance (SBLI) department.

      SBLI Co. was formed in 1999 as a mutual life insurance company under the laws of the State of New York and vested with the assets of the former Savings Bank Life Insurance Departments of various savings banks of the State of New York, including the Bank. In connection with the reorganization of SBLI Co., the Bank transferred the assets of its SBLI department to SBLI Co. and simultaneously entered into a general agency agreement with SBLI Co. whereby the Bank, through its wholly-owned subsidiary, RSB Agency, Inc., continues to sell various insurance products issued by SBLI Co., among other carriers.

      Previously, the Bank engaged in group life insurance coverage per individual under SBLI's Financial Institution Group Life Insurance policy. The SBLI department's activities were segregated from the Bank and, while they did not directly affect the Bank's earnings in a material way, management believed that offering SBLI was beneficial to the Bank's relationship with its depositors and the general public. The SBLI department paid its own expenses and reimbursed the Bank for expenses incurred on its behalf through December 31, 1999.

Subsidiary Activities

      Roslyn National Mortgage Corporation. RNMC, a wholly-owned subsidiary of the Bank, was engaged in the origination, sale and servicing of one- to four-family loans during the period from August 1995 to on or about September 1, 2000. RNMC was formed in connection with the Bank's acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI). During 2000, RNMC discontinued all of its mortgage loan origination and related operations and was divested of its assets relating to that business. Following the completion of activities necessary to fully unwind its previous mortgage lending operations, it is expected that RNMC's only operations will consist of paying the expenses under a certain lease agreement for its headquarters space in Melville, New York and collecting rental income under certain sublease agreements it has made for such space. It is anticipated that the income from such subleases will substantially offset the corresponding rental expense under the paramount lease.

      Roslyn Capital Corp. Roslyn Capital Corp. (RCC) is a subsidiary of the Bank organized on April 1, 1997 for the purpose of investing in mortgage related assets as a real estate investment trust. On that date, the Bank transferred to RCC certain one- to four-family residential mortgage loans, commercial real estate loans and mortgage-backed securities totaling $707.0 million, net, which included certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of RCC. The subsidiary promotes greater retained earnings for the Bank through reduced taxes and thereby serves to strengthen the Bank's capital position from an operational standpoint.

      RSB Agency, Inc. RSB Agency, Inc., a wholly-owned subsidiary of the Bank incorporated in 1983, is engaged in the sale of life insurance and the collection of commissions for previously-issued life insurance policies. RSB Agency, Inc. also is currently active in the sale of annuities and mutual fund products for which it receives commissions from third parties.

      Roosevelt Asset Funding Corp. Roosevelt Asset Funding Corp. (RAFC), a subsidiary of the Bank, is a real estate investment trust which was incorporated in the State of Delaware on April 28, 1997 for the purpose of investment and reinvestment of its assets in real property, interests in real property, mortgage loans secured by real property, interests in mortgage loans secured by real property, leasehold interests in real property and mortgage-backed securities, including collateralized mortgage obligations. The subsidiary promotes greater retained earnings for the Bank through reduced taxes and thereby serves to strengthen the Bank's capital position from an operational standpoint.

      Other Subsidiaries. The Bank has 16 other wholly-owned subsidiaries. BSR 1400 Corp. and 1400 Corp. are periodically used to hold REO. In addition, BSR 1400 Corp. holds Bank facilities and leases thereon. Residential Mortgage Banking, Inc. was established in connection with the transaction between the Bank and RMBI and has been inactive since that time. Anaconda Enterprises, Bellingham Corp., Blizzard Realty Corp., BSR Inc., Old Northern Co. Ltd., Oyster Bay Holding Corporation, Rokings Holding Corporation, Roosevelt Abstract Corp., Roosevelt Land Corp., Roosevelt Service Corporation, Rosouth Holding Corporation, VBF Holding Corporation and 155 East 33rd Street Corp. currently are inactive subsidiaries.

      RBI Holdings, Inc. RBI Holdings, Inc (RBI), a wholly-owned subsidiary of the Holding Company, was established on March 17, 1999. RBI is a 50% joint venture partner in a mortgage brokerage company, Emeritus Mortgage Alliance, which is engaged in the generation of loan commissions from the sale of loans, principally to third parties. Emeritus Mortgage Alliance may, from time to time, sell loans to the Bank or its subsidiaries at market. The mortgage brokerage company does not close loans in its own name and relies on the funding of the purchasing institution.

      RNMC Re, Inc. RNMC Re, Inc. (RRI), a wholly-owned subsidiary of the Holding Company, was established in December 1999. RRI was organized as a captive re-issuance company in the State of Vermont. RRI reinsures mortgage impairment policies underwritten by principal carriers. The subsidiary retains a portion of the risks associated with such policies in consideration of a percentage of the premiums paid. The individual loans covered by these policies were originated by RNMC.

      O.B. Ventures, Inc. O.B. Ventures Inc. (OBV), a wholly-owned subsidiary of the Holding Company, was established on April 11, 2000. OBV is a joint venture partner with The Holiday Organization in The Hamlet at Olde Oyster Bay, L.L.C. The purpose of the joint venture is to develop, construct and sell a 370 unit residential community located in the town of Oyster Bay, New York.

Personnel

      As of December 31, 2000, the Bank had 526 full-time employees and 170 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the NYSBD that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office by the NYSBD after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that is likely to lead to any such proceeding by the Superintendent or the NYSBD against the Bank or any of its Directors or officers. The Superintendent also may take possession of a banking organization under specified statutory criteria.

      Assessments. Savings banks are required to pay assessments to the NYSBD to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $165,000.

FDIC Regulations

      Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      These guidelines divide a savings bank's capital into two tiers. The first tier (Tier I) includes stockholders' equity (excluding net unrealized holding gains and losses on available-for-sale securities, except net unrealized holding losses on equity securities with readily determinable fair values, net of tax), certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (Tier II) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

      In addition, the FDIC regulations prescribe a minimum Tier I leverage ratio (Tier I capital to adjusted total average assets as specified in the regulations) of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

      The following is a summary of the Bank's regulatory capital at December 31, 2000:

            GAAP Capital to Total Assets                6.44 %
            Total Capital to Risk-Weighted Assets      14.84 %
            Tier I Leverage Ratio                       6.66 %

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

      Standards for Safety and Soundness. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the Guidelines) to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

      Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Plan of Conversion also restricts the Bank's payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion. As indicated above, the Bank is also subject to dividend declaration restrictions imposed by New York State law.

Investments and Activities

      The activities of all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited by federal law to those activities of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell life insurance annuities, mutual funds and similar financial products. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) if the institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier I capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 2000, the Bank had $262.0 million of securities which were subject to such grandfathering authority. The Gramm-Leach-Bliley Act of 1999 authorizes state banks that meet certain conditions to invest in "financial subsidiaries" that engage in activities permitted for financial subsidiaries of national banks to conduct, including investment banking.

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

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan to their primary regulator. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

Transactions with Affiliates

      Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate is limited to an amount equal to 10% of such savings bank's capital stock and surplus. There is an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. A Federal statute also requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as or no less favorable to the savings bank, or its subsidiary, as similar transactions with non-affiliated parties.

      Federal law restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, more than 10% of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Loans above certain amounts to directors, executive officers, and stockholders who control more than 10% of a stock savings bank, and their respective related interests, must be approved in advance by a majority of the board of directors of the savings bank. Loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. Under this system the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized, and each category has three supervisory subcategories, or supervisory subgroups. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation conducted by the FDIC, or provided to the FDIC by the institution's primary federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subgroup to which it is assigned. Assessment rates currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank is also required to share with the FDIC-insured institutions payments on financing corporation bonds. Such payments during 2000 approximated 2.07 basis points. The Bank's insurance premiums were $952,000 during fiscal 2000.

      Under the Federal Deposit Insurance (FDI) Act, insurance of an institution's deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily Super NOW, NOW and regular checking accounts). For 2001, the Federal Reserve Board regulations requires that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%, plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Holding Company Regulation

      The Company is regulated as a non-diversified unitary savings and loan holding company under applicable federal law. As such, the Company has registered with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. This authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

      As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The Home Owners' Loan Act (HOLA) limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by multiple savings and loan holding companies. Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in non-financial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that was to acquire the Company.

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

      In order for the Company to continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. In order to qualify as a qualified thrift lender, the Bank must maintain compliance with a Qualified Thrift Lender (QTL) Test. Under the QTL test, a savings institution is required to qualify as a "domestic building loan association" within the meaning of the Internal Revenue Code (the Code) or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage related securities) in at least nine months out of each 12 month period. A holding company of an institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. For the year ended December 31, 2000, the Bank maintained in excess of 78% of its portfolio assets in qualified thrift investments. The Bank met all of the requirements relating to the QTL Test for the year ended December 31, 2000.

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

Federal Securities Laws

      The Company's common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Holding Company, the Bank and their subsidiaries (excluding Roslyn Capital Corp. and Roosevelt Asset Funding Corp.) will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the Internal Revenue Service for the year ended December 31, 1991 which resulted in no change to taxable income.

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

      The 1996 Act. Under the 1996 Act, for tax years beginning after December 31, 1995, the PTI Method was repealed. Additionally, "large banks" (i.e., one with assets having an adjusted basis of more than $500 million), which includes the Bank, are no longer permitted to make additions to its tax bad debt reserve, can only deduct bad debts as they occur and was required to recapture (i.e., include in its taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). For tax years beginning in 1996 and 1997, the recapture requirement was suspended if the principal amount of residential mortgages originated by the Bank during the year was not less than the average of the principal amount of loans made during the six preceding taxable years. As of December 31, 1995, the Bank's tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.0 million.

      Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Holding Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for Federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to that income, is equal to the amount of the distribution. Thus, the Bank makes a non-dividend distribution to the Holding Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for Federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

      Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes a alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent the AMT exceeds the regular tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. For 2000, the Bank does not expect to be subject to the AMT.

      Dividends Received Deduction and Other Matters. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation distributing a dividend.

State and Local Taxation

      New York State Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (a) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (b) the applicable AMT. The AMT is generally the greatest of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to Federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. The Holding Company, the Bank and their subsidiaries (excluding Roslyn Capital Corp., Roosevelt Asset Funding Corp. and RNMC Re, Inc.) file a combined return.

      The New York State Tax Law was amended in 1997 to allow a deduction for net operating losses sustained in tax years beginning on or after January 1, 2001. The deduction may not exceed the allowable federal net operating loss deduction augmented by the excess of the New York State bad debt deduction over the federal bad debt deduction. No carryback of these losses is allowed. However, the losses may be carried forward for the 20 year period allowed under the Internal Revenue Code Section 172.

      The New York State tax law was amended in 1999 to reduce the tax rate on allocated entire net income. For tax years beginning after June 30, 2000 and before July 1, 2001, the tax rate is 8.5%; for tax years beginning after June 30, 2001 and before July 1, 2002, the tax rate is 8%; and for tax years beginning after June 30, 2002, the tax rate is 7.5%.

      The Company does business within the Metropolitan Transportation Business Tax District (the District) which is comprised of the counties of New York, Bronx, Kings, Queens, Richmond, Dutchess, Nassau, Orange, Putnam, Rockland, Suffolk, and Westchester. A tax surcharge is imposed on banking corporations doing business within the District and has been applied since 1982. This district tax rate is 17%. The District tax surcharge is scheduled to expire for tax years ending on or after December 31, 2001. In prior years, the District tax surcharge has been extended before its expiration date. The reduction in the tax rate on allocated entire net income enacted in 1999 will not be reflected in the computation of the District tax surcharge. The surcharge is to be computed as if the tax rate reductions had not occurred.

      The Bank was last audited by the State of New York for the three-year period ended December 31, 1995, which resulted in adjustments which were immaterial to the Bank's financial statements. T R Financial Corp. and subsidiaries is currently under examination by the State of New York for the years ended 1997 and 1998 and for the period ended February 16, 1999 (date of merger). Any adjustments that may occur are not expected to have a material affect on the Bank's financial statements.

      Bad Debt Reserves. For purposes of computing its New York State entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. The allowable deduction is the same as for Federal income tax purposes, prior to the 1996 Act, except that the percentage allowable under the PTI Method was 32% instead of 8%. The New York State tax law was amended in August 1996 to prevent the recapture of tax bad debt reserves that would otherwise occur as a result of the enactment of the 1996 Act. However, the New York State bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of the Federal tax bad debt reserves for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Bank fails to meet the 60% Test, which it presently satisfies. Although there can be no assurance that the Bank will satisfy the 60% Test in the future, management believes that this level of qualifying assets can be maintained by the Bank. Each year the Bank reviews the most favorable method to calculate the deduction attributable to an addition to the tax bad debt reserve.

      City of New York Taxation. The Holding Company, the Bank and their subsidiaries (excluding Roslyn Capital Corp., Roosevelt Asset Funding Corp. and RNMC Re, Inc.) are also subject to a New York City banking corporation tax of 9% on income allocated to New York City calculated in a manner similar to New York State. Income is allocated to New York City based upon three factors: receipts, wages and deposits.

      In March 1997, the New York City tax law was amended, similar to New York State tax law, to prevent the recapture of the tax bad debt reserve that would have otherwise occurred as a result of the enactment of the 1996 Act. The New York City Tax Law was not amended to permit a deduction for net operating losses sustained in taxable years beginning on or after January 1, 2001.

      Delaware Taxation. The Holding Company, as a Delaware Holding Company not earning income in Delaware, is exempted from the corporate income tax. However, the Holding Company is required to file an annual report with and pay an annual franchise tax based on authorized shares to the State of Delaware.

      Roslyn National Mortgage Corporation. RNMC is subject to tax in the various states in which it operated. RNMC is also subject to tax in New York City.

      RNMC Re, Inc. RRI is subject to tax on its premium income in the State of Vermont.

                 EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

      The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Company and the Bank. All executive officers of the Company are also executive officers of the Bank.

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

      John M. Tsimbinos, Chairman of the Board of the Registrant and Vice Chairman of the Board of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Tsimbinos is 63 years of age.

      John R. Bransfield, Jr., Vice Chairman of the Registrant commencing in February 2000, President and Chief Operating Officer of the Bank commencing in February 2000, joined the Bank in 1993 as a Senior Vice President and Senior Lending Officer, became a Director in 1998, and became Senior Executive Vice President and Chief Operating Officer in 1999. Mr. Bransfield is 59 years of age.

      Nancy C. MacKenzie, Executive Vice President and Chief Information Officer of the Bank, joined the Bank in 1976, became Chief Information Officer in 1995, and became Executive Vice President and Chief Information Officer in 1999. Ms. MacKenzie is 47 years of age.

      Daniel L. Murphy, Executive Vice President and Retail Banking Officer of the Bank, joined the Bank in 1978 and became Executive Vice President and Retail Banking Officer in 1999. Mr. Murphy is 41 years of age.

      Michael P. Puorro, Treasurer and Chief Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer of the Bank, joined the Bank in 1992 and became Executive Vice President and Chief Financial Officer in 1999. Mr. Puorro is 41 years of age.

      John L. Klag, Executive Vice President and Investment Officer of the Bank, joined the Bank in 1993 and became Executive Vice President and Investment Officer in 1999. Mr. Klag is 43 years of age.

      R. Patrick Quinn, Corporate Secretary of the Registrant and Executive Vice President, General Counsel and Corporate Secretary of the Bank, joined the Bank in 1999 as General Counsel and Corporate Secretary and became Executive Vice President, General Counsel and Corporate Secretary in January 2001. Mr. Quinn is 39 years of age.

      Mary Ellen McKinley, Executive Vice President and Human Resources Officer of the Bank, joined the Bank in 1994 and became Senior Vice President and Human Resources Officer in 2000 and Executive Vice President and Human Resources Officer in January 2001. Ms. McKinley is 55 years of age.

      Kevin T. Dunne, Senior Vice President and Senior Consumer Lending Officer of the Bank, joined the Bank in 1974 and became Senior Vice President and Senior Consumer Lending Officer in 1999. Mr. Dunne is 45 years of age.

      Ralph E. Caccipuoti, Senior Vice President and Retail Operations Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Retail Operations Officer in 1999. Mr. Caccipuoti is 45 years of age.

      John F. Coffey, Senior Vice President and Senior Commercial Lending Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Commercial Lending Officer in 1999. Mr. Coffey is 54 years of age.

      William A. Walter, Senior Vice President and Assistant Chief Financial Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Assistant Chief Financial Officer in 1999. Mr. Walter is 36 years of age.

      Walter G. Mullins, Senior Vice President and Marketing Officer of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Mullins is 55 years of age.

      Gerard L. Treglia, Senior Vice President and Retail Systems Officer of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Treglia is 51 years of age.

      Russell S. Safirstein, Senior Vice President and Auditor of the Bank, joined the Bank in 1994, and became Senior Vice President and Auditor in January 2001. Mr. Safirstein is 34 years of age.

      Henry F. Chichester, Jr., Senior Vice President and Sales Development Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Sales Development Officer in January 2001. Mr. Chichester is 58 years of age.

Item 2. Properties.
------------------

      The Bank currently conducts its business through one administrative office and 27 banking offices. The following table sets forth the Bank's offices as of December 31, 2000:

                                                     Original
                                      Leased           Year
                                        or           Leased or     Date of Lease
        Location                      Owned          Acquired       Expiration
        ------------------------  --------------  ---------------  -------------

        Administrative Office:

         Jericho Office
         One Jericho Plaza            Leased           1999            2014
         Jericho, NY  11753

        Branch Offices:

         Main Office:
         Roslyn                       Owned            1932             Not
         1400 Old Northern                                          Applicable
         Boulevard
         Roslyn, NY 11576

         Bayshore                     Leased           1999            2009
         130 East Main Street
         Bayshore, NY 11706

         Bayside (1)                  Owned            1969             Not
         224-04 Union Turnpike                                      Applicable
         Bayside, NY 11364

         Bellerose (1)                Owned            1975             Not
         247-53 Jamaica Avenue                                      Applicable
         Bellerose, NY 11426

         Bellmore                     Owned            1972             Not
         2641 Merrick Road                                          Applicable
         Bellmore, NY 11710

         2267 Bellmore Avenue         Leased           2000            2010
         Bellmore, NY 11710

         Brooklyn (1)                 Owned            1920             Not
         1024 Gates Avenue                                          Applicable
         Brooklyn, NY 11221

         2925 Avenue U (1)            Owned            1955             Not
         Brooklyn, NY 11229                                        Applicable

         East Meadow                  Leased           2000            2010
         1900 Hempstead Turnpike
         East Meadow, NY 11554

         East Northport               Owned            1992             Not
         580 Larkfield Road                                         Applicable
         East Northport, NY
         11731

         Farmingdale                  Owned            1968             Not
         14 Conklin Street                                          Applicable
         Farmingdale, NY 11735

                                                     Original
                                      Leased           Year
                                        or           Leased or     Date of Lease
        Location                      Owned          Acquired       Expiration
        ------------------------  --------------  ---------------  -------------

         Forest Hills                 Leased           2000            2010
         107-40 Queens Boulevard
         Forest Hills, NY 11375

         Garden City (1)              Leased           1994            2005
         108-110 Seventh Street
         Garden City, NY 11530

         Hewlett (1)                  Owned            1996             Not
         1280 Broadway                                              Applicable
         Hewlett, NY 11557

         Howard Beach (1) (2)         Owned            1965             Not
         156-02 Cross Bay                                           Applicable
         Boulevard
         Howard Beach, NY  11414

         Huntington Station           Leased           2000            2010
         693 E. Jericho Turnpike
         Huntington Station, NY
         11746

         Lawrence                     Leased           1996            2003
         333 Central Avenue
         Lawrence, NY 11559

         Little Neck (1)              Leased           1971            2002
         254-09 Horace Harding
         Expressway
         Little Neck, NY 11362

         Massapequa (3)               Leased           1996            2014
         6199 Sunrise Highway         /Owned
         Massapequa, NY 11758

         Massapequa Park (1)          Owned            1961             Not
         4848 Merrick Road                                          Applicable
         Massapequa Park, NY
         11762

         Merrick                      Leased           2000            2010
         2111 Merrick Avenue
         Merrick, NY 11566

         New Hyde Park (1)            Owned            1975             Not
         1114 Jericho Turnpike                                      Applicable
         New Hyde Park, NY
         11040

         North Babylon (1)            Owned            1991             Not
         1501 Deer Park Avenue                                      Applicable
         North Babylon, NY
         11703

         Oceanside                    Owned            1998             Not
         3140 Long Beach Road                                       Applicable
         Oceanside, NY 11572

         Smithtown                    Leased           1998            2008
         719 Smithtown Bypass
         Smithtown, NY 11787

                                                     Original
                                      Leased           Year
                                        or           Leased or     Date of Lease
        Location                      Owned          Acquired       Expiration
        ------------------------  --------------  ---------------  -------------

         West Hempstead               Owned            1965             Not
         50 Hempstead Turnpike                                      Applicable
         West Hempstead, NY
         11552

         Woodbury (4)                 Leased           1976            2009
         8081 Jericho Turnpike
         Woodbury, NY 11797

----------
(1) The Bank acquired these former offices of Roosevelt Savings Bank on February 16, 1999.
(2) Includes a leased accommodation facility adjacent to the branch office. The lease on such facility expires December 2001.
(3) The Bank owns the building but leases the minority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of thirty-three (33) years each.
(4) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of twenty (20) years each.

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

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

      None.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

      Information regarding the market for the Company's common equity and related stockholder matters appears in the 2000 Annual Report under the caption "Market Price of Common Stock" and is incorporated herein by this reference. The following schedule summarizes the dividend payment ratio (dividends declared per share/net income per share) for the periods indicated:

                       For the Years Ended December 31,
      -------------------------------------------------------------------
             2000                    1999                    1998
      -------------------      ------------------      ------------------
            42.96%                  190.74%                 58.91%

            On September 26, 2000, the Company entered into the Shareholder Protection Rights Agreement, dated as of September 26, 2000, between the Company and Registrar and Transfer Company, as Rights Agent (the Rights Agreement). Under the Rights Agreement each stockholder of record as of October 10, 2000 received a dividend of one right (Right) for each outstanding share of common stock, par value $0.01 of the Company they own. Each Right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series A Junior Participating Preferred Stock at an exercise price of $75.00, subject to adjustment. The foregoing summary of the Rights Agreement is not complete and is qualified in its entirety by reference to the complete text of such document filed as Exhibit 4.1 to the Form 8-A the Company filed with the SEC on September 29, 2000 and incorporated herein by reference.

Item 6. Selected Financial Data.
-------------------------------

      Information regarding selected financial data appears on page 10 of the 2000 Annual Report under the caption "Selected Consolidated Financial and Other Data of the Company" and is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

      Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 12 through 23 of the 2000 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------------------------------------------------------------------

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Gap Analysis" in the 2000 Annual Report is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

        Information regarding the financial statements and the Independent Auditors' Report appears on pages 25 through 65 of the 2000 Annual Report and is incorporated herein by this reference from Exhibit 13 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.
--------------------------------------------------------

        Information regarding the Directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 under the caption "Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company". Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation.
-------------------------------

        Information regarding executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 under the caption "Executive Compensation," not including the report of the compensation committee, the report of the Audit committee and the stock performance graph. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of the Stockholders to be held on May 23, 2001 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

      Information regarding person or group that may be deemed to be the beneficiary of more than 5% of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement under the caption "Stock Ownership".

      Information regarding security ownership of management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company". Pursuant to General Instructions G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

      Information regarding certain relationships and related transactions is incorporated herein by reference to the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 under the caption "Transactions With Certain Related Persons". Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------

      1.    Financial Statements

            The following consolidated financial statements are included in the Company's Annual Report for the fiscal year ended December 31, 2000 and are incorporated herein by reference:

            Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

            - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

            - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

            - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

            -     Notes to Consolidated Financial Statements

            -     Independent Auditors' Report

            - Selected Quarterly Financial Data (Unaudited) for the Years Ended December 31, 2000 and 1999

            The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

(a) 2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 2000

      On October 12, 2000, the Company filed a Form 8-K to report that it had filed a registration statement on Form 8-A with the Securities and Exchange Commission in connection with its Stockholder Protection Rights Agreement, dated as of September 26, 2000, between the Company and Registrar and Transfer Company as Rights Agent.

(c)   Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
-------

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

3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc./4/

3.3   Second Amended and Restated Bylaws of Roslyn Bancorp, Inc./5/

4.0   Form of Stock Certificate of Roslyn Bancorp, Inc./3/

4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company as Rights Agent /7/

10.1  Employment Agreement between Roslyn Bancorp, Inc. and Joseph L. Mancino/6/

10.2  Employment Agreement between Roslyn Savings Bank and Joseph L. Mancino/6/

10.3 Employment Agreement between Roslyn Bancorp, Inc. and John R. Bransfield, Jr./6/

10.4 Employment Agreement between Roslyn Savings Bank and John R. Bransfield, Jr./6/

10.5  Employment Agreement between Roslyn Bancorp, Inc. and John M. Tsimbinos/6/

10.6  Employment Agreement between Roslyn Savings Bank and John M. Tsimbinos/4/

10.7  The Roslyn Savings Bank Management Supplemental Retirement Plan/4/

10.8  Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan/5/

10.9 Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated as of March 16, 1993./8/

10.10 First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated./9/

10.11 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997./10/

10.12 Benefit Restoration Plan for the Roslyn Savings Bank/11/

11.0 Statement re: Computation of per Share Earnings (incorporated by reference to Note 16 to Notes to Consolidated Statements - Part IV, Item 14).

13.0  2000 Annual Report

21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"

23.0  Consent of KPMG LLP

Notes

1. Incorporated by reference into this document from the Registration Statement on Form S-4, and any amendments thereto, Registration No. 333-67369, filed with the Securities and Exchange Commission on November 16, 1998.
2. Incorporated by reference into this document from the Form 8-K, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on February 18, 1999.
3. Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.
4. Incorporated by reference into this document from the Exhibits to the Company's quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.
5. Incorporated by reference into this document from the Exhibits to the Company's quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on November 12, 1999.
6. Incorporated by reference into this document from the Exhibits filed with the Form 10-K and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange

      Commission on March 31, 1999.
7. Incorporated by reference into this document from the Exhibits filed with the Form 8-A and any amendment, thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.
8. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1993, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 30, 1994.
9. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1995, Commission File No. 0-21386,. Filed with the Securities and Exchange Commission on March 27, 1996 and as amended as of March 29, 1996.
10. Incorporated by reference to the Exhibits to T R Financial Corp.'s definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 19, 1997.
11. Incorporated by reference from the exhibits to the Registration Statement on Form S-1 (Securities and Exchange Commission number 333-10471) and any amendments thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Roslyn Bancorp, Inc.
                        ----------------------------------------
                                    (Registrant)

                        /s/ Joseph L. Mancino                     March 30, 2001
                        ----------------------------------------  --------------
                        Joseph L. Mancino, Vice Chairman of the
                        Board, President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                             TITLE                                 DATE
----                             -----                                 ----

/s/ Joseph L. Mancino            Vice Chairman of the Board,      March 30, 2001
----------------------------     President, & Chief Executive     --------------
    Joseph L. Mancino            Officer


/s/ John M. Tsimbinos            Chairman of the Board            March 30, 2001
----------------------------                                      --------------
    John M. Tsimbinos


/s/ John R. Bransfield, Jr.      Vice Chairman of the Board       March 30, 2001
----------------------------                                      --------------
    John R. Bransfield, Jr.


/s/ Michael P. Puorro            Treasurer & Chief Financial      March 30, 2001
----------------------------     Officer                          --------------
    Michael P. Puorro


/s/ Thomas J. Calabrese, Jr.     Director                         March 30, 2001
----------------------------                                      --------------
    Thomas J. Calabrese, Jr.


/s/ Maureen E. Clancy            Director                         March 30, 2001
----------------------------                                      --------------
    Maureen E. Clancy


/s/ Thomas A. Doherty            Director                         March 30, 2001
----------------------------                                      --------------
    Thomas A. Doherty


/s/ Robert G. Freese             Director                         March 30, 2001
----------------------------                                      --------------
    Robert G. Freese


/s/ Leonard Genovese             Director                         March 30, 2001
----------------------------                                      --------------
    Leonard Genovese

NAME                             TITLE                                  DATE
----                             -----                                  ----


/s/ Dr. Edwin W. Martin, Jr.     Director                         March 30, 2001
----------------------------                                      --------------
    Dr. Edwin W. Martin, Jr.


/s/ Victor C. McCuaig            Director                         March 30, 2001
----------------------------                                      --------------
    Victor C. McCuaig


/s/ A. Gordon Nutt               Director                         March 30, 2001
----------------------------                                      --------------
    A. Gordon Nutt


/s/ James E. Swiggett            Director                         March 30, 2001
----------------------------                                      --------------
    James E. Swiggett


/s/ Spiros J. Voutsinas          Director                         March 30, 2001
----------------------------                                      --------------
    Spiros J. Voutsinas


/s/ Richard C. Webel             Director                         March 30, 2001
----------------------------                                      --------------
    Richard C. Webel