Form 10-Q
period 2001-03-31
ROSLYN BANCORP INC
filed 2001-05-11
CIK 1020828

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from            to
                        Commission file number 0-28886

                             ROSLYN BANCORP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                   11-3333218
   ---------------------------------      --------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  One Jericho Plaza, Jericho, New York                   11753-8905
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                               (516) 942 - 6000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]           No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Classes of Common Stock      Number of Shares Outstanding, May 9, 2001
     -----------------------      -----------------------------------------
          $.01 Par Value                          61,406,253
          --------------                          ----------

                                   FORM 10-Q
                             ROSLYN BANCORP, INC.
                                     INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    Financial Statements - (Unaudited):

           Consolidated Statements of Financial Condition at
              March 31, 2001 and December 31, 2000                                            1

           Consolidated Statements of Income for the three months ended
              March 31, 2001 and 2000                                                         2

           Consolidated Statement of Changes in Stockholders' Equity
              for the three months ended March 31, 2001                                       3

           Consolidated Statements of Cash Flows
              for the three months ended March 31, 2001 and 2000                              4

           Notes to Consolidated Financial Statements                                         5

ITEM 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            10

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk                         20


PART II - OTHER INFORMATION
---------------------------

ITEM 1.    Legal Proceedings                                                                 21

ITEM 2.    Changes in Securities and Use of Proceeds                                         21

ITEM 3.    Defaults Upon Senior Securities                                                   21

ITEM 4.    Submission of Matters to a Vote of Security Holders                               21

ITEM 5.    Other Information                                                                 21

ITEM 6.    Exhibits and Reports on Form 8-K                                                  21

           Signature Page                                                                    23

        Private Securities Litigation Reform Act Safe Harbor Statement

This report, as well as other written or oral communications made from time to time by Roslyn Bancorp, Inc. and subsidiaries (the Company) (including, without limitation, the Company's 2000 Annual Report to Stockholders), may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both a GAAP and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; results of operations from real estate joint ventures; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

We caution you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, retail banking revenues, revenues from sales of non-deposit investment products, origination levels in the Company's mortgage lending businesses and real estate joint venture activities; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                             ROSLYN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                     (In thousands, except share amounts)

                                                                                                  March 31, 2001  December 31, 2000
                                                                                                  --------------  -----------------
                             ASSETS
                             ------
Cash and cash equivalents:
  Cash and cash items                                                                             $        7,910  $           9,868
  Due from banks                                                                                          64,733             53,281
  Money market investments                                                                                16,700             19,800
                                                                                                  --------------  -----------------
    Total cash and cash equivalents                                                                       89,343             82,949
Debt and equity securities available-for-sale, net (securities pledged of $208,950 and
  $322,325 at March 31, 2001 and December 31, 2000, respectively)                                        927,624          1,086,711

Mortgage-backed and mortgage related securities available-for-sale, net (securities pledged of
  $1,580,906 and $1,642,655 at March 31, 2001 and December 31, 2000, respectively)                     2,660,970          2,089,983
                                                                                                  --------------  -----------------
    Total securities available-for-sale, net                                                           3,588,594          3,176,694
Federal Home Loan Bank of New York stock, at cost                                                         90,396             75,246
Loans held-for-sale                                                                                        2,099                822
Loans receivable held for investment, net:
  Real estate loans, net                                                                               3,794,524          3,828,212
  Consumer and other loans, net                                                                          264,404            258,644
                                                                                                  --------------  -----------------
    Total loans receivable held for investment, net                                                    4,058,928          4,086,856
      Allowance for loan losses                                                                          (40,472)           (40,524)
                                                                                                  --------------  -----------------
        Total loans receivable held for investment, net of allowance for loan losses                   4,018,456          4,046,332
Banking house and equipment, net                                                                          30,549             29,419
Accrued interest receivable                                                                               50,131             48,941
Deferred tax asset, net                                                                                   34,464             47,627
Other assets                                                                                             157,288            156,239
                                                                                                  --------------  -----------------
        Total assets                                                                              $    8,061,320  $       7,664,269
                                                                                                  ==============  =================

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
  Liabilities:
    Deposits:
      Savings accounts                                                                            $      840,625  $         832,036
      Certificates of deposit                                                                          2,753,392          2,647,867
      Money market accounts                                                                              262,593            250,668
      Demand deposit accounts                                                                            359,733            346,210
                                                                                                  --------------  -----------------
        Total deposits                                                                                 4,216,343          4,076,781
    Official checks outstanding                                                                           23,725             24,577
    Borrowed funds:
      Reverse-repurchase agreements                                                                    1,726,284          2,072,614
      Other borrowings                                                                                 1,323,410            782,411
                                                                                                  --------------  -----------------
        Total borrowed funds                                                                           3,049,694          2,855,025
    Accrued interest and dividends                                                                        34,022             33,967
    Mortgagors' escrow and security deposits                                                              48,876             33,633
    Accrued taxes payable                                                                                 20,292             16,560
    Accrued expenses and other liabilities                                                                52,617             43,012
                                                                                                  --------------  -----------------
          Total liabilities                                                                            7,445,569          7,083,555
                                                                                                  --------------  -----------------
  Commitments and contingencies
    Stockholders' equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                                -                  -
    Common stock, $0.01 par value, 200,000,000 shares authorized; 79,212,903 shares issued
     and 61,541,133 shares outstanding at March 31, 2001 and December 31, 2000                               792                792
    Additional paid-in-capital                                                                           506,610            506,275
    Retained earnings - partially restricted                                                             540,149            525,784
    Accumulated other comprehensive loss:
      Net unrealized loss on securities available-for-sale, net of tax                                   (26,274)           (44,414)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                                (46,183)           (46,631)
    Unearned common stock held by Stock-Based Incentive Plan (SBIP)                                      (13,959)           (15,708)
    Common stock held by Supplemental Executive Retirement Plan and Trust (SERP), at
      cost (368,720 shares at March 31, 2001 and December 31, 2000)                                       (4,535)            (4,535)
    Treasury stock, at cost (17,303,050 shares at March 31, 2001 and December 31, 2000)                 (340,849)          (340,849)
                                                                                                  --------------  -----------------
      Total stockholders' equity                                                                         615,751            580,714
                                                                                                  --------------  -----------------
          Total liabilities and stockholders' equity                                              $    8,061,320  $       7,664,269
                                                                                                  ==============  =================

         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     2001             2000
                                                                 ------------     -----------
Interest income:
   Federal funds sold and short-term deposits                    $        399     $       233
   Debt and equity securities                                          21,378          14,485
   Mortgage-backed and mortgage related securities                     40,371          47,580
   Real estate loans                                                   71,447          68,304
   Consumer and other loans                                             5,870           4,872
                                                                 ------------     -----------
      Total interest income                                           139,465         135,474
                                                                 ------------     -----------
Interest expense:
   Deposits                                                            46,353          42,424
   Borrowed funds                                                      41,926          40,034
                                                                 ------------     -----------
      Total interest expense                                           88,279          82,458
                                                                 ------------     -----------
Net interest income before provision for loan losses                   51,186          53,016
Provision for loan losses                                                   -               -
                                                                 ------------     -----------
Net interest income after provision for loan losses                    51,186          53,016
                                                                 ------------     -----------
Non-interest income:
   Fees and service charges                                             2,099           1,548
   Net losses on securities                                                 -          (7,784)
   Other non-interest income                                            2,368           2,751
                                                                 ------------     -----------
      Total non-interest income (loss)                                  4,467          (3,485)
                                                                 ------------     -----------
Non-interest expense:
   General and administrative expenses:
      Compensation and employee benefits                               10,029           9,497
      Occupancy and equipment                                           2,859           2,637
      Deposit insurance premiums                                          204             331
      Advertising and promotion                                         1,252             891
      Other non-interest expenses                                       3,674           4,843
                                                                 ------------     -----------
        Total general and administrative expenses                      18,018          18,199
   Amortization of excess of cost over fair value of net
      assets acquired                                                      31             150
   Real estate operations, net                                              9              12
                                                                 ------------     -----------
        Total non-interest expense                                     18,058          18,361
                                                                 ------------     -----------
Income before provision for income taxes                               37,595          31,170
Provision for income taxes                                             12,268           7,676
                                                                 ------------     -----------
Net income                                                       $     25,327     $    23,494
                                                                 ============     ===========

Basic earnings per share                                         $       0.43     $      0.35
                                                                 ============     ===========
Diluted earnings per share                                       $       0.43     $      0.35
                                                                 ============     ===========

         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                (In thousands)

                                                                                                                       Unallocated
                                                                                      Retained        Accumulated        common
                                                                     Additional       earnings-          other            stock
                                                     Common           paid-in-        partially      comprehensive       held by
                                                      stock           capital         restricted     (loss) income         ESOP
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Balance at December 31, 2000                       $        792     $    506,275     $    525,784     $    (44,414)    $    (46,631)
Comprehensive income:
 Net income                                                                                25,327
 Other comprehensive income, net of tax:
   Net unrealized gain on securities,
    net of reclassification adjustment (1) (2)                                                              18,140

  Total comprehensive income

Exercise of stock options and related tax benefit                                            (913)
Allocation of ESOP stock                                                     248                                                448
Amortization of SBIP stock awards                                                            (324)
Distribution of ESOP stock                                                    87
Cash dividends declared on common stock                                                    (9,725)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Balance at March 31, 2001                          $        792     $    506,610     $    540,149     $    (26,274)    $    (46,183)
                                                 ===============  ===============  ===============  ===============  ===============

                                                   Unallocated
                                                     common
                                                      stock           Common           Treasury         Total
                                                     held by       stock held by        stock,       stockholders'
                                                       SBIP        SERP, at cost       at cost         equity
                                                 ---------------  ---------------  ---------------  ---------------
Balance at December 31, 2000                       $    (15,708)    $     (4,535)    $   (340,849)    $    580,714
Comprehensive income:
 Net income                                                                                                 25,327
 Other comprehensive income, net of tax:
   Net unrealized gain on securities,
    net of reclassification adjustment (1) (2)                                                              18,140
                                                                                                    ---------------
  Total comprehensive income                                                                                43,467
                                                                                                    ---------------
Exercise of stock options and related tax benefit                                                             (913)
Allocation of ESOP stock                                                                                       696
Amortization of SBIP stock awards                         1,749                                              1,425
Distribution of ESOP stock                                                                                      87
Cash dividends declared on common stock                                                                     (9,725)
                                                 ---------------  ---------------  ---------------  ---------------
Balance at March 31, 2001                          $    (13,959)    $     (4,535)    $   (340,849)    $     615,751
                                                 ===============  ===============  ===============  ===============
(1)  Disclosure of reclassification amount, net of tax, for the three months ended March 31, 2001:

     Net unrealized appreciation arising during the period, net of tax                              $      18,140
     Less: Reclassification adjustment for net gains (losses) included in net
     income, net of tax                                                                                         -
                                                                                                    -------------
     Net unrealized gain on securities, net of tax                                                  $      18,140
                                                                                                    =============

(2) The deferred tax expense relating to the net unrealized appreciation arising during the three months ended March 31, 2001 was $13.2 million.

(3)  Disclosure of total comprehensive income at March 31, 2000:

     Net income for the three months ended March 31, 2000                                           $      23,494
     Other comprehensive income, net of tax:
         Net unrealized gain on securities, net of reclassification adjustment                              7,141
                                                                                                    -------------
     Total comprehensive income for the three months ended March 31, 2000                           $      30,635
                                                                                                    =============

         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                               ------------------------------------
                                                                                                    2001                 2000
                                                                                               ---------------      ---------------
Cash flows from operating activities:
Net income                                                                                      $      25,327       $       23,494
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for real estate owned losses                                                                  -                   12
    Amortization of excess of cost over fair value of net assets acquired                                  31                  150
    Depreciation and amortization                                                                         851                  912
    Amortization of premiums (less than) in excess of accretion of discounts                           (7,149)               3,617
    ESOP and SBIP expense, net                                                                          2,121                1,899
    Originations of loans held-for-sale, net of sales and securitizations                              (1,226)              34,570
    Gains on sales of loans                                                                               (51)              (2,438)
    Net losses on securities                                                                                -                7,784
    Net gains on sales of real estate owned                                                                (4)                   -
    Gain on sales of fixed assets                                                                          (3)                   -
    Restructuring charges                                                                                  24                    -
    Income taxes deferred and tax benefits attributable to stock plans                                    530                  702
    Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                                             (1,190)               1,119
        Increase in other assets                                                                       (1,152)             (11,297)
        Decrease in official checks outstanding                                                          (852)              (6,701)
        Increase in accrued interest and dividends                                                         55                2,056
        Increase in accrued taxes payable                                                               3,732                4,512
        Increase (decrease) in accrued expenses and other liabilities                                   9,692               (5,105)
        Net increase in deferred items                                                                   (209)              (1,481)
        Increase in other, net                                                                              -                    6
                                                                                               ---------------      ---------------
           Net cash provided by operating activities                                                   30,527               53,811
                                                                                               ---------------      ---------------
Cash flows from investing activities:
    Purchases of Federal Home Loan Bank capital stock                                                 (15,150)             (13,375)
    Proceeds from sales and repayments of securities available-for-sale                               551,285              463,949
    Purchases of securities available-for-sale                                                       (924,732)             (82,944)
    Loan originations and purchases net of principal repayments                                        27,935             (122,616)
    Proceeds from sales of loans held for investment                                                        -                9,868
    Purchases of banking house and equipment, net                                                      (1,978)              (2,426)
    Proceeds from sales of real estate owned                                                              202                    -
                                                                                               ---------------      ---------------
           Net cash (used in) provided by investing activities                                       (362,438)             252,456
                                                                                               ---------------      ---------------
Cash flows from financing activities:
    Increase in demand deposit, money market and savings accounts                                      34,037               17,983
    Increase (decrease) in certificates of deposit                                                    105,525              (48,927)
    Increase (decrease) in short-term borrowed funds                                                  376,670             (137,754)
    Decrease in long-term borrowed funds                                                             (182,001)            (118,254)
    Increase in mortgagors' escrow and security deposits                                               15,243               12,272
    Net cash used in exercise of stock options                                                         (1,444)              (2,077)
    Cash dividends paid on common stock                                                                (9,725)              (9,544)
    Cost to repurchase treasury stock                                                                       -              (49,503)
    Cost to repurchase common stock for SERP                                                                -                 (581)
                                                                                               ---------------      ---------------
           Net cash provided by (used in) financing activities                                        338,305             (336,385)
                                                                                               ---------------      ---------------
    Net increase (decrease) in cash and cash equivalents                                                6,394              (30,118)
    Cash and cash equivalents at beginning of period                                                   82,949               78,849
                                                                                               ---------------      ---------------
    Cash and cash equivalents at end of period                                                  $      89,343        $      48,731
                                                                                               ===============      ===============
    Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest on deposits and borrowed funds                                                 $      88,224        $      80,402
                                                                                               ===============      ===============
        Income taxes                                                                            $       8,996        $       2,458
                                                                                               ===============      ===============
    Non-cash investing activities:
        Additions to real estate owned                                                          $         150        $         340
                                                                                               ===============      ===============

         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Roslyn Bancorp, Inc. and its wholly-owned subsidiaries (collectively, the Company). Roslyn Bancorp, Inc. is the holding company for The Roslyn Savings Bank and its subsidiaries (collectively, the Bank).

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the
SEC).

When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2.   RESTRUCTURING CHARGE

On August 28, 2000, the Company announced strategic initiatives and plans to discontinue the residential mortgage banking business conducted through its subsidiary, Roslyn National Mortgage Corporation (RNMC). In connection with this strategy, the Bank entered into a letter of intent for the sale of part of the residential loan origination capabilities of RNMC and divestiture of its remaining assets.

The divestiture of RNMC included, among other things, the termination of employees, disposal of the net assets of the Company and the cancellation of contracts. The Company has recognized as liabilities only those items that qualify for recognition under the consensus reached on Issue No. 94-3 by the Emerging Issues Task Force (EITF), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)."

The Company has recorded all direct costs related to the RNMC divestiture as liabilities and the total pre-tax charge of $12.0 million has been classified as a restructuring charge in the Company's consolidated statement of income for the year ended December 31, 2000. The Company has a remaining unpaid accrued restructuring charge balance at March 31, 2001 and December 31, 2000 of $532,000 and $1.1 million, respectively, that is comprised primarily of unpaid employment contracts. It is anticipated that these amounts will be disbursed during the second quarter of 2001.

3.   EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended March 31, 2001 and 2000, compensation expense attributable to the ESOP was approximately $696,000 and $483,000, respectively. In connection with the merger with T R Financial Corp. on February 16, 1999, the associated merger related costs included a $24.6 million charge relating to the allocation of ESOP shares to the former employees of T R Financial Corp. This transaction represents a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering. At March 31,

2001, $212,000 of merger related costs pertaining to the termination of the T R Financial Corp. ESOP remains in other liabilities in the accompanying consolidated statements of financial condition.

4.   STOCK-BASED INCENTIVE PLAN

During the three months ended March 31, 2001, the Company granted stock awards of 10,000 shares. These awards vest over five years on the anniversary dates of the awards. During the three months ended March 31, 2001, awards relating to 268 shares were forfeited. For both the three months ended March 31, 2001 and 2000, compensation expense attributable to the stock-based incentive plan was $1.4 million.

During the three months ended March 31, 2001, the Company granted stock options to purchase 15,000 shares of the Company's common stock, with exercise prices ranging from $23.50 to $25.06 per share. These awards vest over five years on the anniversary dates of the awards. Additionally, options to purchase 4,700 shares of the Company's common stock were forfeited and options to purchase 112,165 shares were exercised during the three months ended March 31, 2001. The total number of outstanding stock options at March 31, 2001 was 5,279,015.

5.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and which disclosures have been incorporated into our consolidated financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No.140.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement amends and supersedes certain paragraphs of SFAS No. 133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

6.   RECENT DEVELOPMENTS

On March 2, 2001, the Company announced that the Company's Board of Directors declared a quarterly dividend of $0.165 per common share. The dividend was paid on March 13, 2001 to shareholders of record as of March 5, 2001.

7.   DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, of the Company at March 31, 2001 and December 31, 2000:

                                                                           March 31, 2001                  December 31, 2000
                                                                   -------------------------------   ------------------------------
                                                                                       Estimated                         Estimated
                                                                     Amortized            Fair         Amortized            Fair
                                                                        Cost             Value            Cost             Value
                                                                   -------------     -------------   -------------     ------------
                                                                                             (In thousands)
Available-for-sale:
  Debt securities:
    United States  Government - direct and guaranteed, net         $      26,024     $      26,261   $      41,055     $      41,328
    United States Government agencies, net                               481,427           481,349         666,285           665,551
    State, county and municipal, net                                       4,465             4,800           4,463             4,865
                                                                   -------------     -------------   -------------     -------------
      Total debt securities, net                                         511,916           512,410         711,803           711,744
                                                                   -------------     -------------   -------------     -------------
  Equity securities:
    Preferred and common stock                                           201,714           182,892         201,721           183,044
    Trust preferreds, net                                                249,994           223,832         218,951           182,385
    Other                                                                  9,047             8,490           9,040             9,538
                                                                   -------------     -------------   -------------     -------------
      Total equity securities, net                                       460,755           415,214         429,712           374,967
                                                                   -------------     -------------   -------------     -------------
      Total debt and equity securities, net                              972,671           927,624       1,141,515         1,086,711
                                                                   -------------     -------------   -------------     -------------

  Mortgage-backed and mortgage related securities, net:
    FNMA pass-through securities, net                                     63,622            64,983         140,561           141,301
    GNMA pass-through securities, net                                    511,098           513,381         543,227           545,528
    FHLMC pass-through securities, net                                   133,378           136,446         140,187           143,851
    GNMA adjustable-rate mortgage pass-through securities, net           201,133           204,426         175,253           177,281
    Whole loan private collateralized mortgage obligations, net          566,135           569,493         227,450           227,107
    Agency collateralized mortgage obligations, net                    1,185,897         1,172,241         885,145           854,915
                                                                   -------------     -------------   -------------     -------------
      Total mortgage-backed and mortgage related securities, net       2,661,263         2,660,970       2,111,823         2,089,983
                                                                   -------------     -------------   -------------     -------------
      Total securities available-for-sale, net                     $   3,633,934     $   3,588,594   $   3,253,338     $   3,176,694
                                                                   =============     =============   =============     =============

8.   LOANS RECEIVABLE, NET

Loans receivable, net, at March 31, 2001 and December 31, 2000 consist of the following:

                                                          March 31, 2001       December 31, 2000
                                                       -------------------    -------------------
                                                                     (In thousands)
Loans held-for-sale:
    One- to four-family loans                          $             1,848    $                 -
    Student loans                                                      251                    822
                                                       -------------------    -------------------
        Total loans held-for-sale                      $             2,099    $               822
                                                       ===================    ===================

Loans receivable held for investment, net:
  Real estate loans:
    One -to four-family                                $         2,924,130    $         3,046,228
    Multi-family                                                   119,560                102,824
    Commercial real estate                                         559,250                523,028
    Construction and development                                   174,558                138,205
                                                       -------------------    -------------------
        Total real estate loans                                  3,777,498              3,810,285
    Net unamortized discount and deferred income                    (2,176)                (2,364)
    Net deferred loan origination costs                             19,202                 20,291
                                                       -------------------    -------------------
        Total real estate loans, net                             3,794,524              3,828,212

 Consumer loans and other, net:
    Consumer and other                                              48,413                 38,173
    Home equity and second mortgage                                151,712                153,239
    Automobile leases                                               62,737                 65,627
                                                       -------------------    -------------------
        Total consumer and other loans                             262,862                257,039
    Net deferred loan origination costs                              1,542                  1,605
                                                       -------------------    -------------------
        Total consumer and other loans, net                        264,404                258,644
                                                       -------------------    -------------------
 Allowance for loan losses                                         (40,472)               (40,524)
                                                       -------------------    -------------------
        Loans receivable held for investment, net      $         4,018,456    $         4,046,332
                                                       ===================    ===================

9.   ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned, net at the dates indicated. It is the Bank's general policy to discontinue accruing interest on all loans which are more than 90 days past due, or when in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

                                                                            At March 31, 2001    At December 31, 2000
                                                                           -------------------   --------------------
                                                                                         (In thousands)
     Non-accrual loans:
         One- to four-family                                               $             8,820   $              8,859
         Commercial real estate                                                            593                    830
         Home equity                                                                       101                     74
         Consumer                                                                           44                     17
                                                                           -------------------   --------------------
             Total non-accrual loans                                                     9,558                  9,780
     Loans contractually past due 90 days or more and still accruing                         -                      -
                                                                           -------------------   --------------------
             Total non-performing loans                                                  9,558                  9,780
     Real estate owned, net of allowance                                                   245                    293
                                                                           -------------------   --------------------
             Total non-performing assets                                   $             9,803   $             10,073
                                                                           ===================   ====================

Allowance for loan losses as a percent of loans (1)                                1.00 %               0.99 %

Allowance for loan losses as a percent of total
  non-performing loans                                                           423.44 %             414.36 %

Non-performing loans as a percent of loans (1)                                     0.24 %               0.24 %

Non-performing assets as a percent of total assets                                 0.12 %               0.13 %

 (1) Loans include loans receivable held for investment, net, excluding the allowance for loan losses.

Loans in arrears three months or more were as follows at:

                                                                    Amount          Percent of Loans
                                                                    ------          ----------------
                                                            (Dollars in thousands)
               March 31, 2001                                      $ 9,558                0.24%
                                                                   =======                =====
               December 31, 2000                                   $ 9,780                0.24%
                                                                   =======                =====
               December 31, 1999                                   $18,963                0.49%
                                                                   =======                =====

All restructured loans have complied with the terms of their restructuring agreement for a satisfactory period of time as of March 31, 2001 and December 31, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank, a New York State chartered stock savings bank, and its subsidiaries (collectively, the Bank). While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. and its subsidiaries (collectively, the Company), this discussion principally reflects the Bank's activities.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total assets at March 31, 2001 were $8.06 billion, an increase of $397.1 million, or 5.2%, from $7.66 billion at December 31, 2000. This increase primarily was due to an increase in the mortgage-backed and mortgage related securities portfolio, partially offset by a decrease in the debt and equity securities portfolio and total loans, net. Mortgage-backed and mortgage related securities increased $571.0 million, or 27.3%, from $2.09 billion at December 31, 2000 to $2.66 billion at March 31, 2001. The increase in these securities was primarily due to management's strategy of deploying proceeds from deposits, borrowings and principal repayments of debt securities into mortgage-backed and mortgage related securities. Debt and equity securities, net, decreased $159.1 million, or 14.6%, to $927.6 million at March 31, 2001, as compared to $1.09 billion at December 31, 2000. Total loans, net of unearned income, decreased $26.7 million, or 0.7%, to $4.06 billion at March 31, 2001, as compared to $4.09 billion at December 31, 2000. The decrease in total loans, net of unearned income, is primarily due to principal repayments and sales of loans of $187.8 million for the three months ended March 31, 2001, offset by loan originations of $161.0 million for the three months ended March 31, 2001.

Total liabilities at March 31, 2001 were $7.45 billion, an increase of $362.0 million, or 5.1%, from $7.08 billion at December 31, 2000. The increase in total liabilities principally was due to an increase in total deposits and borrowed funds. Total deposits increased $139.6 million, or 3.4%, from $4.08 billion at December 31, 2000 to $4.22 billion at March 31, 2001. The increase in deposits partially reflects the Bank's continued emphasis on attracting core deposits through new product offerings and de novo branches. Core deposits increased $34.0 million, or 2.4%, from $1.43 billion at December 31, 2000 to $1.46 billion at March 31, 2001. Certificates of deposit also increased $105.5 million, or 4.0%, from $2.65 billion at December 31, 2000 to $2.75 billion at March 31, 2001. Borrowed funds increased $194.7 million, or 6.8%, from $2.86 billion at December 31, 2000 to $3.05 billion at March 31, 2001. The Company utilizes borrowings, primarily in the form of reverse-repurchase agreements and Federal Home Loan Bank (FHLB) borrowings, to fund and sustain asset growth.

Total stockholders' equity increased $35.1 million, or 6.0%, to $615.8 million at March 31, 2001 from $580.7 million at December 31, 2000. The increase was due to net income for the three months ended March 31, 2001 of $25.3 million, the effect of the distribution of ESOP stock of $87,000, amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans of $2.1 million and a decrease of $18.1 million in the net unrealized loss on securities available-for-sale from December 31, 2000. Items that offset these increases were dividends paid of $9.7 million and the $913,000 effect of stock options exercised for the three months ended March 31, 2001.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company's consolidated average statements of financial condition and the Company's average yields on interest-earning assets and average costs of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances and include non-performing loans. The yields and costs include fees that are considered adjustments to yields and costs.

                                                                   For the Three Months Ended March 31,
                                                  ----------------------------------------------------------------------------
                                                                 2001                                    2000
                                                  ----------------------------------       -----------------------------------
                                                                            Average                                   Average
                                                   Average                   Yield/         Average                    Yield/
                                                   Balance     Interest       Cost          Balance      Interest       Cost
                                                 ----------   ----------   ----------      ----------   ----------   ---------
                                                                          (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold and short-term deposits    $   28,316   $      399         5.64  %   $   16,665   $      233        5.59  %
   Debt and equity securities, net                1,044,691       21,378         8.19         815,488       14,485        7.10
   Mortgage-backed and mortgage
     related securities, net                      2,359,873       40,371         6.84       2,781,299       47,580        6.84
   Real estate loans, net                         3,777,412       71,447         7.57       3,659,786       68,304        7.47
   Consumer and other loans, net                    285,584        5,870         8.22         245,884        4,872        7.93
                                                 ----------   ----------                   ----------   ----------
          Total interest-earning assets           7,495,876      139,465         7.44       7,519,122      135,474        7.21
                                                              ----------                                ----------
Non-interest-earning assets (1)                     236,647                                    51,424
                                                 ----------                                ----------
Total assets                                     $7,732,523                                $7,570,546
                                                 ==========                                ==========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                         $  262,963        2,714         4.13      $  241,283        2,537        4.21
   Savings accounts                                 872,139        3,876         1.78         958,237        4,652        1.94
   Super NOW and NOW accounts                       197,614          821         1.66         142,405          689        1.94
   Certificates of deposit                        2,685,537       38,942         5.80       2,575,640       34,546        5.37
                                                 ----------   ----------                   ----------   ----------
          Total interest-bearing deposits         4,018,253       46,353         4.61       3,917,565       42,424        4.33
   Borrowed funds                                 2,861,914       41,926         5.86       2,761,142       40,034        5.80
                                                 ----------   ----------                   ----------   ----------
          Total interest-bearing liabilities      6,880,167       88,279         5.13       6,678,707       82,458        4.94
                                                              ----------                                ----------
Non-interest-bearing liabilities                    250,155                                   284,132
                                                 ----------                                ----------
Total liabilities                                 7,130,322                                 6,962,839
Stockholders' equity                                602,201                                   607,707
                                                 ----------                                ----------
Total liabilities and stockholders' equity       $7,732,523                                $7,570,546
                                                 ==========                                ==========

Net interest income/interest rate spread (1) (2)              $   51,186         2.31  %                $   53,016        2.27  %
                                                              ==========   ==========                   ==========   =========

Net interest margin (1) (2)                                                      2.73  %                                  2.82  %
                                                                           ==========                                =========

Ratio of interest-earning assets to
  interest-bearing liabilities (1)                                             108.95  %                                112.58  %
                                                                           ==========                                =========

_________________________________
(1) Included in non-interest-earning assets for the three months ended March 31, 2001 is Bank Owned Life Insurance (BOLI) with an average balance of $105.4 million and income of $1.9 million. The result of reclassifying the BOLI asset into interest-earning assets and the associated income from other income to interest income for the three months ending March 31, 2001 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.31%, 2.79% and 110.48%, respectively.
(2) On a tax equivalent basis, inclusive of BOLI, the net interest spread and margin for the quarters ended March 31, 2001 and 2000 were 2.54% and 3.02%, and 2.43% and 2.98%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

General

The Company reported net income of $25.3 million, or basic and diluted earnings per share of $0.43, for the quarter ended March 31, 2001, compared to $23.5 million, or basic and diluted earnings per share of $0.35 for the comparable prior year period.

Interest Income

Interest income for the quarter ended March 31, 2001 increased $4.0 million, or 2.9%, to $139.5 million from $135.5 million for the quarter ended March 31, 2000. The increase was primarily the result of an increase in the average yield on total interest-earning assets from 7.21% for the quarter ended March 31, 2000 to 7.44% for the 2001 comparable quarter. The increase in yield was offset by a decrease in average interest-earning assets of $23.2 million to $7.50 billion for the quarter ended March 31, 2001 as compared to $7.52 billion in the comparable quarter of 2000. The decrease in average interest-earning assets was attributable to a $421.4 million decrease in average balance of mortgage-backed and mortgage related securities, net. Partially offsetting this decrease were increases in the average balance of real estate loans, net, of $117.6 million, the average balance of debt and equity securities, net, of $229.2 million and the average balance of consumer and other loans, net, of $39.7 million from the March 31, 2000 period.

Interest income on mortgage-backed and mortgage related securities, net, decreased $7.2 million, or 15.2%, to $40.4 million for the three months ended March 31, 2001 from $47.6 million for the same period in 2000. The decrease was principally the result of a reduction in the average balance of mortgage-backed and mortgage related securities, net, from $2.78 billion for the three months ended March 31, 2000 to $2.36 billion for the three months ended March 31, 2001. This decrease primarily was due to management's strategy of repositioning the securities portfolio during 2000 by selling $619.2 million of lower yielding mortgage-backed and mortgage related securities. The decrease in the average balance was offset by the sustained average yield on mortgage-backed and mortgage related securities, net, of 6.84% for the three months ended March 31, 2000 and 2001.

Interest income on real estate loans, net, increased $3.1 million, or 4.6%, to $71.4 million for the three months ended March 31, 2001 from $68.3 million for the same period in 2000. The increase was a result of the growth in the average balance of real estate loans, net, outstanding from $3.66 billion for the quarter ended March 31, 2000 to $3.78 billion for the quarter ended March 31, 2001. This increase was due partially to $296.0 million in construction and commercial real estate loan originations over the 12 month period following March 31, 2000. The increase was also the result of a 10 basis point increase in the average yield on real estate loans from 7.47% for the three months ended March 31, 2000 to 7.57% for the same period in 2001. The increase in the yield was principally due to the effect of the change in the portfolio mix toward higher yielding commercial real estate, construction and development and multi-family loans.

Interest income on debt and equity securities, net, increased $6.9 million, or 47.6%, to $21.4 million for the three months ended March 31, 2001 from $14.5 million for the same period in 2000. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $229.2 million, or 28.1%, from $815.5 million for the three months ended March 31, 2000 to $1.04 billion for the three months ended March 31, 2001. In addition to the increase in the average balance of debt and equity securities, net, the average yield on such securities increased 109 basis points from 7.10% for the quarter ended March 31, 2000 to 8.19% for the same period in 2001.

Interest income on consumer and other loans, net, increased $1.0 million, or 20.5%, to $5.9 million for the three months ended March 31, 2001 from $4.9 million for the same period in 2000. This increase partially was the result of a 29 basis point increase in the average yield on consumer and other loans, net, from 7.93% for the three months ended March 31, 2000 to 8.22% for the same period in 2001. The increase in average yield was principally due to upward repricing of consumer loan products during the rising interest rate environment during the later part of 2000. This increase also relates to a $39.7 million, or 16.1%, increase in the average balance of consumer and other loans, net, outstanding from $245.9 million for the three months ended March 31, 2000 to $285.6 million for the three months ended March 31, 2001.

Interest Expense

Interest expense for the three months ended March 31, 2001 was $88.3 million, compared to $82.5 million for the three months ended March 31, 2000, an increase of $5.8 million, or 7.1%. The increase in interest expense was the result of a 19 basis point increase in the average cost of interest-bearing liabilities and by a $201.5 million, or 3.0%, increase in the average balance of interest-bearing liabilities from $6.68 billion for the quarter ended March 31, 2000 to $6.88 billion for the quarter ended March 31, 2001. The increase in interest-bearing liabilities reflects a $100.7 million increase in the average balance of interest-bearing deposits and a $100.8 million increase in the average balance of borrowed funds as compared to the prior year quarter.

Interest expense on interest-bearing deposits for the three months ended March 31, 2001 increased $4.0 million, or 9.3%, to $46.4 million from $42.4 million for the corresponding 2000 period. This increase was primarily due to a 28 basis point increase in the rate paid on interest-bearing deposits from 4.33% for the three months ended March 31, 2000 to 4.61% for the corresponding period in 2001. Contributing to this increase was a $21.7 million increase in average balance of money market accounts, an increase in the average balance of Super NOW and NOW accounts of $55.2 million and an increase in the average balance of certificates of deposits of $109.9 million for the three months ended March 31, 2001 from the corresponding period in 2000. Partially offsetting these increases was a decrease in the average balance of savings accounts of $86.1 million. The increase in average money market, Super NOW and NOW accounts principally was achieved by introducing new deposit products and the continued growth in deposits from the 1999 and 2000 de novo branches.

The average balance of borrowed funds increased $100.8 million, or 3.6%, from $2.76 billion for the three months ended March 31, 2000 to $2.86 billion for the three months ended March 31, 2001. This increase, combined with a 6 basis point increase in the average cost, resulted in a $1.9 million, or 4.7%, increase in interest expense on borrowed funds, from $40.0 million for the quarter ended March 31, 2000 to $41.9 million for the quarter ended March 31, 2001.

Net Interest Income

Net interest income before provision for loan losses was $51.2 million for the three months ended March 31, 2001, as compared to $53.0 million for the three months ended March 31, 2000, a decrease of $1.8 million, or 3.5%. The decrease in net interest income reflects the impact of the higher interest rate environment experienced during 2000. The interest rate spread and margin for the three months ended March 31, 2001 was 2.31% and 2.73%, respectively, and 2.27% and 2.82%, respectively, for the same period in 2000.

Included in non-interest-earning assets for the three month period ending March 31, 2001 is the Company's investment in BOLI with an average balance of $105.4 million and an average pre-tax yield of 7.03%. The BOLI investment generated $1.9 million of non-interest income during the three months ended March 31, 2001. The effect of reclassifying BOLI to an interest-earning asset and the related income to interest income for the three months ended March 31, 2001 would result in a net interest rate spread of 2.31%, a net interest margin of 2.79% and a ratio of interest-earning assets to interest-bearing liabilities of 110.48%.

Provision for Loan Losses

The Company had no provision for loan losses for the three months ended March 31, 2001 and 2000. The lack of a provision for loan losses for the three months ended March 31, 2001 and 2000 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. At March 31, 2001 and December 31, 2000 the allowance for loan losses amounted to $40.5 million. The ratio of such allowance to total non-performing loans was 423.44% at March 31, 2001, as compared to 414.36% at December 31, 2000.

The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans, or when otherwise deemed necessary, and primarily encompass multi-family, commercial real estate and construction and development loans. The result of these analyses is the allocation of the overall allowance to specific allowances for individual loans considered impaired and non-impaired.

The loan pool analyses are performed on the balance of the Company's loan portfolio, primarily consisting of one- to four-family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgage loans; residential construction loans; commercial construction loans, etc. For each such defined pool there is a set of sub-pools based upon delinquency status, including: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter two sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowances necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosures proceedings in the Company's lending areas. Management continues to believe the Company's reported allowance for loan losses is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Non-Interest Income

Non-interest income increased $8.0 million, or 228.2%, from a $3.5 million loss for the quarter ended March 31, 2000 to income of $4.5 million for the same quarter in 2001. The increase reflects the effect of a net loss on securities of $7.8 million in the prior year quarter, due to management's strategy of repositioning its securities portfolio through the sale of $281.2 million of securities. No such losses were incurred during the 2001 quarter. Additionally, non-interest income increased due to an increase in fees and service charges of $551,000 during the quarter ended March 31, 2001. The increase in fees and service charges was attributable to a rise in fee income and service charges, reflecting the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. In addition, income from BOLI of $1.9 million is reflected in other non-interest income for the quarter ended March 31, 2001. The current year quarter also reflects the decrease in mortgage banking operations of $2.5 million, due to the divestiture of RNMC.

Non-Interest Expense

Non-interest expense totaled $18.1 million for the quarter ended March 31, 2001, as compared to $18.4 million for the same period in 2000. This decrease in non-interest expense of $303,000, or 1.7%, for the three months ended March 31, 2001 primarily was attributable to the divestiture of RNMC.

General and administrative expenses for the quarter ended March 31, 2001 decreased $181,000, or 1.0%, to $18.0 million from $18.2 million for the quarter ended March 31, 2000. The decrease in general and administrative expenses was primarily due to the decrease in other non-interest expenses of $1.2 million. This decrease was partially offset by an increase in compensation and employee benefit costs of $532,000, a $222,000 increase in occupancy and equipment expense and an increase in advertising and promotion expense of $361,000.

The decrease in other non-interest expenses of $1.2 million was primarily due to decreased professional fees, as well as decreased operational and loan processing expenses related to the discontinuation of residential mortgage lending operations conducted by RNMC. The increase in compensation and employee benefit expense represents an increase in employee benefit plan expenses partially offset by a reduction in salary and commissions concurrent with the divestiture of RNMC. The increase in occupancy and equipment expense relates to the operation of the late fourth quarter 2000 de novo branches and the Company's Jericho, New York headquarters for a full quarter in 2001. The increase in advertising and promotion expense was due to the Bank's high performance checking campaign.

Income Taxes

The provision for income taxes increased $4.6 million, from $7.7 million recorded during the quarter ended March 31, 2000 to $12.3 million recorded during the quarter ended March 31, 2001. The increase was attributable to the increase in income before income taxes of $6.4 million in the current period as compared to the same prior year period and a $2.3 million first quarter 2000 tax benefit related to The Roslyn Savings Foundation. Additionally, the tax provision for the quarter ended March 31, 2001 reflects the effect of a full quarter of the Bank's investment in BOLI.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, reverse-repurchase agreements, FHLB borrowings and proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities generally are predictable sources of funds, deposit outflows, prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the first three months of 2001 the Bank originated $12.5 million of one- to four-family loans as compared to $243.3 million for the same three month period of 2000. This decrease was primarily due to the divestiture of RNMC. In addition, during the three months ended March 31, 2001 the Bank originated $120.1 million of construction, multi-family and commercial real estate loans as compared with $46.0 million in the comparable 2000 period. Purchases of securities available-for-sale totaled $924.7 million and $82.9 million during the three months ended March 31, 2001 and 2000, respectively. In addition to the above investing activities, the Company, during the second quarter of 2000, made a $100.0 million BOLI investment and during the third quarter 2000 invested $25.0 million in a joint venture for the development of a residential community in Oyster Bay, New York.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements and FHLB borrowings. At March 31, 2001 the Company had $3.05 billion in borrowings outstanding as compared to $2.86 billion at December 31, 2000.

The Company's most liquid assets are cash and cash equivalents, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period.

Management of Interest Rate Risk

The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position on a monthly basis. The Company's Board of Directors has established an Asset/Liability Committee comprised of the Company's senior management. Senior management is responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio of investments, loans and financial liabilities and the effect that changes in interest rates will have on the Company's portfolio and exposure limits.

The Company has utilized the following strategies to manage interest rate risk:
(i) increasing low-cost core deposits through expanded product offerings and branch network; (ii) focusing on higher margin business lines by expanding construction, commercial real estate, multi-family and consumer lending and business banking; and (iii) utilization of short- and medium-term borrowings and deposits to support asset growth while maintaining market spreads. In addition, during the third quarter of 2000 the Company announced strategic initiatives to de-emphasize residential mortgage lending through the divestiture of its mortgage banking subsidiary. Management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2001, the Company's one-year gap position was negative 8.48%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets, as opposed to if it had a positive gap. Accordingly, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. The Company's March 31, 2001 cumulative one-year gap position reflects the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If those available-for-sale securities at March 31, 2001 were classified within the one-year maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $1.4 billion, representing a positive cumulative one-year gap position of 18.11%. Available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001 that are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2001 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 6% to 30% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 10% and 40% annually, dependent upon the security type and pass-through rate. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $511.4 million of callable securities at their estimated fair value, classified according to their callable date. Of such securities, $146.0 million have been classified in the "Up to One Year" category and $365.4 million have been classified in the "Over Five Years" category. Also included in the Gap Table are $1.42 billion of callable borrowings, classified according to their maturity date. If all callable borrowings at March 31, 2001 were classified according to their first call date, the Company's one-year gap position would have been negative 17.93%.

The Company's gap position at March 31, 2001 of negative 8.48% and at December 31, 2000 of negative 16.45%, primarily reflects the effect of increased prepayment speeds utilized on the mortgage-backed and real estate loan portfolios, as well as management's strategy of increasing the maturities of the Company's borrowings. The decision to utilize longer- term borrowings was based upon the current declining interest rate environment.

                                                                                 At March 31, 2001
                                             ---------------------------------------------------------------------------------------
                                                              One         Two         Three        Four          Over
                                               Up to        to Two      to Three     to Four     to Five         Five
                                              One Year       Years        Years       Years       Years         Years        Total
                                             ----------   ----------   ----------   ---------   ----------   ----------   ----------
                                                                               (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold                         $   16,700   $        -   $        -   $       -   $        -   $        -   $   16,700
  Debt and equity securities, net (2)           398,334        1,404          281       1,405        5,620      610,976    1,018,020
  Mortgage-backed and mortgage related
    securities, net (2)                       1,208,981      532,391      333,995     210,861      133,882      240,860    2,660,970
  Real estate loans, net (3) (4)                991,471      644,696      517,800     442,297      329,564      861,030    3,786,858
  Consumer and other loans, net (3) (4)         175,811       40,048        6,542       5,738       13,613       22,859      264,611
                                             ----------   ----------   ----------   ---------   ----------   ----------   ----------
   Total interest-earning assets              2,791,297    1,218,539      858,618     660,301      482,679    1,735,725    7,747,159
                                             ----------   ----------   ----------   ---------   ----------   ----------   ----------
Interest-bearing liabilities:
  Money market accounts                          31,858       17,901       11,372       8,107        6,324      187,031      262,593
  Savings accounts                               48,916       45,690       42,687      39,889       37,284      626,159      840,625
  Super NOW and NOW accounts                      8,437        8,099        7,775       7,464        7,166      171,976      210,917
  Certificates of deposit                     2,355,970      253,678       70,980      44,233       13,709       14,822    2,753,392
  Borrowed funds                              1,029,481      579,403       55,000      75,000      100,000    1,210,810    3,049,694
                                             ----------   ----------   ----------   ---------   ----------   ----------   ----------
   Total interest-bearing liabilities         3,474,662      904,771      187,814     174,693      164,483    2,210,798    7,117,221
                                             ----------   ----------   ----------   ---------   ----------   ----------   ----------
  Interest sensitivity gap (5)               $ (683,365)  $  313,768   $  670,804   $ 485,608   $  318,196   $ (475,073)  $  629,938
                                             ==========   ==========   ==========   =========   ==========   ==========   ==========
  Cumulative interest sensitivity gap        $ (683,365)  $ (369,597)  $  301,207   $ 786,815   $1,105,011   $  629,938
                                             ==========   ==========   ==========   =========   ==========   ==========
  Cumulative interest sensitivity gap as a
   percentage  of total assets                    (8.48) %     (4.58) %      3.74 %      9.76 %      13.71 %       7.81 %
  Cumulative net interest-earning assets as
   a percentage of cumulative interest-
   bearing liabilities                            80.33  %     91.56  %    106.59 %    116.59 %     122.52 %     108.85 %

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.
(2) Debt, equity and mortgage-backed and mortgage related securities, net are shown at their respective carrying values. Included in debt and equity securities, net, is $90.4 million of Federal Home Loan Bank stock.
(3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
(4)  Loans held-for-sale are included in the "Up to One Year" category.
(5) The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage (ARM) loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects management's estimates as to periods to repricing at particular points in time. Among the factors considered, management monitors both current trends and its historical repricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts which, subject to certain regulatory exceptions, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

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

            None.

Item 3.    Defaults Upon Senior Securities

            Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.    Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K

            (a)     Exhibits
                    --------
            3.1     Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
            3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)
            3.3     Third Amended and Restated Bylaws of Roslyn Bancorp, Inc.(3)
            4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)
            11.0    Statement Re: Computation of Per Share Earnings


            (b)     Reports on Form 8-K
                    -------------------

                    None.

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

                              ROSLYN BANCORP, INC.
                              (Registrant)



Date:   May 11, 2001          By:  /S/ Joseph L. Mancino
      -----------------           --------------------------------
                                       Joseph L. Mancino
                                       Vice Chairman of the Board, President and
                                       Chief Executive Officer

Date:   May 11, 2001          By:  /S/ Michael P. Puorro
      -----------------           --------------------------------
                                       Michael P. Puorro
                                       Treasurer and Chief Financial Officer

                                 Exhibit 11.0
                             Roslyn Bancorp, Inc.
                Statement Re: Computation of Per Share Earnings
              (In thousands, except share and per share amounts)

                                                                                 For the                  For the
                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 2001           March 31, 2000
                                                                           --------------------     --------------------
Net income                                                                  $         25,327         $         23,494
                                                                           --------------------     --------------------

Weighted average common shares outstanding                                        58,353,427               66,811,332
                                                                           --------------------     --------------------

Basic earnings per common share                                             $           0.43         $           0.35
                                                                           ====================     ====================

Weighted average common shares outstanding                                        58,353,427               66,811,332

Potential  common  stock due to  dilutive  effect of stock options                   949,831                  843,000
                                                                           --------------------     --------------------

Total shares for diluted earnings per share                                       59,303,258               67,654,332
                                                                           ====================     ====================

Diluted earnings per common share                                           $           0.43         $           0.35
                                                                           ====================     ====================