Form 10-Q
period 2001-06-30
ROSLYN BANCORP INC
filed 2001-07-30
CIK 1020828

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                to
                         Commission file number 0-28886

                              ROSLYN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   11-3333218
-----------------------------------         -----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

    One Jericho Plaza, Jericho, New York                        11753-8905
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

                           Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Classes of Common Stock       Number of Shares Outstanding, July 24, 2001
    -----------------------       -------------------------------------------
         $.01 Par Value                         91,271,630 (1)
         --------------                         --------------

(1) Adjusted to reflect a 3-for-2 stock split.

                                   FORM 10-Q
                              ROSLYN BANCORP, INC.
                                     INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.        Financial Statements - (Unaudited):

               Consolidated Statements of Financial Condition at
                 June 30, 2001 and December 31, 2000                                    1

               Consolidated Statements of Income for the three and six months ended
                 June 30, 2001 and 2000                                                 2

               Consolidated Statement of Changes in Stockholders' Equity
                 for the six months ended June 30, 2001                                 3

               Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2001 and 2000                        4

               Notes to Consolidated Financial Statements                               5

ITEM 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   10

ITEM 3.        Quantitative and Qualitative Disclosure about Market Risk               24


PART II - OTHER INFORMATION
-----------------------------

ITEM 1.        Legal Proceedings                                                       25

ITEM 2.        Changes in Securities and Use of Proceeds                               25

ITEM 3.        Defaults Upon Senior Securities                                         25

ITEM 4.        Submission of Matters to a Vote of Security Holders                     25

ITEM 5.        Other Information                                                       26

ITEM 6.        Exhibits and Reports on Form 8-K                                        26

               Signature Page                                                          28

         Private Securities Litigation Reform Act Safe Harbor Statement

This report, as well as other written communications made from time to time by Roslyn Bancorp, Inc. and subsidiaries (the Company) (including, without limitation, the Company's 2000 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both a generally accepted accounting principles (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; results of operations from real estate joint ventures; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, retail banking revenues, revenues from sales of non-deposit investment products, origination levels in the Company's mortgage lending businesses and real estate joint venture activities; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                              ROSLYN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                      (In thousands, except share amounts)

                                                                                                   June 30, 2001   December 31, 2000
                                                                                                  ---------------  -----------------
                                ASSETS
                                ------
Cash and cash equivalents:
 Cash and cash items                                                                                $       8,580      $      9,868
 Due from banks                                                                                            75,234            53,281
 Money market investments                                                                                  51,500            19,800
                                                                                                  ---------------     -------------
  Total cash and cash equivalents                                                                         135,314            82,949
Debt and equity securities available-for-sale, net   (securities pledged of $162,399 and
 $322,325 at June 30, 2001 and December 31, 2000, respectively)                                           700,398         1,086,711
Mortgage-backed and mortgage related securities available-for-sale, net    (securities pledged of
 $1,401,225 and $1,642,655 at June 30, 2001 and December 31, 2000, respectively)                        3,171,778         2,089,983
                                                                                                  ---------------     -------------
  Total securities available-for-sale, net                                                              3,872,176         3,176,694
Federal Home Loan Bank of New York stock, at cost                                                         107,071            75,246
Loans held-for-sale                                                                                         1,536               822
Loans receivable held for investment, net:
 Real estate loans, net                                                                                 3,638,614         3,828,212
 Consumer and other loans, net                                                                            275,778           258,644
                                                                                                  ---------------     -------------
  Total loans receivable held for investment, net                                                       3,914,392         4,086,856
   Allowance for loan losses                                                                              (40,159)          (40,524)
                                                                                                  ---------------     -------------
     Total loans receivable held for investment, net of allowance for loan losses                       3,874,233         4,046,332
Banking house and equipment, net                                                                           30,503            29,419
Accrued interest receivable                                                                                50,577            48,941
Deferred tax asset, net                                                                                    41,375            47,627
Other assets                                                                                              159,855           156,239
                                                                                                  ---------------     -------------
     Total assets                                                                                   $   8,272,640      $  7,664,269
                                                                                                  ===============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Liabilities:
 Deposits:
  Savings accounts                                                                                  $     855,328      $    832,036
  Certificates of deposit                                                                               2,764,054         2,647,867
  Money market accounts                                                                                   308,574           250,668
  Interest-bearing demand deposit accounts                                                                214,625           196,267
  Demand deposit accounts                                                                                 156,491           149,943
                                                                                                  ---------------     -------------
   Total deposits                                                                                       4,299,072         4,076,781
 Official checks outstanding                                                                               30,944            24,577
 Borrowed funds:
  Reverse-repurchase agreements                                                                         1,522,403         2,072,614
  Other borrowings                                                                                      1,700,409           782,411
                                                                                                  ---------------     -------------
   Total borrowed funds                                                                                 3,222,812         2,855,025
 Accrued interest and dividends                                                                            34,823            33,967
 Mortgagors' escrow and security deposits                                                                  33,528            33,633
 Accrued taxes payable                                                                                      9,958            16,560
 Accrued expenses and other liabilities                                                                    34,510            43,012
                                                                                                  ---------------     -------------
     Total liabilities                                                                                  7,665,647         7,083,555
                                                                                                  ---------------     -------------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                                    -                 -
 Common stock, $0.01 par value, 200,000,000 shares authorized; 118,819,355 shares issued;
  91,639,130 and 92,311,700 shares outstanding at June 30, 2001 and December 31, 2000,
  respectively (1)                                                                                            792               792
 Additional paid-in-capital                                                                               506,894           506,275
 Retained earnings - partially restricted                                                                 556,283           525,784
 Accumulated other comprehensive loss:
  Net unrealized loss on securities available-for-sale, net of tax                                        (33,023)          (44,414)
 Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                                    (45,735)          (46,631)
 Unearned common stock held by Stock-Based Incentive Plan (SBIP)                                          (12,417)          (15,708)
 Common stock held by Supplemental Executive Retirement Plan and Trust (SERP), at
  cost (553,080 shares at June 30, 2001 and December 31, 2000) (1)                                         (4,535)           (4,535)
 Treasury stock, at cost (27,180,225 and 25,954,575 shares at June 30, 2001 and December
  31, 2000, respectively) (1)                                                                            (361,266)         (340,849)
                                                                                                  ---------------     -------------
  Total stockholders' equity                                                                              606,993           580,714
                                                                                                  ---------------     -------------
     Total liabilities and stockholders' equity                                                     $   8,272,640      $  7,664,269
                                                                                                  ===============     =============

(1) Adjusted to reflect a 3-for-2 stock split.

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                         For the Three Months Ended      For the Six Months Ended
                                                                  June 30,                       June 30,
                                                      ------------------------------    -------------------------
                                                            2001             2000           2001           2000
                                                      ---------------   ------------    ------------   ----------
Interest income:
 Federal funds sold and short-term deposits             $        459     $      387     $      858     $      620
 Debt and equity securities                                   20,662         15,731         42,040         30,216
 Mortgage-backed and mortgage related securities              47,221         41,264         87,592         88,844
 Real estate loans                                            69,654         70,210        141,101        138,514
 Consumer and other loans                                      5,628          5,000         11,498          9,872
                                                      --------------    -----------     ----------    -----------
   Total interest income                                     143,624        132,592        283,089        268,066
                                                      --------------    -----------     ----------    -----------
Interest expense:
 Deposits                                                     45,998         42,602         92,351         85,026
 Borrowed funds                                               43,749         39,725         85,675         79,759
                                                      --------------    -----------     ----------    -----------
   Total interest expense                                     89,747         82,327        178,026        164,785
                                                      --------------    -----------     ----------    -----------
Net interest income before provision for loan losses          53,877         50,265        105,063        103,281
Provision for loan losses                                        100              -            100              -
                                                      --------------    -----------     ----------    -----------
Net interest income after provision for loan losses           53,777         50,265        104,963        103,281
                                                      --------------    -----------     ----------    -----------
Non-interest income:
 Fees and service charges                                      3,453          2,000          5,552          3,548
 Net gains (losses) on securities                              1,687         (3,266)         1,687        (11,050)
 Income from bank owned life insurance                         1,916          1,004          3,768          1,004
 Other non-interest income                                       497          6,814          1,013          9,565
                                                      --------------    -----------     ----------    -----------
   Total non-interest income                                   7,553          6,552         12,020          3,067
                                                      --------------    -----------     ----------    -----------
Non-interest expense:
 General and administrative expenses:
   Compensation and employee benefits                         11,384         10,479         21,413         19,976
   Occupancy and equipment                                     2,843          2,571          5,702          5,208
   Deposit insurance premiums                                    209            225            413            556
   Advertising and promotion                                     755          1,049          2,007          1,940
   Other non-interest expenses                                 4,035          5,133          7,709          9,976
                                                      --------------    -----------     ----------    -----------
     Total general and administrative expenses                19,226         19,457         37,244         37,656
 Amortization of excess of cost over fair value of net
         assets acquired                                          32            118             63            268
 Real estate operations, net                                     (28)           117            (19)           129
                                                      --------------    -----------     ----------    -----------
     Total non-interest expense                               19,230         19,692         37,288         38,053
                                                      --------------    -----------     ----------    -----------
Income before provision for income taxes and
   extraordinary item                                         42,100         37,125         79,695         68,295
Provision for income taxes                                    12,696         12,093         24,964         19,769
                                                      --------------    -----------     ----------    -----------
Income before extraordinary item                              29,404         25,032         54,731         48,526
Extraordinary item, net of tax - prepayment penalty
 on debt extinguishment                                       (2,419)             -         (2,419)             -
                                                      --------------    -----------     ----------    -----------
Net income                                              $     26,985     $   25,032     $   52,312     $   48,526
                                                      ==============    ===========     ==========    ===========

Basic earnings per share (1):
   Income before extraordinary item                     $       0.34     $     0.26     $     0.63     $     0.50
   Extraordinary item, net of tax                              (0.03)             -          (0.03)             -
                                                      --------------    -----------     ----------    -----------
   Net income per share                                 $       0.31     $     0.26     $     0.60     $     0.50
                                                      ==============    ===========     ==========    ===========
Diluted earnings per share (1):
   Income before extraordinary item                     $       0.34     $     0.26     $     0.62     $     0.49
   Extraordinary item, net of tax                              (0.03)             -          (0.03)             -
                                                      --------------    -----------     ----------    -----------
   Net income per share                                 $       0.31     $     0.26     $     0.59     $     0.49
                                                      ==============    ===========     ==========    ===========

(1) Adjusted to reflect a 3-for-2 stock split.


          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (In thousands)

                                                                                                                  Unallocated
                                                                                 Retained        Accumulated        common
                                                                 Additional      earnings-          other            stock
                                                    Common        paid-in-       partially      comprehensive       held by
                                                    stock          capital       restricted     (loss) income         ESOP
                                                   --------     ------------     ----------     -------------    -------------
Balance at December 31, 2000                       $    792      $   506,275     $  525,784     $    (44,414)     $    (46,631)
Comprehensive income:
  Net income                                                                         52,312
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
        net of reclassification adjustment (1) (2)                                                    11,391
  Total comprehensive income
Exercise of stock options and related tax benefit                                    (1,794)
Allocation of ESOP stock                                                 532                                               896
Amortization of SBIP stock awards                                                      (392)
Distribution of  ESOP stock                                               87
Cash dividends declared on common stock                                             (19,627)
Common stock acquired, at cost
                                                   --------     ------------     ----------     ------------      ------------
Balance at June 30, 2001                           $    792      $   506,894     $  556,283     $    (33,023)     $    (45,735)
                                                   ========     ============     ==========     ============      ============



                                                    Unearned
                                                     common
                                                      stock             Common          Treasury           Total
                                                     held by         stock held by        stock,       stockholders'
                                                      SBIP           SERP, at cost       at cost           equity
                                                    ----------       --------------    -----------     -------------
Balance at December 31, 2000                        $  (15,708)       $   (4,535)      $  (340,849)     $    580,714
Comprehensive income:
  Net income                                                                                                  52,312
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
        net of reclassification adjustment (1) (2)                                                            11,391
                                                                                                       -------------
  Total comprehensive income                                                                                  63,703
                                                                                                       -------------
Exercise of stock options and related tax benefit                                                             (1,794)
Allocation of ESOP stock                                                                                       1,428
Amortization of SBIP stock awards                        3,291                                                 2,899
Distribution of  ESOP stock                                                                                       87
Cash dividends declared on common stock                                                                      (19,627)
Common stock acquired, at cost                                                             (20,417)          (20,417)
                                                    ----------       --------------    -----------     -------------
Balance at June 30, 2001                            $  (12,417)       $   (4,535)      $  (361,266)     $    606,993
                                                    ==========       ==============    ===========     =============

(1) Disclosure of reclassification amount, net of tax, for the six months ended June 30, 2001:


  Net unrealized appreciation arising during the period, net of tax                      $12,101
  Less:  Reclassification adjustment for net gains included in net income, net of tax        710
                                                                                         -------
  Net unrealized gain on securities, net of tax                                          $11,391
                                                                                         =======
(2)  The deferred tax expense relating to the net unrealized appreciation arising during the six months ended June 30, 2001 was $8.3 million.

(3)  Disclosure of total comprehensive income at June 30, 2000:

  Net income for the six months ended June 30, 2000                                      $48,526
  Other comprehensive loss, net of tax:
    Net unrealized loss on securities, net of reclassification adjustment                (10,665)
                                                                                         -------
  Total comprehensive income for the six months ended June 30, 2000                      $37,861
                                                                                         =======

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                                     For the Six Months Ended
                                                                                                             June 30,
                                                                                                  -------------------------------
                                                                                                        2001            2000
                                                                                                  ---------------   -------------
Cash flows from operating activities:
Net income                                                                                           $     52,312      $   48,526
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                                   100               -
  Provision for real estate owned losses                                                                        -              12
  Amortization of excess of cost over fair value of net assets acquired                                        63             268
  Depreciation and amortization                                                                             1,592           1,802
  Amortization of premiums (less than) in excess of accretion of discounts                                (12,652)          7,369
  ESOP and SBIP expense, net                                                                                4,327           3,945
  Originations of loans held-for-sale, net of sales and securitizations                                      (492)         (4,037)
  Gains on sales of loans                                                                                    (222)         (6,287)
  Net (gains) losses on securities                                                                         (1,687)         11,050
  Net gains on sales of real estate owned                                                                     (40)              -
  Gain on sales of fixed assets                                                                               (35)         (3,266)
  Income from bank owned life insurance                                                                    (3,768)         (1,004)
  Income taxes deferred and tax benefits attributable to stock plans                                        1,049             457
  Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                                    (1,636)            473
     Decrease (increase) in other assets                                                                       85          (4,074)
     Increase (decrease) in official checks outstanding                                                     6,367          (2,354)
     Increase (decrease) in accrued interest and dividends                                                    856            (634)
     Decrease in accrued taxes payable                                                                     (6,602)         (5,451)
     Decrease in accrued expenses and other liabilities                                                    (8,439)         (6,663)
     Net increase in deferred items                                                                          (250)         (4,105)
     Increase in other, net                                                                                    24               6
                                                                                                  ---------------   -------------
       Net cash provided by operating activities                                                           30,952          36,033
                                                                                                  ---------------   -------------
Cash flows from investing activities:
  Purchases of Federal Home Loan Bank capital stock                                                       (31,825)        (32,367)
  Proceeds from sales and repayments of securities available-for-sale                                   1,399,613         713,230
  Purchases of securities available-for-sale                                                           (2,063,113)       (113,993)
  Purchase of Bank Owned Life Insurance                                                                         -        (100,000)
  Loan originations and purchases net of principal repayments                                             171,858        (219,528)
  Proceeds from sales of loans held for investment                                                              -           9,868
  (Purchases) disposition of banking house and equipment, net                                              (2,641)            803
  Proceeds from sales of real estate owned                                                                    435               -
                                                                                                  ---------------   -------------
       Net cash (used in) provided by investing activities                                               (525,673)        258,013
                                                                                                  ---------------   -------------
Cash flows from financing activities:
  Increase (decrease) in demand deposit, money market and savings accounts                                106,104         (26,028)
  Increase (decrease) in certificates of deposit                                                          116,187         (90,092)
  Increase (decrease) in short-term borrowed funds                                                          8,670         (15,433)
  Increase (decrease) in long-term borrowed funds                                                         359,117         (48,778)
  Decrease in mortgagors' escrow and security deposits                                                       (105)         (4,484)
  Net cash used in exercise of stock options                                                               (2,843)         (5,861)
  Cash dividends paid on common stock                                                                     (19,627)        (19,123)
  Cost to repurchase treasury stock                                                                       (20,417)        (89,285)
  Cost to repurchase common stock for SERP                                                                      -            (581)
                                                                                                  ---------------   -------------
       Net cash provided by (used in) financing activities                                                547,086        (299,665)
                                                                                                  ---------------   -------------
  Net increase (decrease) in cash and cash equivalents                                                     52,365          (5,619)
  Cash and cash equivalents at beginning of period                                                         82,949          78,849
                                                                                                  ---------------   -------------
  Cash and cash equivalents at end of period                                                         $    135,314      $   73,230
                                                                                                  ===============   =============
  Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest on deposits and borrowed funds                                                         $    177,170      $  165,419
                                                                                                  ===============   =============
     Income taxes                                                                                    $     22,046      $   24,669
                                                                                                  ===============   =============
  Non-cash investing activities:
     Additions to real estate owned                                                                  $        391      $      340
                                                                                                  ===============   =============

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

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are the only adjustments made to the consolidated financial
statements contained herein.    The results of operations for the three months
and/or the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

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

The Company has recorded all direct costs related to the RNMC divestiture as liabilities and the total pre-tax charge of $12.0 million has been classified as a restructuring charge in the Company's consolidated statement of income for the year ended December 31, 2000. As of June 30, 2001 the Company had no remaining unpaid accrued restructuring charge balance related to the RNMC divestiture and as of December 31, 2000 such balance was $532,000.

3.   EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended June 30, 2001 and 2000, compensation expense attributable to the ESOP was $732,000 and $490,000, respectively. For the six months ended June 30, 2001 and 2000, such expense was $1.4 million and $973,000, respectively. In connection with the merger with T R Financial Corp. on February 16, 1999, the associated merger related costs included a $24.6 million charge relating to the allocation of ESOP shares to the former employees of T R Financial Corp. This transaction represented a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering. At June 30, 2001,

$212,000 of merger related costs pertaining to the termination of the T R Financial Corp. ESOP remains in other liabilities in the accompanying consolidated statements of financial condition.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill in two ways.
First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 will not materially effect the Company's statements of financial condition and results of operations. SFAS Nos. 141 and 142 will become effective on July 1, 2001 and January 1, 2002, respectively, for the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, which disclosures have been incorporated into our consolidated financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 140.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement amends and supersedes certain paragraphs of SFAS No. 133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

5.  RECENT DEVELOPMENTS

On July 26, 2001, the Company announced that the Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend, payable on August 22, 2001. Shareholders will receive one additional share for every two shares held at the record date, August 6, 2001. Share and per share data contained in the consolidated financial statements have been adjusted to give effect to the three-for-two stock split.

On July 26, 2001, the Company announced that the Company's Board of Directors approved the Company's eighth stock repurchase plan. The plan authorizes the purchase of up to 10% of its outstanding common stock, or approximately 8.9 million shares, as adjusted to reflect the aforementioned three-for-two stock split.

On May 23, 2001, the Company announced that the Company's Board of Directors declared a quarterly dividend of $0.17 per common share. The dividend was paid on June 15, 2001 to shareholders of record as of June 4, 2001.

6.  DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, of the Company at June 30, 2001 and December 31, 2000:

                                                                June 30, 2001                 December 31, 2000
                                                       --------------------------------------------------------------
                                                                          Estimated                       Estimated
                                                          Amortized          Fair         Amortized          Fair
                                                             Cost           Value            Cost           Value
                                                       -------------    ------------   -------------    -------------
                                                                                (In thousands)
Available-for-sale:
 Debt securities:
  United States Government - direct and
   guaranteed, net                                        $    16,005     $    16,108     $    41,055     $    41,328
  United States Government agencies, net                      286,328         288,005         666,285         665,551
  State, county and municipal, net                              4,467           4,656           4,463           4,865
                                                          -----------    ------------    ------------     -----------
   Total debt securities, net                                 306,800         308,769         711,803         711,744
                                                          -----------    ------------    ------------     -----------
 Equity securities:
  Preferred and common stock                                  171,384         155,234         201,721         183,044
  Trust preferreds, net                                       249,563         227,600         218,951         182,385
  Other                                                         9,050           8,795           9,040           9,538
                                                          -----------    ------------    ------------     -----------
   Total equity securities, net                               429,997         391,629         429,712         374,967
                                                          -----------    ------------    ------------     -----------
   Total debt and equity securities, net                      736,797         700,398       1,141,515       1,086,711
                                                          -----------    ------------    ------------     -----------

 Mortgage-backed and mortgage related securities,
  net:
  FNMA pass-through securities, net                           210,715         211,113         140,561         141,301
  GNMA pass-through securities, net                           461,614         459,502         543,227         545,528
  FHLMC pass-through securities, net                          122,304         126,748         140,187         143,851
  GNMA adjustable-rate mortgage pass-through
   securities, net                                            168,100         170,760         175,253         177,281
  Whole loan private collateralized mortgage
     obligations, net                                         936,117         930,686         227,450         227,107
  Agency collateralized mortgage obligations, net           1,295,530       1,272,969         885,145         854,915
                                                          -----------    ------------    ------------     -----------
   Total mortgage-backed and mortgage related
     securities, net                                        3,194,380       3,171,778       2,111,823       2,089,983
                                                          -----------    ------------    ------------     -----------
   Total securities available-for-sale, net               $ 3,931,177     $ 3,872,176     $ 3,253,338     $ 3,176,694
                                                          ===========    ============    ============     ===========

7.    LOANS RECEIVABLE, NET

      Loans receivable, net, at June 30, 2001 and December 31, 2000 consist of the following:

                                                              June 30, 2001               December 31, 2000
                                                           --------------------          ---------------------
                                                                             (In thousands)
Loans held-for-sale:
  One- to four-family loans                                 $              1,519          $                  -
  Student loans                                                               17                           822
                                                            --------------------          --------------------
     Total loans held-for-sale                              $              1,536          $                822
                                                            ====================          ====================
Loans receivable held for investment, net:
 Real estate loans:
  One -to four-family                                       $          2,733,834          $          3,046,228
  Multi-family                                                           129,868                       102,824
  Commercial                                                             575,524                       523,028
  Construction and development                                           183,581                       138,205
                                                            --------------------          --------------------
     Total real estate loans                                           3,622,807                     3,810,285
  Net unamortized discount and deferred income                            (1,924)                       (2,364)
  Net deferred loan origination costs                                     17,731                        20,291
                                                            --------------------          --------------------
     Total real estate loans, net                                      3,638,614                     3,828,212

Consumer and other loans, net:
  Consumer and other                                                      52,456                        38,173
  Home equity and second mortgage                                        163,295                       153,239
  Automobile leases                                                       58,331                        65,627
                                                            --------------------          --------------------
     Total consumer and other loans                                      274,082                       257,039
  Net deferred loan origination costs                                      1,696                         1,605
                                                            --------------------          --------------------
     Total consumer and other loans, net                                 275,778                       258,644
                                                            --------------------          --------------------
Allowance for loan losses                                                (40,159)                      (40,524)
                                                            --------------------          --------------------
     Loans receivable held for investment, net              $          3,874,233          $          4,046,332
                                                            ====================          ====================

8.   ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned, net, at the dates indicated. It is the Bank's general policy to discontinue accruing interest on all loans which are more than 90 days past due, or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

                                                                             At June 30, 2001           At December 31, 2000
                                                                       -------------------------     ------------------------
                                                                                            (In thousands)
Non-accrual loans:
  One- to four-family                                                       $              4,761        $               5,836
  Commercial real estate                                                                     190                          830
  Home equity                                                                                325                           74
  Consumer                                                                                    51                           17
                                                                            --------------------        ---------------------
     Total non-accrual loans                                                               5,327                        6,757
Loans contractually past due 90 days or more and still accruing (1)                        4,202                        3,023
                                                                            --------------------        ---------------------
     Total non-performing loans                                                            9,529                        9,780
Real estate owned, net of allowance                                                          289                          293
                                                                            --------------------        ---------------------
     Total non-performing assets                                            $              9,818        $              10,073
                                                                            ====================        =====================

Allowance for loan losses as a percent of loans (2)                                         1.03%                        0.99%

Allowance for loan losses as a percent of total
  non-performing loans                                                                    421.44%                      414.36%

Non-performing loans as a percent of loans (2)                                              0.24%                        0.24%

Non-performing assets as a percent of total assets                                          0.12%                        0.13%

(1) Amounts shown are comprised of U.S. Government guaranteed loans.
(2) Loans include loans receivable held for investment, net, excluding the allowance for loan losses.

Loans in arrears three months or more were as follows at:

                                                 Amount                Percent of Loans
                                               ----------              ----------------
                                          (Dollars in thousands)
 June 30, 2001                                   $ 9,529                     0.24%
                                                 -------                     ----
 December 31, 2000                               $ 9,780                     0.24%
                                                 -------                     ----
 December 31, 1999                               $18,963                     0.49%
                                                 -------                     ----

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets at June 30, 2001 were $8.27 billion, an increase of $608.4 million, or 7.9%, from $7.66 billion at December 31, 2000. This increase primarily was due to an increase in the mortgage-backed and mortgage related securities portfolio, partially offset by a decrease in the debt and equity securities portfolio and total loans, net. Mortgage-backed and mortgage related securities increased $1.08 billion, or 51.8%, from $2.09 billion at December 31, 2000 to $3.17 billion at June 30, 2001. The increase in these securities was primarily due to management's strategy of deploying proceeds from deposits, borrowings and principal repayments on loans and debt securities into mortgage-backed and mortgage related securities. Debt and equity securities, net, decreased $386.3 million, or 35.5%, to $700.4 million at June 30, 2001, as compared to $1.09 billion at December 31, 2000. Total loans, net of unearned income, decreased $171.8 million, or 4.2%, to $3.92 billion at June 30, 2001, as compared to $4.09 billion at December 31, 2000. The decrease in total loans, net of unearned income, is primarily due to principal repayments and sales of loans of $466.1 million for the six months ended June 30, 2001, offset by loan originations of $294.1 million for the six months ended June 30, 2001.

Total liabilities at June 30, 2001 were $7.67 billion, an increase of $582.1 million, or 8.2%, from $7.08 billion at December 31, 2000. The increase in total liabilities principally was due to an increase in total deposits and borrowed funds. Total deposits increased $222.3 million, or 5.5%, from $4.08 billion at December 31, 2000 to $4.30 billion at June 30, 2001. The increase in total deposits partially reflects the Bank's continued emphasis on attracting core deposits through new product offerings and de novo branches. Core deposits increased $106.1 million, or 7.4%, from $1.43 billion at December 31, 2000 to $1.54 billion at June 30, 2001. Certificates of deposit also increased $116.2 million, or 4.4%, from $2.65 billion at December 31, 2000 to $2.76 billion at June 30, 2001. Borrowed funds increased $367.8 million, or 12.9%, from $2.86 billion at December 31, 2000 to $3.22 billion at June 30, 2001. The Company utilizes borrowings, primarily in the form of Federal Home Loan Bank (FHLB) borrowings, to fund and sustain asset growth.

Total stockholders' equity increased $26.3 million, or 4.5%, to $607.0 million at June 30, 2001 from $580.7 million at December 31, 2000. The increase was due to net income for the six months ended June 30, 2001 of $52.3 million, the effect of the distribution of ESOP stock of $87,000, amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans of $4.3 million and a decrease of $11.4 million in the net unrealized loss on securities available-for-sale from December 31, 2000. Items that offset these increases were dividends paid of $19.6 million, the $1.8 million effect of stock options exercised for the six months ended June 30, 2001 and the purchase of $20.4 million of treasury stock.

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

                                                                        For the Three Months Ended June 30,
                                                   ---------------------------------------------------------------------------
                                                                  2001                                    2000
                                                   -------------------------------------   -----------------------------------
                                                                                Average                                Average
                                                      Average                   Yield/        Average                  Yield/
                                                      Balance      Interest      Cost         Balance      Interest     Cost
                                                   -----------   -----------   ---------   -----------   -----------  --------
                                                                             (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits      $    42,990   $      459      4.27%     $    25,449   $      387       6.08%
   Debt and equity securities, net                   1,023,252       20,662      8.08          832,497       15,731       7.56
   Mortgage-backed and mortgage
     related securities, net                         2,879,049       47,221      6.56        2,399,465       41,264       6.88
   Real estate loans, net                            3,678,588       69,654      7.57        3,768,590       70,210       7.45
   Consumer and other loans, net                       295,923        5,628      7.61          245,576        5,000       8.14
                                                   -----------   ----------                -----------   ----------
          Total interest-earning assets              7,919,802      143,624      7.25        7,271,577      132,592       7.29
                                                                 ----------                              ----------
Non-interest-earning assets (1)                        241,698                                 119,811
                                                   -----------                             -----------
Total assets                                       $ 8,161,500                             $ 7,391,388
                                                   ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                           $   281,538        2,514      3.57      $   241,699        2,613       4.32
   Savings accounts                                    880,664        3,874      1.76          939,675        4,453       1.90
   Super NOW and NOW accounts                          210,711          803      1.52          164,426          771       1.88
   Certificates of deposit                           2,768,135       38,807      5.61        2,530,856       34,765       5.49
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing deposits            4,141,048       45,998      4.44        3,876,656       42,602       4.40
   Borrowed funds                                    3,157,087       43,749      5.54        2,675,706       39,725       5.94
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing liabilities         7,298,135       89,747      4.92        6,552,362       82,327       5.03
                                                                 ----------                              ----------
Non-interest-bearing liabilities                       255,007                                 272,880
                                                   -----------                             -----------
Total liabilities                                    7,553,142                               6,825,242
Stockholders' equity                                   608,358                                 566,146
                                                   -----------                             -----------
Total liabilities and stockholders' equity         $ 8,161,500                             $ 7,391,388
                                                   ===========                             ===========

Net interest income/interest rate spread (2)                     $   53,877      2.33%                   $   50,265       2.26%
                                                                 ==========   =======                    ==========    =======
Net interest margin (2)                                                          2.72%                                    2.77%
                                                                              =======                                  =======
Ratio of interest-earning assets to
  interest-bearing liabilities                                                 108.52%                                  110.98%
                                                                              =======                                  =======

----------------------
(1) Included in non-interest-earning assets for the three months ended June 30, 2001 and 2000 is Bank Owned Life Insurance (BOLI) with an average balance of $107.3 million and $56.2 million, respectively, and income of $1.9 million and $1.0 million, respectively. The result of reclassifying the BOLI asset into interest-earning assets and the associated income from other income to interest income for the three months ending June 30, 2001 and 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.33%, 2.78% and 109.99%, respectively, and 2.26%, 2.80% and 111.83%, respectively.

(2) On a tax equivalent basis, inclusive of BOLI, the net interest rate spread and the net interest margin for the three months ended June 30, 2001 and 2000 were 2.55% and 3.00%, and 2.41% and 2.95%, respectively.

                                                                         For the Six Months Ended June 30,
                                                   ---------------------------------------------------------------------------
                                                                     2001                                    2000
                                                   -------------------------------------   -----------------------------------
                                                                                Average                                Average
                                                      Average                   Yield/        Average                  Yield/
                                                      Balance      Interest      Cost         Balance      Interest     Cost
                                                   -----------   -----------  ----------   -----------   -----------  --------
                                                                             (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits      $    35,694   $      858      4.81%     $    21,057   $      620       5.89%
   Debt and equity securities, net                   1,033,912       42,040      8.13          823,993       30,216       7.33
   Mortgage-backed and mortgage
     related securities, net                         2,620,895       87,592      6.68        2,590,382       88,844       6.86
   Real estate loans, net                            3,727,727      141,101      7.57        3,714,189      138,514       7.46
   Consumer and other loans, net                       290,782       11,498      7.91          245,729        9,872       8.03
                                                   -----------   ----------                -----------   ----------
          Total interest-earning assets              7,709,010      283,089      7.34        7,395,350      268,066       7.25
                                                                 ----------                              ----------
Non-interest-earning assets (1)                        239,187                                  85,618
                                                   -----------                             -----------
Total assets                                       $ 7,948,197                             $ 7,480,968
                                                   ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                           $   272,302        5,228      3.84      $   241,491        5,149       4.26
   Savings accounts                                    876,425        7,750      1.77          948,956        9,105       1.92
   Super NOW and NOW accounts                          204,198        1,624      1.59          153,471        1,461       1.90
   Certificates of deposit                           2,727,065       77,749      5.70        2,553,249       69,311       5.43
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing deposits            4,079,990       92,351      4.53        3,897,167       85,026       4.36
   Borrowed funds                                    3,010,316       85,675      5.69        2,718,424       79,759       5.87
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing liabilities         7,090,306      178,026      5.02        6,615,591      164,785       4.98
                                                                 ----------                              ----------
Non-interest-bearing liabilities                       252,595                                 278,450
                                                   -----------                             -----------
Total liabilities                                    7,342,901                               6,894,041
Stockholders' equity                                   605,296                                 586,927
                                                   -----------                             -----------
Total liabilities and stockholders' equity         $ 7,948,197                             $ 7,480,968
                                                   ===========                             ===========

Net interest income/interest rate spread (2)                     $  105,063      2.32%                   $  103,281       2.27%
                                                                 ==========   =======                    ==========   ========

Net interest margin (2)                                                          2.73%                                    2.79%
                                                                              =======                                 ========
Ratio of interest-earning assets to
  interest-bearing liabilities                                                 108.73%                                  111.79%
                                                                              =======                                 ========

----------------------
(1) Included in non-interest-earning assets for the six months ended June 30, 2001 and 2000 is BOLI with an average balance of $106.3 million and $28.1 million, respectively, and income of $3.8 million and $1.0 million, respectively. The result of reclassifying the BOLI asset into interest-earning assets and the associated income from other income to interest income for the six months ending June 30, 2001 and 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.32%, 2.79% and 110.23%, respectively, and 2.27%, 2.81% and 112.21%, respectively.

(2) On a tax equivalent basis, inclusive of BOLI, the net interest rate spread and the net interest margin for the six months ended June 30, 2001 and 2000 were 2.55% and 3.01%, and 2.40% and 2.94%, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

General

The Company reported net income of $27.0 million, or basic and diluted earnings per share of $0.31, for the quarter ended June 30, 2001, compared to $25.0 million, or basic and diluted earnings per share of $0.26, for the comparable prior year period. Earnings per share data for the three months ended June 30, 2001 and 2000 has been adjusted to reflect a 3-for-2 stock split.

For three months ended June 30, 2001 net income includes an extraordinary item, net of tax, of $2.4 million relating to prepayment penalties incurred on debt extinguishment. The extraordinary item relates to the loss, net of tax, incurred on the restructuring of $136.5 million of reverse-repurchase agreements with a weighted average cost of 6.41 %.

Interest Income

Interest income for the quarter ended June 30, 2001 increased $11.0 million, or 8.3%, to $143.6 million from $132.6 million for the quarter ended June 30, 2000. This increase was primarily the result of an increase in average interest-earning assets of $648.2 million to $7.92 billion for the quarter ended June 30, 2001 as compared to $7.27 billion in the comparable quarter of 2000. This increase in average balance was partially offset by a decrease in the average yield on total interest-earning assets from 7.29% for the quarter ended June 30, 2000 to 7.25% for the 2001 comparable quarter. The increase in average interest-earning assets from the June 30, 2000 period was attributable to a $479.6 million increase in average balance of mortgage-backed and mortgage related securities, net, the increase in average balance of debt and equity securities, net, of $190.8 million and the increase in average balance of consumer and other loans, net, of $50.3 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $90.0 million from the June 30, 2000 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $5.9 million, or 14.4%, to $47.2 million for the three months ended June 30, 2001 from $41.3 million for the same period in 2000. The increase was principally the result of an increase in the average balance of mortgage-backed and mortgage related securities, net, from $2.40 billion for the three months ended June 30, 2000 to $2.88 billion for the three months ended June 30, 2001. This increase in average balance primarily was due to management's strategy of investing the proceeds received from the increased borrowings and deposit liabilities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 32 basis points from 6.88% for the three months ended June 30, 2000 to 6.56% for the three months ended June 30, 2001.

Interest income on real estate loans, net, decreased $556,000, or 0.8%, to $69.7 million for the three months ended June 30, 2001 from $70.2 million for the same period in 2000. The decrease was a result of the decrease in the average balance of real estate loans, net, outstanding from $3.77 billion for the quarter ended June 30, 2000 to $3.68 billion for the quarter ended June 30, 2001. The decrease in average balance was due to a net decrease in one-to four-family loans of $422.3 million, partially offset by a $175.5 million net increase in multi-family, construction and commercial real estate loans over the 12 month period following June 30, 2000. The decrease was also offset by a 12 basis point increase in the average yield on real estate loans from 7.45% for the three months ended June 30, 2000 to 7.57% for the same period in 2001. The increase in the yield was principally due to the effect of the recent change in the portfolio mix toward higher yielding commercial real estate, construction and development and multi-family loans.

Interest income on debt and equity securities, net, increased $5.0 million, or 31.3%, to $20.7 million for the three months ended June 30, 2001 from $15.7 million for the same period in 2000. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $190.8 million, or 22.9%, from $832.5 million for the three months ended June 30, 2000 to $1.02 billion for the three months ended June 30, 2001. In addition to the increase in the average balance of debt and equity securities, net, the average yield on such securities increased 52 basis points from 7.56% for the quarter ended June 30, 2000 to 8.08% for the same period in 2001.

Interest income on consumer and other loans, net, increased $628,000, or 12.6%, to $5.6 million for the three months ended June 30, 2001 from $5.0 million for the same period in 2000. This increase relates to a $50.3 million, or 20.5%, increase in the average balance of consumer and other loans, net, outstanding from $245.6 million for the three months ended June 30, 2000 to $295.9 million for the three months ended June 30, 2001. This increase was partially offset by the 53 basis point decrease in the average yield on consumer and other loans, net, from 8.14% for the three months ended June 30, 2000 to 7.61% for the same period in 2001. The decrease in average yield was principally due to downward repricing of consumer loan products during the declining interest rate environment during 2001.

Interest Expense

Interest expense for the three months ended June 30, 2001 was $89.7 million, compared to $82.3 million for the three months ended June 30, 2000, an increase of $7.4 million, or 9.0%. The increase in interest expense was the result of a $745.8 million, or 11.4%, increase in the average balance of interest-bearing liabilities from $6.55 billion for the quarter ended June 30, 2000 to $7.30 billion for the quarter ended June 30, 2001. The increase was offset by an 11 basis point decrease in the average cost of interest-bearing liabilities during the same period. The increase in interest-bearing liabilities reflects a $264.4 million increase in the average balance of interest-bearing deposits and a $481.4 million increase in the average balance of borrowed funds as compared to the prior year quarter.

Interest expense on interest-bearing deposits for the three months ended June 30, 2001 increased $3.4 million, or 8.0%, to $46.0 million from $42.6 million for the corresponding 2000 period. This increase was primarily due to a 4 basis point increase in the rate paid on interest-bearing deposits from 4.40% for the three months ended June 30, 2000 to 4.44% for the corresponding period in 2001. Contributing to this increase was a $39.8 million increase in average balance of money market accounts, an increase in the average balance of Super NOW and NOW accounts of $46.3 million and an increase in the average balance of certificates of deposits of $237.3 million for the three months ended June 30, 2001 from the corresponding period in 2000. Partially offsetting these increases was a decrease in the average balance of savings accounts of $59.0 million. The increase in average money market, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products and the Company's de novo branching strategy.

The average balance of borrowed funds increased $481.4 million, or 18.0%, from $2.68 billion for the three months ended June 30, 2000 to $3.16 billion for the three months ended June 30, 2001. This increase, combined with a 40 basis point decrease in the average cost, resulted in a $4.0 million, or 10.1%, increase in interest expense on borrowed funds, from $39.7 million for the quarter ended June 30, 2000 to $43.7 million for the quarter ended June 30, 2001.

Net Interest Income

Net interest income before provision for loan losses was $53.9 million for the three months ended June 30, 2001, as compared to $50.3 million for the three months ended June 30, 2000, an increase of $3.6 million, or 7.2%. The increase in net interest income reflects the impact of the widening interest rate spread experienced during three months ended June 30, 2001 from the prior year quarter. The interest rate spread and margin for the three months ended June 30, 2001 was 2.33% and 2.72%, respectively, and 2.26% and 2.77%, respectively, for the same period in 2000.

Provision for Loan Losses

The Company had a provision for loan losses for the three months ended June 30, 2001 of $100,000. The Company had no provision for loan losses for the three
months ended June 30, 2000.   The provision for loan losses for the three months
ended June 30, 2001, and the lack of a provision for the three months ended June 30, 2000, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. At June 30, 2001 and December 31, 2000 the allowance for loan losses amounted to $40.2 million and $40.5 million, respectively. The ratio of such allowance to total non-performing loans was 421.44% at June 30, 2001, as compared to 414.36% at December 31, 2000.

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

Non-Interest Income

Non-interest income increased $1.0 million, or 15.3%, from $6.6 million for the quarter ended June 30, 2000 to $7.6 million for the same quarter in 2001. The increase reflects the decrease in the net loss on securities of $5.0 million from the prior year quarter of $3.3 million to a net gain on securities of $1.7 million in the current year quarter. The decrease in the net loss on securities was partially offset by a decrease in other non-interest income relating to the second quarter 2000 $3.3 million gain on the sale of the former T R Financial Corp. headquarters in Garden City, New York. The decrease in other non-interest income was also attributable to a $3.5 million decrease in mortgage banking operations income resulting from the divestiture of RNMC. Additionally, non-interest income increased due to an increase in fees and service charges of $1.5 million during the quarter ended June 30, 2001. The increase in fees and service charges was attributable to a rise in fee income and service charges, reflecting the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. In addition, an increase in BOLI income of $900,000 was recorded during the current year quarter reflecting a full quarter of BOLI income, or $1.9 million, as compared to a partial quarter, or $1.0 million of BOLI income recorded during the June 2000 quarter.

Non-Interest Expense

Non-interest expense totaled $19.2 million for the quarter ended June 30, 2001, as compared to $19.7 million for the same period in 2000. This decrease in non-interest expense of $462,000, or 2.3%, for the three months ended June 30, 2001 primarily was attributable to the divestiture of RNMC.

General and administrative expenses for the quarter ended June 30, 2001 decreased $231,000, or 1.2%, to $19.2 million from $19.5 million for the quarter ended June 30, 2000. The decrease in general and administrative expenses was primarily due to the decrease in other non-interest expenses of $1.1 million and a decrease in advertising and promotion expense of $294,000. These decreases were partially offset by an increase in compensation and employee benefit costs of $905,000 and a $272,000 increase in occupancy and equipment.

The decrease in other non-interest expenses of $1.1 million was primarily due to decreased insurance costs and professional fees, as well as decreased operational and loan processing expenses related to the discontinuation of residential mortgage lending operations conducted by RNMC. The decrease in advertising and promotion expense was due to the decrease in expense related to the Bank's high performance checking campaign, which commenced during early 2000. The increase in compensation and employee benefit expense represents an increase in employee benefit plan expenses and commissions expense on alternative investment products, partially offset by a reduction in salary and commissions concurrent with the divestiture of RNMC. The increase in occupancy and equipment expense relates to the operation of the de novo branches opened in the late fourth quarter of 2000 and the Company's Jericho, New York headquarters for a full quarter in 2001.

Income Taxes

The provision for income taxes increased $603,000, from $12.1 million recorded during the quarter ended June 30, 2000 to $12.7 million recorded during the quarter ended June 30, 2001. The increase was attributable to the increase in income before income taxes and extraordinary item of $5.0 million in the current year quarter as compared to the same prior year quarter. Additionally, the tax provision for the quarter ended June 30, 2001 reflects the effect of a full quarter of the Bank's investment in BOLI.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

General

The Company reported net income of $52.3 million, or basic earnings per share of $0.60 and diluted earnings per share of $0.59, for the six months ended June 30, 2001, compared to $48.5 million, or basic earnings per share of $0.50 and diluted earnings per share of $0.49, for the comparable prior year period. Earnings per share data for the six months ended June 30, 2001 and 2000 has been adjusted to reflect a 3-for-2 stock split.

The six months ended June 30, 2001 net income includes an extraordinary item, net of tax, of $2.4 million relating to prepayment penalties incurred on debt extinguishment. The extraordinary item relates to the loss, net of tax, incurred on the restructuring of $136.5 million of reverse-repurchase agreements with a weighted average cost of 6.41 %.

Interest Income

Interest income for the six months ended June 30, 2001 increased $15.0 million, or 5.6%, to $283.1 million from $268.1 million for the six months ended June 30, 2000. The increase was primarily the result of a 9 basis point increase in the average yield on total interest-earning assets from 7.25% for the six months ended June 30, 2000 to

7.34% for the 2001 comparable period. Additionally, the increase in interest income was due to an increase in average interest-earning assets of $313.7 million to $7.71 billion for the six months ended June 30, 2001 as compared to $7.40 billion in the comparable period of 2000. The increase in average interest-earning assets was attributable to a $30.5 million increase in average balance of mortgage-backed and mortgage related securities, net, an increase in the average balance of real estate loans, net, of $13.5 million, an increase in the average balance of debt and equity securities, net, of $209.9 million and an increase in the average balance of consumer and other loans, net, of $45.1 million from the June 30, 2000 period.

Interest income on mortgage-backed and mortgage related securities, net, decreased $1.2 million, or 1.4%, to $87.6 million for the six months ended June 30, 2001 from $88.8 million for the same period in 2000. The decrease was principally the result of a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 18 basis points from 6.86% for the six months ended June 30, 2000 to 6.68% for the six months ended June 30, 2001. The decrease in yield was partially offset by an increase in the average balance of mortgage-backed and mortgage related securities, net, from $2.59 billion for the six months ended June 30, 2000 to $2.62 billion for the six months ended June 30, 2001.

Interest income on real estate loans, net, increased $2.6 million, or 1.9%, to $141.1 million for the six months ended June 30, 2001 from $138.5 million for the same period in 2000. The increase was the result of a 11 basis point increase in the average yield on real estate loans, net, from 7.46% for the six months ended June 30, 2000 to 7.57% for the same period in 2001. The increase was also the result of the growth in the average balance of real estate loans, net, outstanding from $3.71 billion for the six months ended June 30, 2000 to $3.73 billion for the six months ended June 30, 2001. This increase was due partially to $308.4 million in multi-family, construction and commercial real estate loan originations over the 12 month period following June 30, 2000.

Interest income on debt and equity securities, net, increased $11.8 million, or 39.1%, to $42.0 million for the six months ended June 30, 2001 from $30.2 million for the same period in 2000. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $209.9 million, or 25.5%, from $824.0 million for the six months ended June 30, 2000 to $1.03 billion for the six months ended June 30, 2001. In addition to the increase in the average balance of debt and equity securities, net, the average yield on such securities increased 80 basis points from 7.33% for the six months ended June 30, 2000 to 8.13% for the same period in 2001.

Interest income on consumer and other loans, net, increased $1.6 million, or 16.5%, to $11.5 million for the six months ended June 30, 2001 from $9.9 million for the same period in 2000. The increase relates to a $45.1 million, or 18.3%, increase in the average balance of consumer and other loans, net, outstanding from $245.7 million for the six months ended June 30, 2000 to $290.8 million for the six months ended June 30, 2001. This increase was partially offset by a 12 basis point decrease in the average yield on consumer and other loans, net, from 8.03% for the six months ended June 30, 2000 to 7.91% for the same period in 2001. The decrease in average yield was principally due to downward repricing of consumer loan products during the declining interest rate environment during 2001.

Interest Expense

Interest expense for the six months ended June 30, 2001 was $178.0 million, compared to $164.8 million for the six months ended June 30, 2000, an increase of $13.2 million, or 8.0%. The increase in interest expense was the result of a 4 basis point increase in the average cost of interest-bearing liabilities and by a $474.7 million, or 7.2%, increase in the average balance of interest-bearing liabilities from $6.62 billion for the six months ended June 30, 2000 to $7.09 billion for the six months ended June 30, 2001. The increase in interest-bearing liabilities reflects a $182.8 million increase in the average balance of interest-bearing deposits and a $291.9 million increase in the average balance of borrowed funds as compared to the prior year six-month period.

Interest expense on interest-bearing deposits for the six months ended June 30, 2001 increased $7.4 million, or 8.6%, to $92.4 million from $85.0 million for the corresponding 2000 period. This increase was primarily due to a 17 basis point increase in the rate paid on interest-bearing deposits from 4.36% for the six months ended June 30, 2000 to 4.53% for the corresponding period in 2001. Contributing to this increase was a $30.8 million increase in average balance of money market accounts, an increase in the average balance of Super NOW and NOW accounts of $50.7 million and an increase in the average balance of certificates of deposits of $173.8 million for the six months ended June 30, 2001 from the corresponding period in 2000. Partially offsetting these increases was a decrease in the average balance of savings accounts of $72.5 million. The increase in average money market, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products and through additional deposits generated from the Company's de novo branching strategy.

The average balance of borrowed funds increased $291.9 million, or 10.7%, from $2.72 billion for the six months ended June 30, 2000 to $3.01 billion for the six months ended June 30, 2001. This increase, combined with an 18 basis point decrease in the average cost, resulted in a $5.9 million, or 7.4%, increase in interest expense on borrowed funds from $79.8 million for the six months ended June 30, 2000 to $85.7 million for the six months ended June 30, 2001.

Net Interest Income

Net interest income before provision for loan losses was $105.1 million for the six months ended June 30, 2001, as compared to $103.3 million for the six months ended June 30, 2000, an increase of $1.8 million, or 1.7%. The increase in net interest income reflects the impact of the lower interest rate environment experienced during 2001, which resulted in the Company's interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets. The interest rate spread and margin for the six months ended June 30, 2001 was 2.32% and 2.73%, respectively, and 2.27% and 2.79%, respectively, for the same period in 2000.

Provision for Loan Losses

The Company had provision for loan losses of $100,000 for the six months ended June 30, 2001. The Company had no provision for loan losses for the six months
ended June 30, 2000.   The provision for loan losses for the six months ended
June 30, 2001, and the lack of a provision for loan losses for the six months ended June 30, 2000, reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans.

Non-Interest Income

Non-interest income increased $8.9 million, or 291.9%, from $3.1 million for the six months ended June 30, 2000 to $12.0 million for the same six-month period in 2001. The increase reflects the decrease in the net loss on securities of $12.8 million from the corresponding prior year six-month period of $11.1 million to a net gain on securities of $1.7 million in the current year six-month period.
The increase in non-interest income for the 2001 period principally relates to the second quarter of 2000 $3.3 million gain on the sale of the former T R Financial Corp. headquarters and a decrease in mortgage banking operations income of $6.0 million due to the divestiture of RNMC in 2000. Additionally, non-interest income increased due to an increase in fees and service charges of $2.0 million during the six months ended June 30, 2001. The increase in fees and service charges was attributable to a rise in fee income and service charges, reflecting the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. In addition, BOLI income increased $2.8 million during the current year six-month period, reflecting a full six months of BOLI income, or $3.8 million, as compared to a partial quarter, or $1.0 million, of BOLI income recorded during the six months ended June 30, 2000.

Non-Interest Expense

Non-interest expense totaled $37.3 million for the six months ended June 30, 2001, as compared to $38.1 million for the same period in 2000, a decrease of $765,000, or 2.0%.

General and administrative expenses for the six months ended June 30, 2001 decreased $412,000, or 1.1%, to $37.2 million from $37.7 million for the six months ended June 30, 2000. The decrease in general and administrative expenses was primarily due to the decrease in other non-interest expenses of $2.3 million. This decrease was partially offset by an increase in compensation and employee benefit costs of $1.4 million and a $494,000 increase in occupancy and equipment expense.

The decrease in other non-interest expenses of $2.3 million was primarily due to decreased professional fees, as well as decreased operational and loan processing expenses related to the discontinuation of residential mortgage lending operations conducted by RNMC. The increase in compensation and employee benefit expense represents an increase in employee benefit plan expenses and commissions expense on alternative investment products, partially offset by a reduction in salary and commissions expense concurrent with the divestiture of RNMC. The increase in occupancy and equipment expense relates to the full six months of operating expenses associated with the de novo branches opened in the late fourth quarter of 2000 and the late second quarter 2000 move of the Company's headquarters to Jericho, New York.

Income Taxes

The provision for income taxes increased $5.2 million, from $19.8 million recorded during the six months ended June 30, 2000 to $25.0 million recorded during the six months ended June 30, 2001. The increase was attributable to the increase in income before income taxes and extraordinary item of $11.4 million in the current six month period as compared to the same prior year period. Additionally, the Company recorded a $2.3 million first quarter 2000 tax benefit that related to The Roslyn Savings Foundation. The tax provision for the six months ended June 30, 2001 reflects the effect of a full six months of the Bank's investment in BOLI.

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

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the first six months of 2001 the Bank originated $30.4 million of one- to four-family loans as compared to $561.2 million for the same six-month period of 2000. This decrease was primarily due to the divestiture of RNMC. Furthermore, during the six months ended June 30, 2001 the Bank originated $197.0 million of construction, multi-family and commercial real estate loans as compared to $110.5 million in the comparable 2000 period. Purchases of securities available-for-sale totaled $2.06 billion and $114.0 million during the six months ended June 30, 2001 and 2000, respectively. In addition to the above investing activities, the Company during the second quarter of 2000 made a $100.0 million BOLI investment and during the third quarter 2000 invested $25.0 million in a joint venture for the development of a residential community in Oyster Bay, New York.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements and FHLB borrowings. At June 30, 2001 the Company had $3.22 billion in borrowings outstanding as compared to $2.86 billion at December 31, 2000.

The Company's most liquid assets are cash and cash equivalents, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period.

Interest Rate Sensitivity Analysis - Management of Interest Rate Risk

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

The Company has utilized the following strategies to manage interest rate risk:
(i) increasing low-cost core deposits through expanded product offerings and branch network; (ii) focusing on higher margin business lines by expanding construction, commercial real estate, multi-family and consumer lending and business banking; and (iii) the utilization of borrowings and deposits to support asset growth while maintaining market spreads. In addition, during the third quarter of 2000 the Company announced strategic initiatives to de-emphasize residential mortgage lending through the divestiture of its mortgage banking subsidiary. Management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Interest Rate Sensitivity Analysis - Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2001, the Company's one-year gap position was negative 3.03%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets, as opposed to if it had a positive gap. Accordingly, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. The Company's June 30, 2001 cumulative one-year gap position reflects the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If those available-for-sale securities at June 30, 2001 were classified within the one-year maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $2.17 billion, representing a positive cumulative one-year gap position of 26.18%. Available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its negative gap position will have no material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001 that are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2001 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 6% to 32% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 8% and 45% annually, dependent upon the security type and pass-through rate. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $313.7 million of callable securities at their estimated fair value, classified according to their callable date. Of such securities, $201.8 million have been classified in the "Up to One Year" category and $111.9 million have been classified in the "Over Five Years" category. Also included in the Gap Table are $2.02 billion of callable borrowings, classified according to their maturity date. If all callable borrowings at June 30, 2001 were classified according to their first call date, the Company's one-year gap position would have been negative 12.77%.

The Company's gap position at June 30, 2001 of negative 3.03% and at December 31, 2000 of negative 16.45%, primarily reflects the use of short-term certificates of deposit, the effect of increased prepayments in the mortgage-backed securities and real estate loan portfolios, as well as management's strategy of lengthening the maturities of the Company's borrowings. The decision to extend the maturities of the Company's borrowings was primarily based upon the current interest rate environment.


                                                                   At June 30, 2001
                                  ----------------------------------------------------------------------------------
                                                  One        Two       Three       Four         Over
                                    Up to        to Two    to Three   To Four     to Five       Five
                                   One Year      Years      Years      Years       Years        Years        Total
                                  ----------   ----------  --------  ----------  ----------   ----------  ----------
                                                                 (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold              $   51,500   $        -  $      -     $     -  $        -   $       -   $   51,500
  Debt and equity
    securities, net (2)              197,512        3,814    12,045       3,346       6,692     584,060      807,469
  Mortgage-backed and
    mortgage related
    securities, net (2)            1,364,839      552,040   360,075     241,930     167,324     485,570    3,171,778

  Real estate loans,
    net (3)(4)                     1,037,167      670,801   520,136     406,178     310,997     685,701    3,630,980
  Consumer and other loans,
    net (3)(4)                        73,345       38,526     7,457       7,143      15,394     133,554      275,419
                                  ----------   ----------  --------  ----------  ----------   ----------  ----------
    Total interest-earning
      assets                       2,724,363    1,265,181   899,713     658,597     500,407    1,888,885   7,937,146
                                  ----------   ----------  --------  ----------  ----------   ----------  ----------
Interest-bearing liabilities:
  Money market accounts               52,170       30,972    18,912      11,898       7,727      186,895     308,574
  Savings accounts                    19,592       19,005    18,434      17,881      17,345      763,071     855,328
  Super NOW and NOW accounts           8,585        8,242     7,912       7,595       7,292      174,999     214,625
  Certificates of deposit          2,345,646      277,282    91,644      18,285      16,521       14,676   2,764,054
  Borrowed funds                     549,100      532,903   205,000      25,000     300,000    1,610,809   3,222,812
                                  ----------   ----------  --------  ----------  ----------   ----------  ----------
    Total interest-bearing
      liabilities                  2,975,093      868,404   341,902      80,659     348,885    2,750,450   7,365,393
                                  ----------   ----------  --------  ----------  ----------   ----------  ----------
  Interest sensitivity
    gap (5)                       $ (250,730)  $  396,777  $557,811  $  577,938  $  151,522   $ (861,565) $  571,753
                                  ==========   ==========  ========  ==========  ==========   ==========  ==========
  Cumulative interest
    sensitivity gap               $ (250,730)  $  146,047  $703,858  $1,281,796  $1,433,318   $  571,753
                                  ==========   ==========  ========  ==========  ==========   ==========

  Cumulative interest
    sensitivity gap as a
    percentage of total
    assets                             (3.03)%       1.77 %    8.51 %     15.49 %     17.33 %       6.91 %
  Cumulative net interest-
     earning assets as a
     percentage of cumulative
     interest-bearing liabilities      91.57 %     103.80 %  116.82 %    130.05 %    131.06 %     107.76 %

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.
(2) Debt, equity and mortgage-backed and mortgage related securities, net are shown at their respective carrying values. Included in debt and equity securities, net, is $107.1 million of Federal Home Loan Bank stock.
(3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
(4)  Loans held-for-sale are included in the "Up to One Year" category.
(5) The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage (ARM) loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects management's estimates as to periods to repricing at particular points in time. Among the factors considered, management monitors both current trends and its historical repricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts, which, subject to certain regulatory exceptions, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, not all will do so even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity Analysis."

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 23, 2001, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three-year terms of office each; approval of the Company's 2001 Stock-Based Incentive Plan; and the ratification of the Board of Directors' appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The number of votes cast at the meeting as to each matter acted upon was as follows (vote totals do not reflect the effect of a 3-for-2 stock split):

                                                                                               Number of Votes
                                                              Number of Votes For                 Withheld
                                                          -------------------------     ---------------------------
1.  Election of Directors:
      Joseph L. Mancino                                             51,702,283                     777,582
      John M. Tsimbinos                                             51,695,478                     784,387
      James E. Swiggett                                             51,682,281                     797,584
      Robert G. Freese                                              51,683,521                     796,344

The Directors whose terms continued and the years their terms expire are as follows:


    Continuing Directors:                            Year Term Expires
                                                      -----------------
      John R. Bransfield, Jr.                              2002
      Thomas A. Doherty                                    2002
      Maureen E. Clancy                                    2002
      Victor C. McCuaig                                    2002
      Thomas J. Calabrese, Jr.                             2003
      Spiros J. Voutsinas                                  2003
      Leonard Genovese                                     2003
      Dr. Edwin W. Martin, Jr.                             2003
      Richard C. Webel                                     2003

                                                                                  Number of            Number of
                                                              Number of             Votes                Votes
                                                              Votes For            Against            Abstaining
                                                          ---------------    -----------------    -----------------
2.  Ratification of Roslyn Bancorp, Inc. 2001
    Stock-Based Incentive Plan                                49,458,875            2,669,195              351,795



                                                                                        Number of             Number of
                                                                  Number  of              Votes                 Votes
                                                                   Votes For             Against              Abstaining
                                                                ---------------     -----------------     ------------------
3.  Ratification of appointment of KPMG LLP as
    independent auditors of the Company for the fiscal year
    ending December 31, 2001                                      51,935,369               330,481                214,015


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------
          3.1  Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
          3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)
          3.3  Third Amended and Restated Bylaws of Roslyn Bancorp, Inc. (3)
          4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)
         10.1  Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan (5)
         11.0  Statement Re:  Computation of Per Share Earnings


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

4. Incorporated by reference into this document from Exhibits to the Company's Form 8-A, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.

5. Incorporated by reference into this document from the Company's proxy statement, Commission File No. 0-28886, filed with the Securities Exchange Commission on April 19, 2001.

                                 Exhibit Index
                                 -------------

11.0 Statement Re:  Computation of Per Share Earnings

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROSLYN BANCORP, INC.
                                    (Registrant)



Date:       July 30, 2001           By:  /S/  Joseph L. Mancino
       -----------------------          ---------------------------------------
                                              Joseph L. Mancino
                                              Vice Chairman of the Board,
                                              President and Chief Executive
                                              Officer



Date:       July 30, 2001           By:  /S/  Michael P. Puorro
       -----------------------          ---------------------------------------
                                              Michael P. Puorro
                                              Treasurer and Chief Financial
                                              Officer