Form 10-Q
period 2001-09-30
ROSLYN BANCORP INC
filed 2001-11-06
CIK 1020828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                to
                         Commission file number 0-28886

                              ROSLYN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   11-3333218
  --------------------------------          -----------------------------------
  (State or Other Jurisdiction of           (I.R.S.Employer Identification No.)
   Incorporation or Organization)


    One Jericho Plaza, Jericho, New York                         11753-8905
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

                           Yes [X]                 No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Classes of Common Stock      Number of Shares Outstanding, October 29, 2001
     -----------------------      ----------------------------------------------
        $.01 Par Value                            87,917,247
        --------------                            ----------

                                   FORM 10-Q
                             ROSLYN BANCORP, INC.
                                     INDEX

                                                                                   Page
                                                                                   Number
                                                                                   ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.   Financial Statements - (Unaudited):

          Consolidated Statements of Financial Condition at
            September 30, 2001 and December 31, 2000                                1

          Consolidated Statements of Income for the three and nine months ended
            September 30, 2001 and 2000                                             2

          Consolidated Statement of Changes in Stockholders' Equity
            for the nine months ended September 30, 2001                            3

          Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2001 and 2000                   4

          Notes to Consolidated Financial Statements                                5

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    10

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk                24


PART II - OTHER INFORMATION
-----------------------------

ITEM 1.   Legal Proceedings                                                        25

ITEM 2.   Changes in Securities and Use of Proceeds                                25

ITEM 3.   Defaults Upon Senior Securities                                          25

ITEM 4.   Submission of Matters to a Vote of Security Holders                      25

ITEM 5.   Other Information                                                        25

ITEM 6.   Exhibits and Reports on Form 8-K                                         25

          Signature Page                                                           27

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report, as well as other written communications made from time to time by Roslyn Bancorp, Inc. and subsidiaries (the Company) (including, without limitation, the Company's 2000 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both accounting principles generally accepted in the United States of America (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; results of operations from real estate joint ventures; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

                              ROSLYN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                      (In thousands, except share amounts)

                                                                                           September 30, 2001  December 31, 2000
                                                                                           ------------------  -----------------

                                              ASSETS
                                              ------
Cash and cash equivalents:
  Cash and cash items                                                                       $      8,956       $        9,868
  Due from banks                                                                                  56,526               53,281
  Money market investments                                                                         6,500               19,800
                                                                                            ------------       --------------
     Total cash and cash equivalents                                                              71,982               82,949
Debt and equity securities available-for-sale, net
  (securities pledged of $154,484 and
  $322,325 at September 30, 2001 and December 31, 2000, respectively)                            718,241            1,086,711
Mortgage-backed and mortgage related securities available-for-sale, net
  (securities pledged of $1,345,548 and $1,642,655 at
  September 30, 2001 and December 31, 2000, respectively)                                      3,558,109            2,089,983
                                                                                            ------------       --------------
     Total securities available-for-sale, net                                                  4,276,350            3,176,694
Federal Home Loan Bank of New York stock, at cost                                                109,020               75,246
Loans held-for-sale                                                                                2,559                  822
Loans receivable held for investment, net:
  Real estate loans, net                                                                       3,566,865            3,828,212
  Consumer and other loans, net                                                                  278,857              258,644
                                                                                            ------------       --------------
     Total loans receivable held for investment, net                                           3,845,722            4,086,856
       Allowance for loan losses                                                                 (40,354)             (40,524)
                                                                                            ------------       --------------
          Total loans receivable held for investment, net of allowance for loan losses         3,805,368            4,046,332
Banking house and equipment, net                                                                  31,031               29,419
Accrued interest receivable                                                                       58,298               48,941
Deferred tax asset, net                                                                            6,358               47,627
Other assets                                                                                     162,692              156,239
                                                                                            ------------       --------------
          Total assets                                                                      $  8,523,658       $    7,664,269
                                                                                            ============       ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Liabilities:
  Deposits:
     Savings accounts                                                                       $    875,884       $      832,036
     Certificates of deposit                                                                   2,747,334            2,647,867
     Money market accounts                                                                       377,068              250,668
     Interest-bearing demand deposit accounts                                                    228,844              196,267
     Demand deposit accounts                                                                     170,591              149,943
                                                                                            ------------       --------------
          Total deposits                                                                       4,399,721            4,076,781
   Official checks outstanding                                                                    34,395               24,577
   Borrowed funds:
     Reverse-repurchase agreements                                                             1,433,545            2,072,614
     Other borrowings                                                                          1,895,408              782,411
                                                                                            ------------       --------------
          Total borrowed funds                                                                 3,328,953            2,855,025
  Accrued interest and dividends                                                                  32,985               33,967
  Mortgagors' escrow and security deposits                                                        39,672               33,633
  Accrued taxes payable                                                                           11,966               16,560
  Accrued expenses and other liabilities                                                          40,087               43,012
                                                                                            ------------       --------------
               Total liabilities                                                               7,887,779            7,083,555
                                                                                            ------------       --------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                          -                    -
  Common stock, $0.01 par value, 200,000,000 shares authorized; 118,811,472 and
    118,819,355 shares issued at September 30, 2001 and December 31, 2000, respectively; 89,830,947 and 92,311,700 shares outstanding at September 30,
    2001 and December 31, 2000, respectively (1)                                                   1,188                1,188
  Additional paid-in-capital   (1)                                                               506,970              505,879
  Retained earnings - partially restricted                                                       572,702              525,784
  Accumulated other comprehensive income (loss):
    Net unrealized gain (loss) on securities available-for-sale, net of tax                       12,455              (44,414)
  Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                          (45,286)             (46,631)
  Unearned common stock held by Stock-Based Incentive Plan (SBIP)                                (11,040)             (15,708)
  Common stock held by Supplemental Executive Retirement Plan and Trust (SERP), at
    cost (553,080 shares at September 30, 2001 and December 31, 2000) (1)                         (4,535)              (4,535)
  Treasury stock, at cost (28,980,525 and 25,954,575 shares at September 30, 2001 and
    December 31, 2000, respectively) (1)                                                        (396,575)            (340,849)
                                                                                            ------------       --------------
     Total stockholders' equity                                                                  635,879              580,714
                                                                                            ------------       --------------
          Total liabilities and stockholders' equity                                        $  8,523,658       $    7,664,269
                                                                                            ============       ==============

(1) Certain prior period share and amounts have been adjusted to reflect the 3-for-2 stock split on August 22, 2001.

         See accompanying notes to consolidated financial statements.

                             ROSLYN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                               For the Three Months Ended      For the Nine Months Ended
                                                                     September 30,                   September 30,
                                                            -----------------------------     --------------------------
                                                               2001             2000            2001           2000
                                                            ----------        -----------     --------      ------------
Interest income:
 Federal funds sold and short-term deposits                   $     412       $    223        $  1,270       $    843
 Debt and equity securities                                      18,131         16,468          60,171         46,684
 Mortgage-backed and mortgage related securities                 53,367         39,170         140,959        128,014
 Real estate loans                                               66,227         72,148         207,328        210,662
 Consumer and other loans                                         5,328          5,539          16,826         15,411
                                                            -----------       --------        --------       --------
   Total interest income                                        143,465        133,548         426,554        401,614
                                                            -----------       --------        --------       --------
Interest expense:
 Deposits                                                        43,016         43,675         135,367        128,701
 Borrowed funds                                                  43,606         43,349         129,281        123,108
                                                            -----------       --------        --------       --------
   Total interest expense                                        86,622         87,024         264,648        251,809
                                                            -----------       --------        --------       --------
Net interest income before provision for loan losses             56,843         46,524         161,906        149,805
Provision for loan losses                                           250          1,000             350          1,000
                                                            -----------       --------        --------       --------
Net interest income after provision for loan losses              56,593         45,524         161,556        148,805
                                                            -----------       --------        --------       --------
Non-interest income:
 Fees and service charges                                         2,928          1,611           8,480          6,172
 Net gains (losses) on securities                                 2,051         (5,999)          3,738        (17,049)
 Income from bank owned life insurance                            1,971          1,884           5,739          2,888
 Joint venture income                                             1,274              -           1,274              -
 Other non-interest income                                          553          2,736           1,566         12,301
                                                            -----------       --------        --------       --------
   Total non-interest income                                      8,777            232          20,797          4,312
                                                            -----------       --------        --------       --------
Non-interest expense:
 General and administrative expenses:
   Compensation and employee benefits                            12,782          5,860          34,195         26,748
   Occupancy and equipment                                        2,672          2,313           8,374          7,521
   Deposit insurance premiums                                       213            189             626            745
   Advertising and promotion                                        876          1,021           2,883          2,961
   Other non-interest expenses                                    3,509          4,845          11,218         14,922
                                                            -----------       --------        --------       --------
     Total general and administrative expenses                   20,052         14,228          57,296         52,897
 Amortization of excess of cost over fair value of net
         assets acquired                                             31             61              94            329
 Real estate operations, net                                          3            (32)            (16)            97
      Restructuring charge                                            -         11,973               -         11,973
                                                            -----------       --------        --------       --------
     Total non-interest expense                                  20,086         26,230          57,374         65,296
                                                            -----------       --------        --------       --------
Income before provision for income taxes and
   extraordinary item                                            45,284         19,526         124,979         87,821
Provision for income taxes                                       14,898          2,251          39,862         22,020
                                                            -----------       --------        --------       --------
Income before extraordinary item                                 30,386         17,275          85,117         65,801
Extraordinary item, net of tax - prepayment penalty on debt
    extinguishment                                               (1,892)             -          (4,311)             -
                                                            -----------       --------        --------       --------
Net income                                                  $    28,494       $ 17,275        $ 80,806       $ 65,801
                                                            ===========       ========        ========       ========

Basic earnings per share (1):
   Income before extraordinary item                         $      0.35       $   0.19        $   0.98       $   0.69
   Extraordinary item, net of tax                                 (0.02)             -           (0.05)             -
                                                            -----------       --------        --------       --------
    Net income per share                                    $      0.33       $   0.19        $   0.93       $   0.69
                                                            ===========       ========        ========       ========

Diluted earnings per share (1):
   Income before extraordinary item                         $      0.35       $   0.19        $   0.97       $   0.68
   Extraordinary item, net of tax                                 (0.02)             -           (0.05)             -
                                                            -----------       --------        --------       --------
   Net income per share                                     $      0.33       $   0.19        $   0.92       $   0.68
                                                            ===========       ========        ========       ========

(1) Prior period amounts have been adjusted to reflect the 3-for-2 stock split on August 22, 2001.

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (In thousands)

                                                                                                                        Unallocated
                                                                                      Retained        Accumulated          common
                                                                     Additional       earnings-          other             stock
                                                        Common        paid-in-        partially      comprehensive        held by
                                                       stock (1)     capital (1)     restricted      (loss) income          ESOP
                                                     ----------    ------------    ------------    ---------------    -------------
Balance at December 31, 2000                         $    1,188    $    505,879     $   525,784     $      (44,414)   $  (46,631)
 Comprehensive income:
  Net income                                                                             80,806
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
        net of reclassification adjustment (2) (3)                                                          56,869
  Total comprehensive income


Exercise of stock options and related tax benefit                                        (3,477)
Allocation of ESOP stock                                                    907                                            1,345
Amortization of SBIP stock awards                                                          (461)
Distribution of  ESOP stock                                                 184
Cash dividends declared on common stock                                                 (29,950)
Common stock acquired, at cost
                                                     ----------    ------------     -----------     --------------    -------------
Balance at September 30, 2001                        $    1,188    $    506,970     $   572,702     $       12,455    $  (45,286)
                                                     ==========    ============     ===========     ==============    =============
                                                          Unearned
                                                           common
                                                            stock           Common     Treasury        Total
                                                           held by      stock held by   stock,     stockholders'
                                                            SBIP        SERP, at cost   at cost      equity
                                                        ----------      -------------  --------    ------------
Balance at December 31, 2000                            $  (15,708)   $   (4,535)     $ (340,849)   $ 580,714
 Comprehensive income:
  Net income                                                                                           80,806
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
        net of reclassification adjustment (2) (3)                                                     56,869
                                                                                                    ---------
  Total comprehensive income                                                                          137,675
                                                                                                    ---------

Exercise of stock options and related tax benefit                                                      (3,477)
Allocation of ESOP stock                                                                                2,252
Amortization of SBIP stock awards                            4,668                                      4,207
Distribution of  ESOP stock                                                                               184
Cash dividends declared on common stock                                                               (29,950)
Common stock acquired, at cost                                                           (55,726)     (55,726)
                                                        ----------    ----------      ----------    ---------
Balance at September 30, 2001                           $  (11,040)   $   (4,535)     $ (396,575)   $ 635,879
                                                        ==========    ==========      ==========    =========

(1) The balance on December 31, 2000 has been adjusted to reflect the 3-for-2 stock split on August 22, 2001.

(2) Disclosure of reclassification amount, net of tax, for the nine months ended September 30, 2001:

          Net unrealized appreciation arising during the period, net of tax                      $59,082
          Less:  Reclassification adjustment for net gains included in net income, net of tax      2,213
                                                                                                 -------
          Net unrealized gain on securities, net of tax                                          $56,869
                                                                                                 =======

(3) The deferred tax expense relating to the net unrealized appreciation arising during the nine months ended September 30, 2001 was $41.3 million.

(4)  Disclosure of total comprehensive income at September 30, 2000:

          Net income for the nine  months ended September 30, 2000                               $65,801
          Other comprehensive income, net of tax:
            Net unrealized gain on securities, net of reclassification adjustment                 26,803
                                                                                                 -------
          Total comprehensive income for the nine  months ended September 30, 2000               $92,604
                                                                                                 =======

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                             For the Nine Months Ended
                                                                                                  September 30,
                                                                                             --------------------------
                                                                                                 2001            2000
                                                                                             ----------        --------
Cash flows from operating activities:
Net income                                                                                   $    80,806       $  65,801
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                          350           1,000
  Provision for real estate owned losses                                                               -              18
  Amortization of excess of cost over fair value of net assets acquired                               94             329
  Depreciation and amortization                                                                    2,432           2,403
  Accretion of discounts greater than amortization of premiums                                   (15,455)        (11,153)
  ESOP and SBIP expense, net                                                                       6,459           6,058
  Originations of loans held-for-sale, net of sales and securitizations                           (1,246)         59,938
  Gains on sales of loans                                                                           (491)         (8,452)
  Net (gains) losses on securities                                                                (3,738)         17,049
  Net gains on sales of real estate owned                                                            (40)            (33)
  Gain on sales of fixed assets                                                                      (35)         (3,266)
  Income from bank owned life insurance                                                           (5,739)         (2,888)
  Income taxes deferred and tax benefits attributable to stock plans                               1,978           2,232
  Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                           (9,357)            529
     (Increase) decrease in other assets                                                            (739)          4,214
     Increase (decrease) in official checks outstanding                                            9,818          (6,094)
     Decrease in accrued interest and dividends                                                     (982)           (601)
     Decrease in accrued taxes payable                                                            (4,594)         (6,535)
     Decrease in accrued expenses and other liabilities                                           (2,765)         (8,546)
     Net increase in deferred items                                                                 (891)         (5,374)
     Increase in other, net                                                                           24               -
                                                                                             -----------       ---------
       Net cash provided by operating activities                                                  55,889         106,629
                                                                                             -----------       ---------
Cash flows from investing activities:
  Purchases of Federal Home Loan Bank capital stock, net of redemptions                          (33,774)        (47,217)
  Proceeds from sales and repayments of securities available-for-sale                          2,550,227         981,627
  Purchases of securities available-for-sale                                                  (3,532,552)       (149,830)
  Investment in real estate joint venture                                                              -         (25,000)
  Purchase of Bank Owned Life Insurance                                                                -        (100,000)
  Loan originations and purchases net of principal repayments and loan sales                     241,041        (245,315)
  Purchases of banking house and equipment, net                                                   (4,009)           (359)
  Proceeds from sales of real estate owned                                                           435             144
                                                                                             -----------       ---------
       Net cash (used in) provided by investing activities                                      (778,632)        414,050
                                                                                             -----------       ---------
Cash flows from financing activities:
  Increase (decrease) in demand deposit, money market and savings accounts                       223,473         (12,332)
  Increase (decrease) in certificates of deposit                                                  99,467         (47,787)
  Increase (decrease) in short-term borrowed funds                                               103,670        (176,818)
  Increase (decrease) in long-term borrowed funds                                                370,258         (67,769)
  Increase (decrease) in mortgagors' escrow and security deposits                                  6,039             (59)
  Net cash used in exercise of stock options                                                      (5,455)         (6,255)
  Cash dividends paid on common stock                                                            (29,950)        (28,586)
  Cost to repurchase treasury stock                                                              (55,726)       (160,153)
  Cost to repurchase common stock for SERP                                                             -            (581)
                                                                                             -----------       ---------
       Net cash provided by (used in) financing activities                                       711,776        (500,340)
                                                                                             -----------       ---------
  Net (decrease) increase in cash and cash equivalents                                           (10,967)         20,339
  Cash and cash equivalents at beginning of period                                                82,949          78,849
                                                                                             -----------       ---------
  Cash and cash equivalents at end of period                                                 $    71,982       $  99,188
                                                                                             ===========       =========
  Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest on deposits and borrowed funds                                                 $   265,630       $ 252,410
                                                                                             ===========       =========
     Income taxes                                                                            $    32,779       $  25,380
                                                                                             ===========       =========
  Non-cash investing activities:
     Additions to real estate owned                                                          $       464       $     340
                                                                                             ===========       =========

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

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are the only adjustments made to the consolidated financial statements contained herein. The results of operations for the three months and/or the nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2.  RESTRUCTURING CHARGE

On August 28, 2000, the Company announced strategic initiatives and plans to discontinue the residential mortgage banking business conducted through its subsidiary, Roslyn National Mortgage Corporation (RNMC). In connection with this strategy, the Bank entered into a letter of intent for the sale of part of the residential loan origination capabilities of RNMC and divestiture of most of its remaining assets.

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

The Company has recorded all direct costs related to the RNMC divestiture as liabilities and the total pre-tax charge of $12.0 million has been classified as a restructuring charge in the Company's consolidated statement of income for the year ended December 31, 2000. As of September 30, 2001 the Company had no remaining unpaid accrued restructuring charge balance related to the RNMC divestiture. As of December 31, 2000, such balance was $532,000.

3.   EMPLOYEE STOCK OWNERSHIP PLAN

For the three months ended September 30, 2001 and 2000, compensation expense attributable to the ESOP was $823,000 and $567,000, respectively. For the nine months ended September 30, 2001 and 2000, such expense was $2.3 million and $1.5 million, respectively. In connection with the merger with T R Financial Corp. on February 16, 1999, the associated merger related costs included a $24.6 million charge relating to the allocation of ESOP shares to the former employees of T R Financial Corp. This transaction represented a non-cash charge to equity, as the shares were acquired by the former T R Financial Corp. at its initial public offering. At

September 30, 2001, $115,000 of merger related costs pertaining to the termination of the T R Financial Corp. ESOP remains in other liabilities in the accompanying consolidated statements of financial condition.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 144.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The amortizing intangible
assets will also be reviewed for impairment at least annually.    SFAS No. 142
is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entities fiscal year. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 141 on July 1, 2001. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 142 on January 1, 2002.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, which disclosures have been incorporated into our consolidated financial statements. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 140. The implementation of the remaining provisions subsequent to December 31, 2001 is not expected to have a material impact on the Company's financial condition or results of operations.

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

5.  RECENT DEVELOPMENTS

On August 20, 2001, the Company announced that the Company's Board of Directors declared a quarterly dividend of $0.1167 per common share. The dividend was paid on September 12, 2001 to shareholders of record as of August 31, 2001.

On July 26, 2001, the Company announced that the Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend, payable on August 22, 2001. Shareholders received one additional share for every two shares held at the record date, August 6, 2001. Share and per share historical data contained herein has been adjusted to give effect to the three-for-two stock split.

On July 26, 2001, the Company announced that the Company's Board of Directors approved the Company's eighth stock repurchase plan. The plan authorizes the purchase of up to 10% of its outstanding common stock, or approximately 8.9 million shares.


6.  DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, of the Company at September 30, 2001 and December 31, 2000:

                                                              September 30, 2001              December 31, 2000
                                                       --------------------------------------------------------------
                                                                          Estimated                       Estimated
                                                          Amortized          Fair         Amortized          Fair
                                                             Cost           Value            Cost           Value
                                                       --------------------------------------------------------------
                                                                                (In thousands)
Available-for-sale:
 Debt securities:
  United States Government - direct and
   guaranteed, net                                        $     1,001     $     1,026     $    41,055     $    41,328
  United States Government agencies, net                      254,503         258,707         666,285         665,551
  State, county and municipal, net                              4,469           4,940           4,463           4,865
                                                          -----------     -----------     -----------     -----------
   Total debt securities, net                                 259,973         264,673         711,803         711,744
                                                          -----------     -----------     -----------     -----------
 Equity securities:
  Preferred and common stock                                  156,635         141,520         201,721         183,044
  Trust preferreds, net                                       304,376         299,020         218,951         182,385
  Other                                                        14,017          13,028           9,040           9,538
                                                          -----------     -----------     -----------     -----------
   Total equity securities, net                               475,028         453,568         429,712         374,967
                                                          -----------     -----------     -----------     -----------
   Total debt and equity securities, net                      735,001         718,241       1,141,515       1,086,711
                                                          -----------     -----------     -----------     -----------

 Mortgage-backed and mortgage related securities,
  net:
  FNMA pass-through securities, net                           341,613         345,803         140,561         141,301
  GNMA pass-through securities, net                           413,962         425,777         543,227         545,528
  FHLMC pass-through securities, net                          111,355         116,943         140,187         143,851
  GNMA adjustable-rate mortgage pass-through
   securities, net                                            144,697         147,802         175,253         177,281
  Whole loan private collateralized mortgage
     obligations, net                                       1,015,447       1,030,837         227,450         227,107
  Agency collateralized mortgage obligations, net           1,492,782       1,490,947         885,145         854,915
                                                          -----------     -----------     -----------     -----------
   Total mortgage-backed and mortgage related
     securities, net                                        3,519,856       3,558,109       2,111,823       2,089,983
                                                          -----------     -----------     -----------     -----------
   Total securities available-for-sale, net               $ 4,254,857     $ 4,276,350     $ 3,253,338     $ 3,176,694
                                                          ===========     ===========     ===========     ===========

7.   LOANS RECEIVABLE, NET

Loans receivable, net, at September 30, 2001 and December 31, 2000 consist of the following:


                                                            September 30, 2001     December 31, 2000
                                                            ------------------     -----------------
                                                                             (In thousands)
Loans held-for-sale:
  One- to four-family loans                                   $       1,966         $           -
  Student loans                                                         593                   822
                                                              -------------         -------------
     Total loans held-for-sale                                $       2,559         $         822
                                                              =============         =============


Loans receivable held for investment, net:
 Real estate loans:
  One -to four-family                                         $   2,549,339         $   3,046,228
  Multi-family                                                      144,687               102,824
  Commercial                                                        617,220               523,028
  Construction and development                                      240,156               138,205
                                                              -------------         -------------
      Total real estate loans                                     3,551,402             3,810,285
  Net unamortized discount and deferred income                       (1,159)               (2,364)
  Net deferred loan origination costs                                16,622                20,291
                                                              -------------         -------------
      Total real estate loans, net                                3,566,865             3,828,212

 Consumer and other loans, net:
  Consumer and other                                                 51,835                38,173
  Home equity and second mortgage                                   174,346               153,239
  Automobile leases                                                  50,958                65,627
                                                              -------------         -------------
      Total consumer and other loans                                277,139               257,039
  Net deferred loan origination costs                                 1,718                 1,605
                                                              -------------         -------------
     Total consumer and other loans, net                            278,857               258,644
                                                              -------------         -------------
 Allowance for loan losses                                          (40,354)              (40,524)
                                                              -------------         -------------
     Loans receivable held for investment, net                $   3,805,368         $   4,046,332
                                                              =============         =============

8.   ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned, net, at the dates indicated. It is the Bank's policy generally to discontinue accruing interest on all loans which are more than 90 days past due, or when, in the opinion of management, such suspension is warranted. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

                                                                          At September 30, 2001         At December 31, 2000
                                                                          ---------------------         --------------------
                                                                                            (In thousands)
Non-accrual loans:
  One- to four-family                                                     $               6,812        $               8,859
  Commercial real estate                                                                    190                          830
  Home equity                                                                               333                           74
  Consumer and other                                                                        124                           17
                                                                          ---------------------        ---------------------
      Total non-accrual loans                                                             7,459                        9,780
Loans contractually past due 90 days or more and still accruing (1)                       4,677                            -
                                                                          ---------------------        ---------------------
      Total non-performing loans                                                         12,136                        9,780
Real estate owned, net of allowance                                                         362                          293
                                                                          ---------------------        ---------------------
      Total non-performing assets                                         $              12,498        $              10,073
                                                                          =====================        =====================

Allowance for loan losses as a percent of loans (2)                                        1.05%                        0.99%

Allowance for loan losses as a percent of total
  non-performing loans                                                                   332.51%                      414.36%

Total non-performing loans as a percent of loans (2)                                       0.32%                        0.24%

Total non-performing assets as a percent of total assets                                   0.15%                        0.13%

(1) Amount shown is comprised of U.S. Government guaranteed one- to four-family loans; such amount at December 31, 2000 would have been $3.0 million.
(2) Loans include loans receivable held for investment, net, excluding the allowance for loan losses.

Loans in arrears three months or more were as follows at:


                                         Amount             Percent of Loans
                                         ------             -----------------
                                (Dollars in thousands)


          September 30, 2001            $12,136                   0.32%
                                        =======                   ====
          December 31, 2000             $ 9,780                   0.24%
                                        =======                   ====
          December 31, 1999             $18,963                   0.49%
                                        =======                   ====

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets at September 30, 2001 were $8.52 billion, an increase of $859.4 million, or 11.2%, from $7.66 billion at December 31, 2000. This increase primarily was due to an increase in the mortgage-backed and mortgage related securities portfolio, partially offset by a decrease in the debt and equity securities portfolio and total loans, net. Mortgage-backed and mortgage related securities increased $1.47 billion, or 70.2%, from $2.09 billion at December 31, 2000 to $3.56 billion at September 30, 2001. The increase in these securities was primarily due to management's strategy of deploying proceeds from increased deposits, borrowings and principal repayments on loans and debt securities into mortgage-backed and mortgage related securities. Debt and equity securities, net, decreased $368.5 million, or 33.9%, to $718.2 million at September 30, 2001, as compared to $1.09 billion at December 31, 2000. Total loans, net of unearned income, decreased $239.4 million, or 5.9%, to $3.85 billion at September 30, 2001, as compared to $4.09 billion at December 31, 2000. The decrease in total loans, net of unearned income, is primarily due to principal repayments and sales of loans partially, which were offset by loan originations for the nine months ended September 30, 2001.

Total liabilities at September 30, 2001 were $7.89 billion, an increase of $804.2 million, or 11.4%, from $7.08 billion at December 31, 2000. The increase in total liabilities principally was due to an increase in total deposits and borrowed funds. Total deposits increased $322.9 million, or 7.9%, from $4.08 billion at December 31, 2000 to $4.40 billion at September 30, 2001. The increase in total deposits reflects the Bank's continued emphasis on attracting core deposits through new product offerings and de novo branches. Core deposits increased $223.5 million, or 15.6%, from $1.43 billion at December 31, 2000 to $1.65 billion at September 30, 2001. Additionally, certificates of deposit increased $99.5 million, or 3.8%, from $2.65 billion at December 31, 2000 to $2.75 billion at September 30, 2001. Borrowed funds increased $473.9 million, or 16.6%, from $2.86 billion at December 31, 2000 to $3.33 billion at September 30, 2001. The Company utilizes borrowings, primarily in the form of Federal Home Loan Bank (FHLB) borrowings, to fund and sustain asset growth.

Total stockholders' equity increased $55.2 million, or 9.5%, to $635.9 million at September 30, 2001 from $580.7 million at December 31, 2000. The increase was due to net income for the nine months ended September 30, 2001 of $80.8 million, the effect of the distribution of ESOP stock of $184,000, amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans of $6.5 million and an increase of $56.9 million in the net unrealized gain on securities available-for-sale from an unrealized loss at December 31, 2000. Items that offset these increases were dividends paid of $30.0 million, the $3.5 million effect of stock options exercised for the nine months ended September 30, 2001 and the purchase of $55.7 million of treasury stock.

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

                                                                      For the Three Months Ended September 30,
                                                   ---------------------------------------------------------------------------
                                                                       2001                                    2000
                                                   ------------------------------------     ---------------------------------
                                                                                Average                                Average
                                                      Average                   Yield/        Average                  Yield/
                                                      Balance      Interest      Cost         Balance      Interest     Cost
                                                   -----------    ---------   ---------     -----------   ----------  --------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold and short-term deposits      $    47,182     $    412      3.49%       $  13,639     $    223       6.54%
   Debt and equity securities, net                     900,958       18,131      8.05          854,863       16,468       7.71
   Mortgage-backed and mortgage
     related securities, net                         3,322,835       53,367      6.42        2,274,454       39,170       6.89
   Real estate loans, net                            3,532,998       66,227      7.50        3,869,788       72,148       7.46
   Consumer and other loans, net                       305,057        5,328      6.99          260,578        5,539       8.50
                                                   -----------   ----------                -----------   ----------
          Total interest-earning assets              8,109,030      143,465      7.08        7,273,322      133,548       7.34
                                                                 ----------                              ----------
Non-interest-earning assets (1)                        269,530                                 179,601
                                                   -----------                             -----------
Total assets                                       $ 8,378,560                             $ 7,452,923
                                                   ===========                             ===========


Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                           $   362,969        2,844      3.13      $   232,863        2,603       4.47
   Savings accounts                                    901,059        3,867      1.72          919,312        4,398       1.91
   Super NOW and NOW accounts                          222,986          804      1.44          178,142          834       1.87
   Certificates of deposit                           2,745,121       35,501      5.17        2,503,047       35,840       5.73
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing deposits            4,232,135       43,016      4.07        3,833,364       43,675       4.56
   Borrowed funds                                    3,275,764       43,606      5.32        2,796,531       43,349       6.20
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing liabilities         7,507,899       86,622      4.61        6,629,895       87,024       5.25
                                                                 ----------                              ----------
Non-interest-bearing liabilities                       260,200                                 260,966
                                                   -----------                             -----------
Total liabilities                                    7,768,099                               6,890,861
Stockholders' equity                                   610,461                                 562,062
                                                   -----------                             -----------
Total liabilities and stockholders' equity         $ 8,378,560                             $ 7,452,923
                                                   ===========                             ===========


Net interest income/interest rate spread (2)                     $   56,843      2.47%                   $   46,524       2.09%
                                                                 ==========   =======                    ==========    =======


Net interest margin (2)                                                          2.80%                                    2.56%
                                                                              =======                                  =======

Ratio of interest-earning assets to
  interest-bearing liabilities                                                 108.01%                                  109.70%
                                                                              =======                                  =======

______________________

(1) Included in non-interest-earnings assets for the three months ended September 30, 2001 and 2000 is Bank Owned Life Insurance (BOLI) with an average balance if $109.2 million and $101.6 million, respectively, and income of $2.0 million and $1.9 million, respectively. The result of reclassifying the BOLI asset into interest-earning assets and the associated income from other income to interest income for the three months ending September 30, 2001 and 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.47%, 2.86% and 109.46%, respectively, and 2.10%, 2.63% and 111.24%, respectively.
(2) On a tax equivalent basis, inclusive of reclassifying the BOLI asset, the net interest rate spread and the net interest margin for the three months ended September 30, 2001 and 2000 would be 2.69% and 3.08%, and 2.26% and 2.79%, respectively.

                                                                           For the Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------------

                                                                    2001                                    2000
                                                   -------------------------------------   -----------------------------------
                                                                                Average                                Average
                                                      Average                   Yield/        Average                  Yield/
                                                      Balance      Interest      Cost         Balance      Interest     Cost
                                                   -----------   -----------   ---------   -----------   -----------   -------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold and short-term deposits      $    39,565   $    1,270      4.28%     $    18,566   $      843       6.05%
   Debt and equity securities, net                     989,107       60,171      8.11          834,358       46,684       7.46
   Mortgage-backed and mortgage
     related securities, net                         2,857,446      140,959      6.58        2,484,304      128,014       6.87
   Real estate loans, net                            3,662,104      207,328      7.55        3,766,378      210,662       7.46
   Consumer and other loans, net                       295,593       16,826      7.59          250,770       15,411       8.19
                                                   -----------   ----------                -----------   ----------
          Total interest-earning assets              7,843,815      426,554      7.25        7,354,376      401,614       7.28
                                                                 ----------                              ----------
Non-interest-earning assets (1)                        249,412                                 117,184
                                                   -----------                             -----------
Total assets                                       $ 8,093,227                             $ 7,471,560
                                                   ===========                             ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                           $   302,856        8,072      3.55      $   238,594        7,752       4.33
   Savings accounts                                    884,727       11,617      1.75          939,003       13,502       1.92
   Super NOW and NOW accounts                          210,530        2,428      1.54          161,755        2,295       1.89
   Certificates of deposit                           2,733,149      113,250      5.52        2,536,392      105,152       5.53
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing deposits            4,131,262      135,367      4.37        3,875,744      128,701       4.43
   Borrowed funds                                    3,099,771      129,281      5.56        2,744,650      123,108       5.98
                                                   -----------   ----------                -----------   ----------
          Total interest-bearing liabilities         7,231,033      264,648      4.88        6,620,394      251,809       5.07
                                                                 ----------                              ----------
Non-interest-bearing liabilities                       255,157                                 272,579
                                                   -----------                             -----------
Total liabilities                                    7,486,190                               6,892,973
Stockholders' equity                                   607,037                                 578,587
                                                   -----------                             -----------
Total liabilities and stockholders' equity         $ 8,093,227                             $ 7,471,560
                                                   ===========                             ===========

Net interest income/interest rate spread (2)                     $  161,906      2.37%                   $  149,805       2.21%
                                                                 ==========    ======                    ==========     ======


Net interest margin (2)                                                          2.75%                                    2.72%
                                                                               ======                                   ======

Ratio of interest-earning assets to
  interest-bearing liabilities                                                 108.47%                                  111.09%
                                                                               ======                                   ======

___________________

(1) Included in non-interest-earning assets for the nine months ended September 30, 2001 and 2000 is BOLI with an average balance of $107.3 million and $52.8 million, respectively, and income of $5.7 million and $2.9 million, respectively. The result of reclassifying the BOLI asset into interest-earning assets and the associated income from other income to interest income for the nine months ending September 30, 2001 and 2000 on the net interest rate spread, net interest margin and the ratio of interest-earning assets to interest-bearing liabilities would be 2.37%, 2.81% and 109.96%, respectively, and 2.21%, 2.75% and 111.88%, respectively.
(2) On a tax equivalent basis, inclusive of reclassifying the BOLI asset, the net interest margin for the nine months ended September 30, 2001 and 2000 would be 2.59% and 3.03%, and 2.35% and 2.89%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

General

The Company reported net income of $28.5 million, or basic and diluted earnings per share of $0.33, for the quarter ended September 30, 2001, compared to $17.3 million, or basic and diluted earnings per share of $0.19, for the comparable prior year period. Earnings per share data for the three months ended September 30, 2000 has been adjusted to reflect the August 22, 2001 3-for-2 stock split.

For three months ended September 30, 2001 net income includes an extraordinary item, net of tax, of $1.9 million relating to prepayment penalties incurred on debt extinguishment. The extraordinary item relates to the loss, net of tax, incurred on the restructuring of $93.5 million of reverse-repurchase agreements with a weighted average cost of 6.50%.

Interest Income

Interest income for the quarter ended September 30, 2001 increased $10.0 million, or 7.4%, to $143.5 million from $133.5 million for the quarter ended September 30, 2000. This increase was primarily the result of an increase in average interest-earning assets of $835.7 million to $8.11 billion for the quarter ended September 30, 2001 from $7.27 billion in the comparable quarter of 2000. This increase in average balance was partially offset by a decrease in the average yield on total interest-earning assets from 7.34% for the quarter ended September 30, 2000 to 7.08% for the 2001 comparable quarter. The increase in average interest-earning assets from the September 30, 2000 period was attributable to a $1.05 billion increase in average balance of mortgage-backed and mortgage related securities, net, the increase in average balance of debt and equity securities, net, of $46.1 million and the increase in average balance of consumer and other loans, net, of $44.5 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $336.8 million from the September 30, 2000 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $14.2 million, or 36.2%, to $53.4 million for the three months ended September 30, 2001 from $39.2 million for the same period in 2000. The increase was principally the result of an increase in the average balance of mortgage-backed and mortgage related securities, net, from $2.27 billion for the three months ended September 30, 2000 to $3.32 billion for the three months ended September 30, 2001. This increase in average balance primarily was due to management's strategy of investing the proceeds received from increased borrowings and deposit liabilities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 47 basis points from 6.89% for the three months ended September 30, 2000 to 6.42% for the three months ended September 30, 2001.

Interest income on debt and equity securities, net, increased $1.6 million, or 10.1%, to $18.1 million for the three months ended September 30, 2001 from $16.5 million for the same period in 2000. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $46.1 million, or 5.4%, from $854.9 million for the three months ended September 30, 2000 to $901.0 million for the three months ended September 30, 2001. In addition to the increase in the average balance of debt and equity securities, net, the average yield on such securities increased 34 basis points from 7.71% for the quarter ended September 30, 2000 to 8.05% for the same period in 2001.

Interest income on consumer and other loans, net, decreased $211,000, or 3.8%, to $5.3 million for the three months ended September 30, 2001 from $5.5 million for the same period in 2000. This decrease was due to a 151 basis point decrease in the average yield on consumer and other loans, net, from 8.50% for the three months ended September 30, 2000 to 6.99% for the same period in 2001, partially offset by a $44.5 million, or 17.1%, increase in the average balance of consumer and other loans, net, outstanding from $260.6 million for the three months ended September 30, 2000 to $305.1 million for the three months ended September 30, 2001. The decrease in average yield was principally due to downward repricing of consumer loan products during the declining interest rate environment experienced in 2001.

Interest income on real estate loans, net, decreased $5.9 million, or 8.2%, to $66.2 million for the three months ended September 30, 2001 from $72.1 million for the same period in 2000. The decrease was a result of the decrease in the average balance of real estate loans, net, outstanding from $3.87 billion for the quarter ended September 30, 2000 to $3.53 billion for the quarter ended September 30, 2001. The decrease in average balance was due to a net decrease in one-to four-family loans of $569.0 million, partially offset by a $277.0 million net increase in multi-family, construction and commercial real estate loans over the 12 month period following September 30, 2000. The decrease was also offset by a 4 basis point increase in the average yield on real estate loans from 7.46% for the three months ended September 30, 2000 to 7.50% for the same period in 2001. The increase in the yield was principally due to the effect of the recent change in the portfolio mix toward higher yielding commercial real estate, construction and development and multi-family loans.

Interest Expense

Interest expense for the three months ended September 30, 2001 was $86.6 million, compared to $87.0 million for the three months ended September 30, 2000, a decrease of $402,000, or 0.5%. The decrease in interest expense was the result of a 64 basis point decrease in the average cost of interest-bearing liabilities for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease in average cost was offset by a $878.0 million, or 13.2%, increase in the average balance of interest-bearing liabilities from $6.63 billion for the quarter ended September 30, 2000 to $7.51 billion for the quarter ended September 30, 2001. The increase in average interest-bearing liabilities reflects a $398.8 million increase in the average balance of interest-bearing deposits and a $479.2 million increase in the average balance of borrowed funds as compared to the prior year quarter.

Interest expense on interest-bearing deposits for the three months ended September 30, 2001 decreased $659,000, or 1.5%, to $43.0 million from $43.7 million for the corresponding 2000 period. This decrease was primarily due to a 49 basis point decrease in the rate paid on interest-bearing deposits from 4.56% for the three months ended September 30, 2000 to 4.07% for the corresponding period in 2001. Contributing to this decrease was a decrease in the average balance of savings accounts of $18.3 million for the three months ended September 30, 2001 from the corresponding period in 2000. Partially offsetting these decreases was a $130.1 million increase in average balance of money market accounts, an increase in the average balance of Super NOW and NOW accounts of $44.8 million and an increase in the average balance of certificates of deposits of $242.1 million for the three months ended September 30, 2001 from the corresponding period in 2000. The increase in average money market, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products and through additional deposits generated from the Company's de novo branching strategy.

The average balance of borrowed funds increased $479.2 million, or 17.1%, from $2.80 billion for the three months ended September 30, 2000 to $3.28 billion for the three months ended September 30, 2001. This increase, offset by an 88 basis point decrease in the average cost, resulted in a $257,000, or 0.6%, increase in interest expense on borrowed funds, from $43.3 million for the quarter ended September 30, 2000 to $43.6 million for the quarter ended September 30, 2001.

Net Interest Income

Net interest income before provision for loan losses was $56.8 million for the three months ended September 30, 2001, as compared to $46.5 million for the three months ended September 30, 2000, an increase of $10.3 million, or 22.2%. The increase in net interest income reflects the impact of the widening interest rate spread and margin experienced for the three months ended September 30, 2001 as compared to the prior year quarter. The net interest rate spread and margin for the three months ended September 30, 2001 was 2.47% and 2.80%, respectively, and 2.09% and 2.56%, respectively, for the same period in 2000.

Provision for Loan Losses

The Company had a provision for loan losses for the three months ended September 30, 2001 of $250,000 compared to $1.0 million for the three months ended
September 30, 2000.   The provision for loan losses for the three months ended
September 30, 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. The $1.0 million provision for loan losses for the three months ended September 30, 2000 relates to, after management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans, a provision on $11.2 million of loans transferred from RNMC as part of the divestiture process. At September 30, 2001 and December 31, 2000 the allowance for loan losses amounted to $40.4 million and $40.5 million, respectively. The ratio of such allowance to total non-performing loans was 332.51% at September 30, 2001, as compared to 414.36% at December 31, 2000.

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

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosures proceedings in the Company's lending areas. Management continues to believe the Company's reported allowance for loan losses at September 30, 2001 is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Subsequent to September 30, 2001, the Company placed two commercial credit relationships, totaling $34.0 million, on non-accrual status. The first relationship consists of three loans totaling $15.0 million secured by five commercial properties in the New York Metropolitan area with an indicated loan-to-value ratio of approximately 73% based on independent appraisals conducted on the properties between April 1996 and October 1998. The Company is in the process of instituting foreclosure proceedings on the collateral properties. The Company is required to obtain judicial relief from the bankruptcy court in order to foreclose on three of the properties, as some of the borrower entities are currently operating under Chapter 11 bankruptcy protection. The second relationship is a $19.0 million loan secured by two assisted living facilities, also in the New York Metropolitan area, with an indicated loan-to-value ratio of approximately 69% based on a November 2000 independent appraisal. The Company is in the process of initiating foreclosure proceedings on this loan. Although no assurances can be given, based on management's evaluation of all currently available information regarding these two credit relationships, including the collateral values determined by independent appraisers, management believes that it is unlikely that the Company will incur any material loss of principal on either credit relationship and believes that the allowance for loan losses at September 30, 2001 remains adequate.

Non-Interest Income

Non-interest income increased $8.5 million from $232,000 for the quarter ended September 30, 2000 to $8.8 million for the same quarter in 2001. The increase reflects the increase in the net gain on securities of $8.1 million from the prior year quarter loss of $6.0 million to a net gain on securities of $2.1 million in the current year quarter. The increase in the net gain on securities was partially offset by a decrease in other non-interest income primarily attributable to a $2.7 million decrease in mortgage banking operations income resulting from the divestiture of RNMC. Additionally, non-interest income increased due to an increase in fees and service charges of $1.3 million during the quarter ended September 30, 2001. The increase in fees and service charges was attributable to a rise in fee income and service charges, reflecting the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. Also included in the 2001 quarter was $1.3 million in income related to the delivery of 13 units in the Company's joint venture for the development of a residential community in Oyster Bay, New York.

Non-Interest Expense

Non-interest expense totaled $20.1 million for the quarter ended September 30, 2001, as compared to $26.2 million for the same period in 2000. This decrease in non-interest expense of $6.1 million, or 23.4%, for the three months ended September 30, 2001 primarily was attributable to the divestiture of RNMC in 2000.

General and administrative expenses for the quarter ended September 30, 2001 increased $5.9 million, or 40.9%, to $20.1 million from $14.2 million for the quarter ended September 30, 2000. The increase in general and administrative expenses was primarily due to the an increase in compensation and employee benefit costs of $6.9 million and a $359,000 increase in occupancy and equipment. These increases were partially offset by a decrease in other non-interest expenses of $1.3 million and a decrease in advertising and promotion expense of $145,000.

The increase in compensation and employee benefit expense represents an increase in certain employee benefit plan expenses, an employee benefit plan settlement gain of $3.5 million recognized in the third quarter of 2000 and an increase in commission expenses paid on sales of alternative investment products during the 2001 quarter, partially offset by a reduction in salary and commissions concurrent with the divestiture of RNMC in 2000. The increase in occupancy and equipment expense primarily relates to the operation of the de novo branches opened in the late fourth quarter of 2000. The decrease in other non-interest expenses of $1.3 million was primarily due to decreased operational and loan processing expenses related to the discontinuation of residential mortgage lending operations conducted by RNMC. The decrease in advertising and promotion expense was due to the decrease in expense related to the Bank's high performance checking campaign, which commenced during early 2000.

Income Taxes

The provision for income taxes increased $12.6 million, from $2.3 million recorded during the quarter ended September 30, 2000 to $14.9 million recorded during the quarter ended September 30, 2001. The increase was attributable to the increase in income before income taxes and extraordinary item of $25.8 million in the current year quarter as compared to the same prior year quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

General

The Company reported net income of $80.8 million, or basic earnings per share of $0.93 and diluted earnings per share of $0.92, for the nine months ended September 30, 2001, compared to $65.8 million, or basic earnings per share of $0.69 and diluted earnings per share of $0.68, for the comparable prior year period. Earnings per share data for the nine months ended September 30, 2000 has been adjusted to reflect the August 22, 2001 3-for-2 stock split.

The nine months ended September 30, 2001 net income includes an extraordinary item, net of tax, of $4.3 million relating to prepayment penalties incurred on debt extinguishment. The extraordinary item relates to the loss, net of tax, incurred on the restructuring of $230.0 million of reverse-repurchase agreements with a weighted average cost of 6.44%.

Interest Income

Interest income for the nine months ended September 30, 2001 increased $25.0 million, or 6.2%, to $426.6 million from $401.6 million for the nine months
ended September 30, 2000.   The increase in interest income was due to an
increase in average interest-earning assets of $489.4 million to $7.84 billion for the nine months ended September 30, 2001 as compared to $7.35 billion in the comparable period of 2000. The increase in average interest-earning assets was attributable to a $373.1 million increase in average balance of mortgage-backed and mortgage related securities, net, an increase in the average balance of debt and equity securities, net, of $154.7 million and an increase in the average balance of consumer and other loans, net, of $44.8 million from the September 30, 2000 period. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $104.3 million and a 3 basis point decrease in the average yield on total interest-earning assets from 7.28% for the nine months ended September 30, 2000 to 7.25% for the 2001 comparable period.

Interest income on mortgage-backed and mortgage related securities, net, increased $13.0 million, or 10.1%, to $141.0 million for the nine months ended September 30, 2001 from $128.0 million for the same period in 2000. The increase was principally the result of a increase in the average balance of mortgage-backed and mortgage related securities, net, from $2.48 billion for the nine months ended September 30, 2000 to $2.86 billion for the nine months ended September 30, 2001. The increase in average balance was partially offset by an decrease in the average yield on mortgage-backed and mortgage related securities, net, of 29 basis points from 6.87% for the nine months ended September 30, 2000 to 6.58% for the nine months ended September 30, 2001.

Interest income on debt and equity securities, net, increased $13.5 million, or 28.9%, to $60.2 million for the nine months ended September 30, 2001 from $46.7 million for the same period in 2000. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $154.7 million, or 18.5%, from $834.4 million for the nine months ended September 30, 2000 to $989.1 million for the nine months ended September 30, 2001. In addition to the increase in the average balance of debt and equity securities, net, the average yield on such securities increased 65 basis points from 7.46% for the nine months ended September 30, 2000 to 8.11% for the same period in 2001.

Interest income on consumer and other loans, net, increased $1.4 million, or 9.2%, to $16.8 million for the nine months ended September 30, 2001 from $15.4 million for the same period in 2000. The increase relates to a $44.8 million, or 17.9%, increase in the average balance of consumer and other loans, net, outstanding from $250.8 million for the nine months ended September 30, 2000 to $295.6 million for the nine months ended September 30, 2001. This increase was partially offset by a 60 basis point decrease in the average yield on consumer and other loans, net, from 8.19% for the nine months ended September 30, 2000 to 7.59% for the same period in 2001. The decrease in average yield was principally due to downward repricing of consumer loan products during the declining interest rate environment during 2001.

Interest income on real estate loans, net, decreased $3.3 million, or 1.6%, to $207.3 million for the nine months ended September 30, 2001 from $210.7 million for the same period in 2000. The decrease was the result of a decline in the average balance of real estate loans, net, outstanding from $3.77 billion for the nine months ended September 30, 2000 to $3.66 billion for the nine months ended September 30, 2001. Partially offsetting the decrease in average balance was a 9 basis point increase in the average yield on real estate loans, net, from 7.46% for the nine months ended September 30, 2000 to 7.55% for the same period in 2001. This increase in average yield was due partially to $419.1 million in multi-family, construction and commercial real estate loan originations over the 12-month period following September 30, 2000.

Interest Expense

Interest expense for the nine months ended September 30, 2001 was $264.6 million, compared to $251.8 million for the nine months ended September 30, 2000, an increase of $12.8 million, or 5.1%. The increase in interest expense was the result of an increase of $610.6 million, or 9.2%, in the average balance of interest-bearing liabilities from $6.62 billion for the nine months ended September 30, 2000 to $7.23 billion for the nine months ended September 30, 2001. The increase in average balance was offset by a 19 basis point decrease in the average cost of interest-bearing liabilities from 5.07% for the nine months ended September 30, 2000 to 4.88% for the comparable 2001 period. The increase in interest-bearing liabilities reflects a $255.5 million increase in the average balance of interest-bearing deposits and a $355.1 million increase in the average balance of borrowed funds as compared to the prior year nine-month period.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2001 increased $6.7 million, or 5.2%, to $135.4 million from $128.7 million for the corresponding 2000 period. This increase was primarily due to an increase of $64.3 million in the average balance of money market accounts, an increase in the average balance of Super NOW and NOW accounts of $48.8 million and an increase in the average balance of certificates of deposits of $196.8 million for the nine months ended September 30, 2001 from the corresponding period in 2000. Partially offsetting these increases was a decrease in the average balance of savings accounts of $54.3 million and a 6 basis point decrease in the rate paid on interest-bearing deposits from 4.43% for the nine months ended September 30, 2000 to 4.37% for the corresponding period in 2001. The increase in average money market, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products and through additional deposits generated from the Company's de novo branching strategy.

The average balance of borrowed funds increased $355.1 million, or 12.9%, from $2.74 billion for the nine months ended September 30, 2000 to $3.10 billion for the nine months ended September 30, 2001. This increase, combined with an 42 basis point decrease in the average cost, resulted in a $6.2 million, or 5.0%, increase in interest expense on borrowed funds from $123.1 million for the nine months ended September 30, 2000 to $129.3 million for the nine months ended September 30, 2001.

Net Interest Income

Net interest income before provision for loan losses was $161.9 million for the nine months ended September 30, 2001, as compared to $149.8 million for the nine months ended September 30, 2000, an increase of $12.1 million, or 8.1%. The increase in net interest income reflects the impact of the lower interest rate environment experienced during 2001, which resulted in the Company's interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets. The interest rate spread and margin for the nine months ended September 30, 2001 was 2.37% and 2.75%, respectively, and 2.21% and 2.72%, respectively, for the same period in 2000.

Provision for Loan Losses

The Company had a provision for loan losses for the nine months ended September 30, 2001 of $350,000 compared to $1.0 million for the three months ended
September 30, 2000.   The provision for loan losses for the nine months ended
September 30, 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. The $1.0 million provision for loan losses for the nine months ended September 30, 2000 relates to, after management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans, a provision on $11.2 million of loans transferred from RNMC as part of its divestiture process.

Subsequent to September 30, 2001, the Company placed two commercial credit relationships, totaling $34.0 million, on non-accrual status. The first relationship consists of three loans totaling $15.0 million secured by five commercial properties in the New York Metropolitan area with an indicated loan-to-value ratio of approximately 73% based on independent appraisals conducted on the properties between April 1996 and October 1998. The Company is in the process on instituting foreclosure proceedings on the collateral properties. The Company is required to obtain judicial relief from the bankruptcy court in order to foreclose on three of the properties as some of the borrower entities are currently operating under Chapter 11 bankruptcy protection. The second relationship is a $19.0 million loan secured by two assisted living facilities, also in the New York Metropolitan area, with an indicated loan-to-value ratio of approximately 69% based on a November 2000 independent appraisal. The Company is in the process of initiating foreclosure proceedings on this loan. Although no assurances can be given, based on management's evaluation of all currently available information regarding these two credit relationships, including the collateral values determined by independent appraisers, management believes that it is unlikely that the Company will incur any material loss of principal on either credit relationship and believes that the allowance for loan losses at September 30, 2001 remains adequate.

Non-Interest Income

Non-interest income increased $16.5 million, or 382.3%, from $4.3 million for the nine months ended September 30, 2000 to $20.8 million for the same nine-month period in 2001. The increase principally reflects the increase in the net gain on securities of $20.7 million from the corresponding prior year nine-month period loss of $17.0 million to a net gain on securities of $3.7 million in the current year nine-month period. In addition to the increase in the net gain on securities, fees and service charges increased $2.3 million during the nine months ended September 30, 2001. The increase in fees and service charges was attributable to a rise in fee income and service charges resulting from the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. Income on BOLI increased $2.8 million during the current year nine-month period, reflecting a full nine months of BOLI income, or $5.7 million, as compared to the partial period, or $2.9 million, of BOLI income recorded during the nine months ended September 30, 2000. Partially offsetting the above increases was a decrease of $10.7 million in other non-interest income. The decrease in other non-interest income principally relates to the second quarter of 2000 $3.3 million gain on the sale of the former T R Financial Corp. headquarters and a decrease in mortgage banking operations income of $8.7 million due to the divestiture of RNMC in 2000. Also included in non-interest income for the nine months ended September 30, 2001 was $1.3 million in income related to the delivery of 13 units, during the third quarter of 2001, in the Company's joint venture for the development of a residential community in Oyster Bay, New York.

Non-Interest Expense

Non-interest expense totaled $57.4 million for the nine months ended September 30, 2001, as compared to $65.3 million for the same period in 2000, a decrease of $7.9 million, or 12.1%.

General and administrative expenses for the nine months ended September 30, 2001 increased $4.4 million, or 8.3%, to $57.3 million from $52.9 million for the nine months ended September 30, 2000. The increase in general and administrative expenses was primarily due to the increase in compensation and employee benefit costs of $7.4 million. This increase was partially offset by a decrease in other non-interest expenses of $3.7 million.

The increase in compensation and employee benefit expense represents an increase in employee benefit plan expenses and commission expenses paid on sales of alternative investment products, partially offset by a reduction in salary and commissions expense concurrent with the divestiture of RNMC. The decrease in other non-interest expenses of $3.7 million was primarily due to decreased operational and loan processing expenses related to the discontinuation of residential mortgage lending operations conducted by RNMC, as well as a decrease in other operating expenses.

Income Taxes

The provision for income taxes increased $17.9 million, from $22.0 million recorded during the nine months ended September 30, 2000 to $39.9 million recorded during the nine months ended September 30, 2001. The increase was attributable to the increase in income before income taxes and extraordinary item of $37.2 million in the current nine month period as compared to the same prior year period. Additionally, the Company recorded a $2.3 million first quarter 2000 tax benefit that related to The Roslyn Savings Foundation. The tax provision for the nine months ended September 30, 2001 reflects the effect of a full nine months of the Bank's investment in BOLI.

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

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the first nine months of 2001, the Bank originated $44.5 million of one- to four-family loans as compared to $786.1 million for the same nine-month period of 2000. This decrease was due to the divestiture of RNMC and the Company's de-emphasis of one-to four-family lending. During the nine months ended September 30, 2001 the Bank originated $355.5 million of construction, multi-family and commercial real estate loans as compared to $158.3 million in the comparable 2000 period. Purchases of securities available-for-sale totaled $3.53 billion and $149.8 million during the nine months ended September 30, 2001 and 2000, respectively. In addition to the above investing activities, the Company, during the second quarter of 2000, made a $100.0 million BOLI investment and during the third quarter 2000 invested $25.0 million in a joint venture for the development of a residential community in Oyster Bay, New York.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements and FHLB borrowings. At September 30, 2001 the Company had $3.33 billion in borrowings outstanding as compared to $2.86 billion at December 31, 2000.

The Company's most liquid assets are cash and cash equivalents, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period.

Interest Rate Sensitivity Analysis - Management of Interest Rate Risk

The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position on a monthly basis. Additionally, the Company's Board of Directors has established an Asset/Liability Committee comprised of the Company's senior management. Senior management is responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio of investments, loans and financial liabilities and the effect that changes in interest rates will have on the Company's portfolio and exposure limits.

The Company has utilized the following strategies to manage interest rate risk:
(i) increasing low-cost core deposits through an expanded branch network and product offerings; (ii) focusing on higher margin business lines by expanding construction, commercial real estate, multi-family and consumer lending; and
(iii) the effective utilization of borrowings and deposits to support asset growth while maintaining market spreads. In addition, during the third quarter of 2000 the Company announced strategic initiatives to de-emphasize residential mortgage lending through the divestiture of its mortgage banking subsidiary, RNMC. Management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Interest Rate Sensitivity Analysis - Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2001, the Company's one-year gap position was positive 13.37%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive
liabilities exceeds the amount of interest rate sensitive assets.    During a
period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets, which, consequently, may result in the yield of its interest-earning assets increasing at a rate faster than its cost of interest-bearing liabilities, as opposed to if it had a negative gap. Accordingly, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets repricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income. The Company's September 30, 2001 cumulative one-year gap position reflects the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If those available-for-sale securities at September 30, 2001 were classified within the one-year maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $3.03 billion, representing a positive cumulative one-year gap position of 35.56%. Available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its current gap position will have no material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001 that are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2001 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment assumptions ranging from 8% to 40% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 8% and 50% annually, dependent upon the security type and pass-through rate. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $681.3 million of callable securities at their estimated fair value. Of such securities, $428.4 million have been classified, according to their call date, in the "Up to One Year" category and $252.9 million have been classified, according to their contractual maturity date, in the "Over Five Years" category. Also included in the Gap Table are $2.18 billion of callable borrowings. If all callable borrowings at September 30, 2001 were classified according to their first call date, the Company's one-year gap position would been positive 4.54%.

The Company's positive gap position at September 30, 2001 of 13.37% and negative 16.45% at December 31, 2000 primarily reflects the effect of increased prepayment speeds in the mortgage-backed securities and real estate loan portfolios, as well as management's strategy of extending the maturities of the Company's borrowings. The decision to extend the maturities of the Company's borrowings was primarily based upon the current interest rate environment.


                                                                             At September 30, 2001
                                 ---------------------------------------------------------------------------------------------------
                                   Up to         One to        Two to        Three to      Four to          Over
                                  One Year       Two Years   Three Years    Four Years    Five Years     Five Years      Total
                                  --------       ---------   -----------    ----------    ----------     ----------      -------
                                                                            (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold             $    6,500    $        -    $       -     $      -       $        -       $         -    $    6,500
  Debt and equity
     securities, net (2)            339,771         6,614       32,488       52,213           11,603           384,572       827,261
  Mortgage-backed and
     mortgage related
      securities, net (2)         2,154,312       610,015      313,667      179,571          137,873           162,671     3,558,109
  Real estate loans,
    net (3) (4)                   1,224,839       671,805      496,363      348,257          279,541           542,024     3,562,829
  Consumer and other loans,
    net (3) (4)                     196,751        32,122        7,900        7,239            6,086            28,895       278,993
                                 ----------    ----------    ---------     --------      -----------       -----------    ----------
    Total interest-earning
      assets                      3,922,173     1,320,556      850,418      587,280          435,103         1,118,162     8,233,692
                                 ----------    ----------    ---------     --------      -----------       -----------    ----------
Interest-bearing liabilities:
  Money market accounts              61,411        35,958       22,669       15,636           11,832           229,562       377,068
  Savings accounts                   26,276        25,488       24,723       23,981           23,263           752,153       875,884
  Super NOW and NOW accounts          6,865         6,659        6,460        6,266            6,078           196,516       228,844
  Certificates of deposit         2,255,140       331,871      108,082       13,706           22,668            15,867     2,747,334
  Borrowed funds                    432,592       560,553      800,000       25,000          300,000         1,210,808     3,328,953
                                 ----------    ----------    ---------     --------      -----------       -----------    ----------
    Total interest-bearing
      liabilities                 2,782,284       960,529      961,934       84,589          363,841         2,404,906     7,558,083
                                 ----------    ----------    ---------     --------      -----------       -----------    ----------
  Interest sensitivity
    gap (5)                      $1,139,889    $  360,027   $ (111,516)  $  502,691       $   71,262       $(1,286,744)   $  675,609
                                 ==========    ==========   ==========   ==========      ===========       ===========    ==========
  Cumulative interest
    sensitivity gap              $1,139,889    $1,499,916   $1,388,400   $1,891,091       $1,962,353       $   675,609
                                 ==========    ==========   ==========   ==========      ===========       ===========
  Cumulative interest
    sensitivity gap as a
    percentage of total assets        13.37%        17.60%       16.29%       22.19%           23.02%             7.93%

  Cumulative net interest-
     earning assets as a
     percentage of
     cumulative interest-bearing
     liabilities                     140.97%       140.07%      129.51%      139.49%          138.08%           108.94%


(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or repriced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.
(2) Debt, equity and mortgage-backed and mortgage related securities, net are shown at their respective carrying values. Included in debt and equity securities, net, is $109.0 million of Federal Home Loan Bank stock.
(3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
(4)  Loans held-for-sale are included in the "Up to One Year" category.
(5) The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity Analysis - Management of Interest Rate Risk" and "-Interest Rate Sensitivity Analysis - Gap Analysis."

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

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------
          3.1  Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
          3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2 )
          3.3  Third Amended and Restated Bylaws of Roslyn Bancorp, Inc. (3)
          4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)
          11.0 Statement Re:  Computation of Per Share Earnings


          (b)  Reports on Form 8-K
               -------------------

               Form 8-K, filed with the Securities and Exchange Commission on July 26, 2001, regarding the Company's declaration of a three-for-two stock split in the form of a 50% stock dividend.

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


                                              ROSLYN BANCORP, INC.
                                              (Registrant)



Date:  November 6, 2001                       By: /S/ Joseph L. Mancino
       --------------------------                ------------------------------
                                                      Joseph L. Mancino
                                                      Vice Chairman of the
                                                      Board, President and Chief
                                                      Executive Officer



Date:  November 6, 2001                       By: /S/ Michael P. Puorro
       --------------------------                ------------------------------
                                                      Michael P. Puorro
                                                      Treasurer and Chief
                                                      Financial Officer