Form 10-K
period 2001-12-31
ROSLYN BANCORP INC
filed 2002-03-14
CIK 1020828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

                                     0-28886
                             Commission File Number

                              ROSLYN BANCORP, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                   Delaware                              11-3333218
      ---------------------------------      ----------------------------------
        (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
      of Incorporation or Organization)

         One Jericho Plaza, Jericho, New York                11753-8905
       --------------------------------------------------------------------
        (Address of Principal Executive Offices)             (Zip Code)

                                 (516) 942-6000
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       None
      --------------------------------------------------------------------
            Securities registered pursuant to Section 12(b) of the Act

                          Common Stock, $.01 par value
      --------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,734,362,467. This figure is based on the closing price on the NASDAQ National Market for a share of the registrant's common stock on March 5, 2002, which was $20.36 as reported in The Wall Street Journal on March 6, 2002.

The Registrant had 85,184,797 shares of Common Stock outstanding as of March 5, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                                                           Page
                                                                                                                            No.
                                                                                                                           ----

PART I
     Item 1.    Business .............................................................................................      4


     Item 2.    Properties ...........................................................................................     49


     Item 3.    Legal Proceedings ....................................................................................     52


     Item 4.    Submission of Matters to a Vote of Security Holders ..................................................     52


PART II

     Item 5.    Market for the Company's Common Equity and Related Stockholder Matters ...............................     52


     Item 6.    Selected Financial Data ..............................................................................     52


     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ................     52


     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...........................................     52


     Item 8.    Financial Statements and Supplementary Data ..........................................................     53


     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................     53


PART III

     Item 10.   Directors and Executive Officers of the Company ......................................................     53


     Item 11.   Executive Compensation ...............................................................................     53


     Item 12.   Security Ownership of Certain Beneficial Owners and Management .......................................     53


     Item 13.   Certain Relationships and Related Transactions .......................................................     54


PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................................     54


SIGNATURES ...........................................................................................................     57

                                     PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Statements contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts stated herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U. S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan and non-deposit products; deposit flows; real estate values; the level of defaults; losses and prepayments on loans held by the Company in portfolio or sold in the secondary markets; demand for financial services in the Company's market area; completion and delivery of residential housing units being sold in connection with its joint venture real estate projects; competition; accounting principles, policies, practices or guidelines; legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Annual Report, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements, which speak only as of the date of this Form 10-K, and undue reliance should not be placed on such statements.

Item 1. Business
------  --------

General

         All capital accounts, share and per share data included in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the 3-for-2 stock split distributed in the form of a stock dividend on August 22, 2001.

         When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

         Roslyn Bancorp, Inc. (Registrant, Holding Company or, collectively with its subsidiaries, referred to as the Company) was incorporated under Delaware law on July 26, 1996. On January 10, 1997, the Registrant acquired The Roslyn Savings Bank and its subsidiaries (collectively, the Bank), as part of the Bank's conversion from a mutual to stock form of organization (the
Conversion). On January 10, 1997, Roslyn Bancorp, Inc. issued an aggregate of 65,463,689 shares of its common stock, par value $0.01 per share (Common Stock), of which 63,557,039 shares were issued in a subscription offering and 1,906,650 shares were issued to The Roslyn Savings Foundation (the Foundation), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $410.7 million of net conversion proceeds, of which $205.3 million was utilized for the acquisition of 100% of the outstanding stock of the Bank.

         The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS) and the SEC. At December 31, 2001, the Company had consolidated total assets of $8.74 billion, deposits of $4.49 billion and stockholders' equity of $569.0 million. Currently, the Company's activities consist solely of managing its subsidiaries, principally the Bank. The Bank is a community-oriented stock savings bank, which was originally chartered by the State of New York in 1875. The following discussion addresses the operations of the Company.

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

         In August 1995, the Bank completed its acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI), including its loan servicing portfolio, through its wholly-owned mortgage banking subsidiary, Roslyn National Mortgage Corporation (RNMC) (formerly Residential First, Inc.
(RFI)). Subsequently, on August 28, 2000, the Company announced strategic initiatives and plans to discontinue the residential mortgage banking business through the divestiture of its subsidiary, RNMC. In connection with this strategy, the Bank sold off a substantial part of the residential origination capabilities of RNMC to a third party mortgage company during the fourth quarter of 2000.

         The Bank's principal business consists of accepting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial real estate, multi-family and construction loans, mortgage-backed and mortgage related securities, various debt and equity securities and, to a lesser extent, one- to four-family residential mortgage loans. The Bank also originates and invests in home equity, consumer and student loans. In connection with the divestiture of RNMC, the Bank adopted strategic initiatives to focus on higher margin business lines, thus de-emphasizing its investment in one- to four-family residential mortgage loans. The Bank's revenues are derived principally from the interest income generated by its investment securities, mortgage, consumer and commercial loans and from retail banking fees. The Bank's primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

     Following the divestiture of RNMC, the Bank entered into a private label program for origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with a third party originator. Under this program, the Bank utilizes the third party's mortgage loan origination platforms (including, among others, telephone and internet platforms) to originate loans based on defined underwriting criteria and in accordance with Federal National Mortgage Association (FNMA) guidelines. Such loans close in the Bank's name and utilize the Bank's licensing. The Bank funds such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with the third party originator, has the option to retain the loans for its portfolio, sell the loans to a third party investor or deliver the loans back to the third party originator at agreed upon pricing.

         The Bank maintains various subsidiaries, incorporated in New York, to either (a) maintain ownership of specific real estate properties utilized by the Bank as retail branches or acquired by the Bank as a result of foreclosure or in connection with its lending activities; or (b) operate as a real estate investment trust (REIT); or (c) offer annuity, mutual fund and insurance products. The Bank previously offered savings bank life insurance through its Savings Bank Life Insurance Department prior to the dissolution of the department on December 31, 1999.

         The Holding Company, in addition to the Bank, maintains various subsidiaries incorporated in New York and Vermont to either (a) operate a captive reinsurance company for the purpose of issuing and reinsuring policies of mortgage insurance; or (b) operate as a joint venture partner in the development of a residential community. During 2001, the Holding Company divested itself of a wholly-owned subsidiary previously used to operate as a joint venture partner in a residential mortgage brokerage company.

Market Area and Competition

         The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. Currently, the Bank operates 32 banking offices in Kings, Queens, Bronx, Nassau and Suffolk counties in New York. The Bank's primary deposit gathering area is currently concentrated around the areas where its banking offices are located in Kings, Queens, Bronx, Nassau and Suffolk counties, which the Bank generally considers to be its primary market area. The Bank's primary lending area is concentrated in the New York City metropolitan area.

         The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service entities. Additionally, the Counties of Queens, Nassau and Suffolk historically have benefited from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. During the late 1980's and early 1990's, however, due in part to the effects of a prolonged period of weakness in the national economy, the decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan area experienced reduced levels of employment. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area improved. During 2000 and early 2001, the residential and commercial real estate market in the New York City metropolitan area was favorably impacted by the increased demand for housing and development, low unemployment levels and a strong underlying economy. During the mid to later part of 2001, the residential and commercial real estate market in the New York City metropolitan area was impacted by a downturn in the economy, rising unemployment and the tragic events of September 11, 2001; however, downward pressure on interest rates brought on by, among other things, the actions of the Federal Reserve Board has continued to fuel loan demand, especially on Long Island, and the demand for housing remains stable.

         The Bank faces significant competition in its primary market area in attracting deposits, originating loans and selling non-deposit products. The New York City metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and, in some cases, a national or international presence. This competition arises from commercial banks, savings banks, mortgage banking companies, mortgage brokers, credit unions, financial holding companies and other providers of financial services, many of which are significantly larger than the Bank and, therefore, have greater financial and marketing resources than those of the Bank.

Lending Activities

         Loan Portfolio Composition. The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences, commercial real estate and multi-family properties located in its primary lending area. The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations. The interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         The following table sets forth the composition of the Company's loan portfolio, including loans held-for-sale, in dollar amounts and in percentages of the respective gross loan portfolios at the dates indicated:

                                                                   At December 31,
                                --------------------------------------------------------------------------------------

                                         2001                           2000                            1999
                                -----------------------         ----------------------         -----------------------
                                               Percent                        Percent                         Percent
                                                 of                             of                              of
                                  Amount        Total            Amount        Total            Amount         Total
                                -----------    --------         ----------    --------         ----------     -------
                                                                (Dollars in thousands)
Real estate loans:
    One- to four-family         $2,290,067        62.06%       $3,046,228        74.88%       $2,964,835         76.14%
    Multi-family                   173,780         4.71           102,824         2.53            89,161          2.29
    Commercial real estate         629,663        17.06           523,028        12.85           489,504         12.57
    Construction and
        development                312,630         8.47           138,205         3.40           107,781          2.77
Home equity and second
     mortgage                      175,192         4.75           153,239         3.77           139,191          3.57
Consumer and other (1)              67,587         1.83            38,173         0.94            21,947          0.56
Student                                774         0.02               822         0.02             1,788          0.05
Automobile leases                   40,481         1.10            65,627         1.61            79,804          2.05
                                -----------    --------        -----------    --------        -----------      -------
    Gross loans                  3,690,174       100.00%        4,068,146       100.00%        3,894,011        100.00%
                                               ========                       ========                         =======
Net deferred loan costs/(fees)      16,350                         19,532                         17,303
Allowance for loan losses          (40,634)                       (40,524)                       (40,155)
                                -----------                    -----------                    -----------
       Total loans, net          3,665,890                      4,047,154                      3,871,159
Less:
    Loans held-for-sale, net:
       One- to four-family          (8,590)                             -                        (61,064)
       Student                        (774)                          (822)                        (1,788)
                                -----------                    -----------                    -----------
Loan receivable held for
investment, net                 $3,656,526                     $4,046,332                     $3,808,307
                                ===========                    ===========                    ===========

                                                               At December 31,
                                           -------------------------------------------------------
                                                    1998                            1997
                                           -----------------------         -----------------------
                                                          Percent                         Percent
                                                            of                              of
                                             Amount        Total            Amount         Total
                                           -----------    --------         ----------     --------
                                                            (Dollars in thousands)
Real estate loans:
    One- to four-family                   $2,809,995        76.09%       $2,313,417         75.66%
    Multi-family                              84,575         2.29            71,525          2.34
    Commercial real estate                   484,260        13.11           462,087         15.11
    Construction and
        development                          101,545         2.75            70,818          2.32
Home equity and second
     mortgage                                114,915         3.11            59,274          1.94
Consumer and other (1)                        16,219         0.44            11,496          0.38
Student                                        1,734         0.05             3,027          0.10
Automobile leases                             79,786         2.16            65,887          2.15
                                          ------------    --------       ------------     --------
    Gross loans                            3,693,029       100.00%        3,057,531        100.00%
                                                          ========                        ========
Net deferred loan costs/(fees)                12,645                         (1,032)
Allowance for loan losses                    (40,207)                       (38,946)
                                          ------------                   ------------
       Total loans, net                    3,665,467                      3,017,553
Less:
    Loans held-for-sale, net:
       One- to four-family                   (79,991)                       (13,987)
       Student                                (1,734)                        (3,027)
                                          ------------                   ------------
Loan receivable held for investment, net  $3,583,742                     $3,000,539
                                          ============                   ============

----------------------------
(1) Consumer and other loans includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

Loan Originations. The Bank directly originates all commercial real estate, multi-family, construction and development, home equity, second mortgage, consumer and student loans. One- to four-family loans are originated through a third party originator. The Bank has entered into a private label program for the origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with a third party mortgage originator. Under this program, the Bank will utilize the third party's mortgage loan origination platforms (including, among others, telephone and internet platforms) to originate loans, based on defined underwriting criteria and in accordance with FNMA guidelines. Such loans close in the Bank's name and utilize the Bank's licensing. The Bank will fund such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with the third party originator and has the option to retain the loans for its portfolio or sell the loans to a third party investor or deliver the loans back to the same third party originator at agreed upon pricing. During the year ended December 31, 2001, the Bank originated $79.7 million of one- to four-family loans under the aforementioned program, of which the Bank retained $2.6 million.

         All loans originated by the Bank are underwritten in accordance with Bank-approved loan underwriting policies and procedures. The Bank originates both adjustable-rate and fixed-rate one- to four-family loans, multi-family loans, commercial real estate loans, home equity and second mortgage loans, construction and development loans, consumer loans and student loans. Prior to the divestiture of RNMC, the Bank emphasized the origination and retention of one- to four-family lending. Presently, the Bank emphasizes the origination of commercial real estate, multi-family and construction loans to selected real estate developers operating within the Bank's primary market area. Also prior to the RNMC divestiture, the Bank had emphasized the sale of one- to four-family loans to the secondary market. The Bank's ability to originate loans is dependent, in part, upon the relative customer demand for the types of loans offered by it and demand for fixed-rate or adjustable-rate loans, which is affected by current and expected future levels of interest rates.

         During 2000 and 2001, the Bank did not purchase any residential whole loans from unaffiliated originators. It is not anticipated that the Company will purchase a significant amount of one- to four-family loans during 2002.

         Loan Sales, Servicing and Mortgage Banking Activities. Prior to the 2000 divestiture of RNMC, all of the Bank's mortgage banking operations were conducted through RNMC with the exception of the servicing of one- to four-family loans originated by the Bank prior to the establishment of RNMC, which are being serviced directly by a third party provider on behalf of the Bank. RNMC's mortgage banking revenues generally consisted of loan origination fees, interest income earned on mortgages during the period they were held-for-sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of loan servicing. Prior to the establishment of RNMC in 1995, the Bank's loan sale, purchase and servicing activities were primarily conducted directly by the Bank. Additionally, the fees generated from servicing loans for third parties during 2001 were significantly reduced due to servicing rights sales that occurred and the elimination of the Bank's mortgage banking activities during the year ended December 31, 2000.

         During most of 2000, RNMC originated one- to four-family loans through commissioned loan personnel and through referrals from real estate brokers, builders, developers and other sources. RNMC also utilized a network of approved mortgage brokers and loan correspondents to originate mortgage loans. As a mortgage banking company, RNMC originated one- to four-family loans for sale to the Bank and a variety of other investors, including financial institutions and securities brokerage firms. RNMC also originated loans for sale directly to FNMA and Federal Home Loan Mortgage Corporation

(FHLMC) based upon loan terms and underwriting criteria provided to RNMC by such agencies. RNMC delivered loan products to investors in the form of whole loans and in the form of mortgage-backed securities issued by FNMA and FHLMC, which it received in exchange for the sale of whole loans to such agencies. RNMC's one- to four-family loan production was not dedicated solely to the Bank, as RNMC offered a variety of competing loan products to customers pursuant to loan programs that were pre-approved by other potential loan investors. Accordingly, the Bank competed with RNMC's other investors for the purchase of one- to four-family loans and mortgage-backed securities on the basis of rates and terms. Based upon a best execution analysis, RNMC sold loans on a servicing retained and a servicing released basis. The Bank's policy as to the types of loans it originated for investment through RNMC was based upon an analysis of current and anticipated market interest rates and other market conditions. It is currently the strategy of the Bank to acquire one- to four-family loans through the private label origination program described above. For the year ended December 31, 2000, RNMC originated $1.13 billion of loans and mortgage-backed securities of which $534.4 million were purchased by the Bank for its loan and mortgage-backed securities portfolios.

     Currently, the Bank services all of its commercial, construction and development, multi-family, home equity, second mortgage, consumer and student loans. Principally all one- to four-family loans are serviced by a third party service provider on behalf of the Bank. The same third party service provider services all servicing retained conforming one- to four-family loans sold to other investors. Most Federal Housing Administration (FHA) and Veterans Administration (VA) loans originated by the Bank have been sold, on a servicing-released basis, as were other selected loans, to private institutional investors. In addition, in connection with the Bank's acquisition of certain liabilities and assets from RMBI, the Bank acquired the servicing rights to $623.0 million of loans sold by RMBI. At December 31, 2001 the Bank's loan servicing portfolio totaled $104.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

     As consideration for subservicing the Bank's portfolios, the third party service provider receives an annual flat fee per loan and a portion of the ancillary fee income collected. During 2000, RNMC also utilized the same third party service provider to service its loan portfolio. The Bank, and the former RNMC, recognizes servicing fee income in excess of servicing fees paid to the third party service provider, a portion of the ancillary fee income and retains the use of the related loan escrow balances. During the year ended 2001 the Bank sold to a third party on a servicing-released basis, without recourse, $68.6 million of loans. During the year ended December 31, 2000, the Bank, through RNMC, sold without recourse, $387.2 million of whole loans with loan servicing retained.

         The following table shows the maturity of the Bank's loan portfolio at December 31, 2001. Loans held-for-sale are included in the within one year maturity category. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $1.07 billion for the year ended December 31, 2001.

                                                                        At December 31, 2001
                                            ---------------------------------------------------------------------------
                                                        Real Estate Loans
                                            --------------------------------------------------
                                                                                                    Home
                                               One- to               Commercial  Construction    Equity and
                                                Four-       Multi-      Real         and            Second     Consumer
                                               Family       Family     Estate    Development      Mortgage    and Other
                                            -----------   ---------  ----------  ------------   ------------  ---------
                                                                           (In thousands)
Amounts due:

  Within one year                           $   10,816    $     187  $   25,950   $   71,871    $  1,472      $  12,090
                                            ----------    ---------  ----------   ----------    --------      ---------
  After one year:
     More than one year to three years          47,977          166      80,817      212,655       3,622         15,555
     More than three years to five years        13,478        1,318      68,237       28,104      11,302         14,353
     More than five years to 10 years          298,723      113,238     315,660            -      53,707          1,205
     More than 10 years to 20 years            647,572       53,347     123,863            -      17,997              -
     More than 20 years                      1,271,501        5,524      15,136            -      87,092         24,384
                                            ----------    ---------  ----------   ----------    --------      ---------
     Total due after December 31, 2002       2,279,251      173,593     603,713      240,759     173,720         55,497
                                            ----------    ---------  ----------   ----------    --------      ---------
     Total amount due                       $2,290,067    $ 173,780  $  629,663   $  312,630    $175,192      $  67,587
                                            ==========    =========  ==========   ==========    ========      =========
                                                   At December 31, 2001
                                            ------------------------------------
                                                                         Total
                                                        Automobile       Loans
                                             Student      Leases      Receivable
                                            ----------  -----------   ----------
                                                       (In thousands)
Amounts due:

  Within one year                           $      774  $    39,309   $  162,469
                                            ----------  -----------   ----------

  After one year:
      More than one year to three years              -        1,172      361,964
      More than three years to five years            -            -      136,792
      More than five years to 10 years               -            -      782,533
      More than 10 years to 20 years                 -            -      842,779
      More than 20 years                             -            -    1,403,637
                                            ----------  -----------   ----------
      Total due after December 31, 2002              -        1,172    3,527,705
                                            ----------  -----------   ----------
      Total amount due                      $      774  $    40,481   $3,690,174
                                            ==========  ===========

      Unamortized discounts,
        deferred loan costs/(fees)
        and deferred mortgage
        interest, net                                                     16,350
      Allowance for loan losses                                          (40,634)
                                                                      ----------
         Total loans, net                                              3,665,890
      Less:
         Loans held-for-sale, net:
          One- to four-family                                             (8,590)
          Student                                                           (774)
                                                                      ----------
      Loan receivable held for
         investment, net                                              $3,656,526
                                                                      ==========

                                       11

         The following table sets forth, at December 31, 2001, the dollar amount of gross loans receivable contractually due after December 31, 2002 and whether such loans have fixed or adjustable interest rates:


                                                                       Due After December 31, 2002
                                                        -----------------------------------------------------------
                                                             Fixed              Adjustable             Total
                                                        -----------------    -----------------    -----------------
                                                                              (In thousands)
Real estate loans:

     One- to four-family                              $    1,318,766      $        960,485     $      2,279,251

     Multi-family                                             60,751               112,842              173,593

     Commercial real estate                                  302,485               301,228              603,713

     Construction and development                             18,580               222,179              240,759
                                                        -----------------    -----------------    -----------------
          Total real estate loans                          1,700,582             1,596,734            3,297,316

Home equity and second mortgage                               56,591               117,129              173,720

Consumer and other loans and automobile
    leases, net (1)                                            9,061                47,608               56,669
                                                        -----------------    -----------------    -----------------

                                                      $    1,766,234      $      1,761,471     $      3,527,705
                                                        =================    =================    =================

--------------
(1) Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

         One- to Four-Family Loans. The Bank, through its private label origination program with a third party originator, offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area. Under its agreement with the third party originator, the Bank offers a range of one- to four-family mortgage loan products to current and prospective customers through various delivery channels, supported by direct consumer advertising, including telemarketing, Bank branch office traffic and the Bank's internet website. In addition, the Bank may purchase whole loans in the secondary market. All loans purchased in the secondary market are quality control reviewed for adherence to the Bank's underwriting standards.

         At December 31, 2001, the Bank's one- to four-family loans totaled $2.29 billion, or 62.06% of gross loans, and includes $125.6 million of purchased loans. Of the one- to four-family loans outstanding at that date, 42.2% were fixed-rate loans and 57.8% were adjustable-rate loans. The interest rates for the majority of the Bank's adjustable-rate one- to four-family mortgage loans are indexed to the one year and five year Constant Maturity Treasury Index (CMT Index). Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan. Certain of the Bank's adjustable-rate mortgage loans can be converted to fixed-rate loans with interest rates based upon the then-current market rates plus a varying margin.

         One- to four-family residential first mortgage loans are generally underwritten according to FNMA guidelines. The Bank, through a third party originator, generally originates one- to four-family residential mortgage loans in amounts up to $1.0 million following such guidelines, subject to certain exceptions which require the approval of a Senior Lending Officer. The Bank generally requires private mortgage insurance be obtained for loans in excess of an 80% loan-to-value ratio. Mortgage loans originated by the Bank and retained for its portfolio, generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio, and the Bank generally has exercised its rights under these clauses.

     Multi-Family Lending. The Bank originates fixed- and adjustable-rate multi-family mortgage loans generally secured by five to 400 unit buildings located in the Bank's primary market area. At December 31, 2001, the Bank's multi-family loan portfolio was $173.8 million, or 4.71% of total gross loans. In reaching its decision on whether to make a multi-family loan, the Bank generally considers the borrower's qualifications and financial condition, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Additional factors considered by the Bank may include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan generally may be made in an amount up to 75% of the lower of the appraised value or sales price of the underlying property, with amortization periods of up to 30 years. The Bank's adjustable-rate multi-family loans generally have been originated with rates that are fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.50% to 2.50%. Ten year fixed-rate loans are also offered based on similar spreads. During 2001, the Bank began to substitute the posted rates of the Federal Home Loan Bank of New York (FHLB) as the index for fixed-rate advances instead of the treasury rates for this type of financing. For such loans, margins of 1.75% to 2.75% are typically added. The Bank generally offers multi-family loans with terms of up to 10 years. The Bank's current policies limit the amount of multi-family loans it may hold to 25% of the aggregate loan portfolio. The Bank's current policies also limit such loans to $15 million per project and an aggregate of $40 million in loans outstanding per borrower, although the Bank will make exceptions to this policy provided Board approval for the loan is obtained. In addition, the Bank generally requires a debt service coverage ratio minimum of 120%. The Bank also requires title insurance and an appraisal on the subject property conducted by an independent appraiser. Finally, the Bank generally requires a market occupancy rate of at least 90% prior to lending for multi-unit apartment buildings.

     When evaluating the qualifications of multi-family loan borrowers, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Bank's lending experience with the borrower. The Bank's underwriting guidelines require that the borrower demonstrate appropriate management skills and the ability to maintain the property based on current rental income. These guidelines require borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of a borrower, the Bank generally reviews the borrower's financial statements and credit history, as well as other related documentation.

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes which are located in the Bank's primary market area. The Bank's underwriting guidelines provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales price of the underlying property, subject to the Bank's current loans-to-one-borrower limit, which, at December 31, 2001, was $15 million per project and an aggregate of $40 million in loans outstanding per borrower. The Bank may make exceptions to these guidelines, from time to time, provided the proper approval is obtained. These loans may be made with terms up to 20 years and generally are offered at interest rates that adjust in accordance with the CMT Index or the FHLB advance rate. The Bank's underwriting standards and procedures for commercial real estate loans are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the collateral property and the borrower's expertise, credit history and profitability, among other things. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%. At December 31, 2001, the Bank's commercial real estate loan portfolio totaled $629.7 million, or 17.06% of gross loans.

     Construction and Development Lending. The Bank originates loans for the acquisition and development of commercial and residential property located in its primary market area. Construction and development loans are offered primarily to experienced local developers operating in the Bank's primary market area. The majority of the Bank's construction loans are originated to finance the construction of one- to four-family owner-occupied residential, multi-family and commercial real estate properties located in the Bank's primary market area. At December 31, 2001, the Bank had outstanding $312.6 million of construction and development loans, or 8.5% of gross loans, and $121.7 million of unfunded construction loan commitments. Construction loans generally are offered with terms up to three years for residential property and up to two years for multi-family and commercial property and generally may be made in amounts up to 90% of the estimated cost to construct. For such loans, the Bank's practice, where applicable, is to require that properties being financed be pre-sold or to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank itself may provide permanent financing. Loan proceeds are disbursed incrementally as construction progresses and as inspections by the Bank's supervising engineer warrant.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate and therefore, the borrowers are required to provide a personal guarantee during construction. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Home Equity and Second Mortgage Lending. The Bank offers fixed-rate, fixed term home equity loans and adjustable-rate home equity lines-of-credit in its primary market area. At December 31, 2001, the Bank's home equity and second mortgage portfolio was $175.2 million, or 4.75% of gross loans. Standard fixed-rate, fixed term home equity loans are offered in amounts of up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000. Standard adjustable-rate home equity lines-of-credit are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with a maximum line amount of $250,000.

     The Bank also offers home equity loans and lines-of-credit where loan-to-value ratios, expense ratios or credit histories fall outside of the ranges used for the standard product. The alternative products offer fixed-rate loans up to 90% of the appraised value of the subject property (including the first mortgage) with a maximum loan amount of $100,000. The alternative products offer adjustable-rate lines-of-credit up to 90% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000, or up to 80% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $250,000. Such alternative loan/line-of-credit products generally carry interest rates greater than those offered on the Bank's standard home equity loan products.

         Consumer, Student and Other Lending. At December 31, 2001, the Bank's portfolio of consumer, other and student loans was $68.4 million, or 1.85% of gross loans, and primarily consisted of private banking, secured and unsecured personal loans, automobile loans, home improvement loans and student loans. Private banking entails offering a wide array of deposit and loan products that are customized to meet the needs of a specific client base, principally composed of entrepreneurs, professionals, senior corporate executives and wealthy individuals. A private banking loan can be either fixed or adjustable-rate, secured or unsecured and typically have a maturity of one year or less, or are payable on demand. Secured personal loans are collateralized with deposits from any federally insured financial institution. Unsecured personal loans are offered with a maximum term of five years and maximum amount of $15,000. The Bank also offers automobile loans with terms up to five years and $50,000 for a new automobile and four years and $25,000 for a used automobile, depending on the vehicle year, and limited to a maximum amount of $25,000. Home improvement loans are offered to homeowners for the purpose of modernization and maintenance of owner-occupied properties for terms up to five years and to a maximum loan amount of $20,000. The Bank offers both subsidized and unsubsidized student loans through a forward purchasing and servicing agreement with the Student Loan Marketing Association (Sallie Mae). Cash cushion loans (checking overdraft protection) are offered in amounts up to $5,000. The Bank also offers Master Card(R)(TM) and Visa(R)(TM) credit cards through an affinity relationship with MBMA American, which assumes underwriting responsibility and credit risk for all advances.

         Automobile Leases. At December 31, 2001, there were $40.5 million of automobile leases outstanding, or 1.10% of gross loans. The Bank previously had originated, or purchased, leases originated by an unrelated third party, which were secured by automobiles. As of July 30, 1999, the Bank terminated its agreement with the third party and no longer originates or purchases automobile leases.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Executive Committee, comprised of rotating members of the Board of Directors, to review and approve loans in amounts greater than management's approval limits up to levels that require the Board's direct approval. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: (a) commercial real estate loans of up to $1.0 million can be approved by the Chairman, President or Senior Commercial Lending Officer plus one additional officer in the Commercial Lending Division; (b) commercial real estate loans in excess of $1.0 million and up to $2.0 million can be approved by any two of the Chairman, President or Senior Commercial Lending Officer plus one additional officer in the Commercial Lending Division; (c) commercial real estate loans, multi-family loans, construction loans and loan participations in excess of $2.0 million require the approval of the Executive Committee of the Board of Directors; when these loans exceed $7.5 million, they require the approval of the Board of Directors. Home equity loans, lines of credit, personal loans, and home improvement loans may be approved by a Consumer Loan Officer up to a defined maximum amount established by the Board of Directors. Loan amounts greater than the defined maximum amount must be countersigned by the Senior Consumer Lending Officer.

         With respect to home equity loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by independent credit agencies. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by appraisers approved by the Bank. For proposed mortgage loans, the Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans, and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank's underwriting policies must be noted on an underwriting standards checklist and approved in accordance with the loan approval procedures described above. The Bank subjects all loan commitments for non-residential mortgage loans to an environmental site assessment. See, "Environmental Issues."

Delinquent Loans, Real Estate Owned and Classified Assets

         Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent residential and commercial mortgage loans be reviewed, that a delinquency notice be mailed no later than the sixteenth day of delinquency and that a late charge be assessed after 15 days. The Bank's third party subservicer follows similar delinquency procedures. The Bank's procedures provide that telephone contact should be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with a borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. It is the Bank's policy generally to discontinue accruing interest on all loans that are more than 90 days past due or when, in the opinion of management, such suspension is warranted. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (REO) and is recorded at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and thereafter as circumstances dictate. It is the Bank's policy to require an appraisal of the property shortly before foreclosure and, thereafter, to appraise the property on an as-needed basis.

         At December 31, 2001, the Bank's REO, net, consisted of foreclosed one- to four-family properties totaling $478,000 and was held directly by the Bank or through its subsidiaries formed for the purpose of holding and maintaining such properties. See "Subsidiary Activities." Bank personnel or an independent inspector generally conducts periodic external inspections on all properties securing loans in foreclosure. Based upon such inspections and appraisals, the Bank will charge-off any loan principal it deems uncollectible at such time. Bank personnel conduct monthly reviews of its foreclosed real estate and periodically adjusts its valuation allowance for declines in the value of REO. At December 31, 2001, the Bank had no allowance for losses on REO. The Bank is currently offering for sale, through brokers and through its own personnel, all REO acquired as a result of foreclosure.

         The Bank's policies permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans except that the Bank may loan no more than 80% of the lesser of the appraised value or sales price of the foreclosed property.

         Federal regulations and the Bank's policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess certain other types of weaknesses, are designated as "Special Mention."

         When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management, unless the loss of principal appears to be remote. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge-off such amount.

         A New York State chartered savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Company (FDIC) and New York State Banking Department (NYSBD), either of which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an inter-agency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary under as yet undetermined circumstances.

         The Bank's senior management reviews and classifies the Bank's loans on a monthly basis and reports the results of its reviews to the Board of Directors. At December 31, 2001, the Bank had $54.3 million of loans designated as Substandard, consisting of 18 commercial real estate and 89 one- to four-family loans, and no loans classified as Doubtful or Loss. At December 31, 2001, the Bank also had $38.0 million of assets designated as Special Mention, consisting of 12 commercial real estate and 11 one- to four-family loans, which were designated due to past loan delinquencies.

   Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans and REO:

                                                                                At December 31,
                                                      ---------------------------------------------------------------------
                                                        2001           2000          1999          1998            1997
                                                      ----------     ---------     ----------    ----------     -----------
                                                                             (Dollars in thousands)
Non-accrual loans:
   One- to four-family                              $     6,353  $       8,859 $      16,354  $     15,662  $      9,029
   Commercial real estate                                33,128            830         2,434         2,775         9,564
   Home equity                                              111             74            79           120           116
   Consumer and other (1)                                    49             17            96            96           221
                                                      ----------     ---------     ----------    ----------     -----------
     Total non-accrual loans                             39,641          9,780        18,963        18,653        18,930
Loans contractually past due 90 days or
   more and still accruing (2)                            5,865              -             -         3,421         1,295
                                                      ----------     ---------     ----------    ----------     -----------
     Total non-performing loans                          45,506          9,780        18,963        22,074        20,225
Real estate owned, net (3)                                  478            293             -         1,176         1,197
                                                      ----------     ---------     ----------    ----------     -----------
     Total non-performing assets                   $     45,984  $      10,073 $      18,963  $     23,250  $     21,422
                                                      ==========     =========     ==========    ==========     ===========
Allowance for loan losses as a percent of
   loans (4)                                               1.10%          0.99%         1.04%         1.11%         1.28%
Allowance for loan losses as a percent of
    total non-performing loans (4)                        89.29%        414.36%       211.75%       182.15%       192.56%
Non-performing loans as a percent of
    loans (4)                                              1.23%          0.24%         0.49%         0.61%         0.67%
Non-performing assets as a percent of
    total assets                                           0.53%          0.13%         0.25%         0.30%         0.29%

(1) Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.
(2) Amounts shown in 2001 includes government guaranteed loans.
(3) REO balances are shown net of related loss allowances, if any.
(4) Loans include loans receivable held for investment, net, excluding the allowance for loan losses which at December 31, 2001, 2000, 1999, 1998 and 1997 was $40.6 million, $40.5 million, $40.2 million, $40.2 million and $38.9 million, respectively.

         The principal balance of non-accrual loans was $39.6 million, $9.8 million and $19.0 million at December 31, 2001, 2000 and 1999, respectively. Interest income that would have been recorded if these loans had been performing in accordance with their original terms aggregated $1.6 million, $596,000 and $2.5 million during the years ended December 31, 2001, 2000 and 1999, respectively. Actual interest income collected on non-accrual loans was $1.2 million, $490,000 and $410,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Included in non-performing loans at December 31, 2001 are $5.9 million of FHA and VA government guaranteed loans. During 2001, such loans were returned to accrual status from non-accrual status based on management's reasonable assurance that the loans would be fully collectible, given the underlying government guarantee of principal and interest.

         During the fourth quarter of 2001, the Company placed two commercial credit relationships, totaling $32.3 million, on non-accrual status. The first relationship consists of two loans totaling $13.3 million secured by five commercial properties in the New York Metropolitan area with an indicated loan-to-value ratio below 75% based on independent appraisals conducted on the properties. The second relationship is a $19.0 million loan secured by two assisted living facilities, also in the New York Metropolitan area, with an indicated loan-to-value ratio below 70% based on an independent appraisal.

     The Bank is aggressively pursuing the recovery of the two large above referenced commercial loans. With regard to the $19.0 million loan secured by two assisted living facilities in the New York Metropolitan area, the Bank as an initial step to ensure that the project's cash flows would remain available to support the property and repay the loan, obtained the appointment of a federal court receiver in connection with its foreclosure action. This receiver assumed control of the facilities within a short time after the collection process was commenced and is expected to remain in place through the conclusion of the Bank's collection efforts. Subsequent to the Bank commencing foreclosure proceeding the borrower filed a Chapter 11 bankruptcy case; however, the Bank was successful in convincing the bankruptcy court to keep the receiver in place notwithstanding the bankruptcy filing. Finally, the Bank has asserted in this case that it possesses an absolute assignment of rents which should provide that excess cash flow from the assisted living facilities be used to service the Bank's debt.

         Additionally, the second commercial credit added to non-accrual status during the fourth quarter consisted of two loans totaling $13.3 million secured by five commercial properties in the New York Metropolitan area. The borrower entities have filed a Chapter 11 bankruptcy case in which the Bank, being a secured creditor, is actively engaged. The Bank has filed a motion seeking relief from the automatic bankruptcy stay so that foreclosure proceedings can proceed. A hearing on that motion is scheduled for March 14, 2002. Pending that hearing, the Bank is continuing to negotiate with the debtors, the debtors' other lenders and the debtors' bondholders to consensually resolve the Bank's motion.

         Although no assurances can be given, based on management's evaluation of all currently available information regarding the foregoing two credit relationships, including the collateral values determined by independent appraisers, management believes that it is unlikely that the Company will incur any material loss of principal on either credit relationship.

     The principal balance of restructured loans that have not complied with the terms of their restructuring agreements for a satisfactory period of time was $4.5 million at December 31, 2001. No such loans were outstanding at December 31, 2000. Interest income that would have been recorded if the restructured loans had been performing in accordance with their original terms aggregated $30,000 and $107,000 during the years ended December 31, 2001 and 1999, respectively. Interest income recorded for restructured loans amounted to $345,000, $558,000 and $671,000 for the years ended December 31, 2001, 2000 and
1999, respectively. Additionally, restructured loans totaling $4.2 million, $4.4 million and $7.6 million have complied with the terms of their restructuring agreements for a satisfactory period and were returned to the performing loan portfolio during the years ended December 31, 2001, 2000 and 1999, respectively.

Allowance for Loan Losses

         The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or otherwise, as management deems necessary. Such analyses primarily involve multi-family, commercial real estate and construction and development loans. The result of these individual analyses is the allocation of the overall allowance for loan losses to specific allowances for individual loans, including both loans considered impaired and non-impaired.

         The loan pool analyses are performed on the portfolio, excluding those analyzed on an individual basis, and consist primarily of one- to-four family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased residential loans; outside-serviced residential loans; residential second mortgage loans; participation in conventional first mortgages; residential construction and development loans; commercial real estate loans; commercial construction loans, multi-family loans, etc. For each such defined pool, there is a set of sub-pools based upon delinquency status: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter three sub-pools are considered to be "classified" by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in each sub-pool. These ranges are based upon a number of factors, including the risk characteristics of the sub-pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the sub-pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

         The Company's overall allowance also contains an unallocated amount which is supplemental to the allowances derived from the aforementioned process and takes into consideration, among other things, known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company's local and other lending areas.

         As of December 31, 2001, the Bank's allowance for loan losses was $40.6 million, or 1.10% of loans and 89.29% of total non-performing loans, as compared to $40.5 million, or 0.99% of loans and 414.36% of total non-performing loans, as of December 31, 2000. The Bank had total non-performing loans of $45.5 million and $9.8 million at December 31, 2001 and 2000, respectively, and non-performing loans to total loans ratio of 1.23% and 0.24%, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio. No assurance can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by it or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future change its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD periodically review the Bank's allowance for loan losses as an integral part of their examination processes. Such agencies, from time to time, may require the Bank to make changes to provisions for loan losses based upon judgments that may differ from those of management.

The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated:

                                                                      For the Years Ended December 31,
                                              -------------------------------------------------------------------------------
                                                 2001            2000             1999             1998             1997
                                              ------------    ------------     ------------     ------------    -------------
                                                                          (Dollars in thousands)
Balance at beginning of year                  $     40,524    $     40,155     $     40,207     $     38,946     $     37,690
Provision for loan losses                              850           1,000                -            1,500            1,400
Charge-offs:
     Real estate loans:
         One- to four-family                            52             463               25              187              189
         Commercial real estate                        508             199                -              387              327
         Construction and development                    -               -                -                -                -
     Consumer and other loans                          261             231              170              128              167
                                              ------------    ------------     ------------     ------------    -------------
         Total charge-offs                             821             893              195              702              683
                                              ------------    ------------     ------------     ------------    -------------

Recoveries:
     Real estate loans:
         One- to four-family                            32               5               96               55              202
         Commercial real estate                          -             213                5              330              272
         Construction and development                    -               -                -                -                -
     Consumer and other loans                           49              44               42               78               65
                                              ------------    ------------     ------------     ------------    -------------
         Total recoveries                               81             262              143              463              539
                                              ------------    ------------     ------------     ------------    -------------
Net charge-offs                                       (740)           (631)             (52)            (239)            (144)
                                              ------------    ------------     ------------     ------------    -------------
Balance at end of year                        $     40,634    $     40,524     $     40,155     $     40,207    $      38,946
                                              ============    ============     ============     ============    =============

Ratio of net charge-offs
     during the year to average loans
     outstanding during the year                      0.02%           0.02%            0.00%            0.01%            0.01%

         The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans (including loans held-for-sale) in each of the categories listed at the dates indicated:

                                                                                At December 31,
                                           -----------------------------------------------------------------------------------------
                                                            2001                                              2000
                                           ----------------------------------------         ----------------------------------------
                                                                       Percent of                                       Percent of
                                                       Percent of       Loans in                          Percent of     Loans in
                                                       Allowance          Each                            Allowance        Each
                                                        To Total      Category to                          To Total     Category to
                                             Amount    Allowance      Total Loans              Amount     Allowance     Total Loans
                                           ----------- -----------    -------------         ------------- -----------     ----------
                                                                            (Dollars in thousands)
One- to four-family                        $    11,119      27.36%         62.06%           $  16,978          41.90%        74.88%
Multi-family                                     4,862      11.97           4.71                  762           1.88          2.53
Commercial real estate                           4,900      12.06          17.06                8,148          20.11         12.85
Construction and development                    13,342      32.84           8.47                8,458          20.87          3.40
Home equity/second mortgage                        614       1.51           4.75                  572           1.41          3.77
Consumer and other (1)                           2,753       6.77           2.95                1,886           4.65          2.57
Unallocated                                      3,044       7.49              -                3,720           9.18             -
                                           ----------- -----------    -------------         ------------- -----------     ----------
     Total allowance for loan losses       $    40,634     100.00%        100.00%           $  40,524         100.00%       100.00%
                                           =========== ===========    =============         ============= ===========     ==========
                                                                                At December 31,
                                            ----------------------------------------------------------------------------------------
                                                            1999                                              1998
                                           ----------------------------------------         ----------------------------------------
                                                                       Percent of                                         Percent of
                                                        Percent of      Loans in                          Percent of       Loans in
                                                        Allowance         Each                            Allowance          Each
                                                         To Total     Category to                          To Total      Category to
                                             Amount     Allowance     Total Loans              Amount     Allowance      Total Loans
                                           -----------  -----------   -----------           ------------- -----------    -----------
                                                                         (Dollars in thousands)
One- to four-family                        $    16,144      40.20%         76.14%          $   17,823          44.34%        76.09%
Multi-family                                     1,444       3.60           2.29                1,662           4.13          2.29
Commercial real estate                           7,054      17.57          12.57               11,223          27.91         13.11
Construction and development                     6,875      17.12           2.77                5,984          14.88          2.75
Home equity/second mortgage                        486       1.21           3.57                  794           1.97          3.11
Consumer and other (1)                           1,168       2.91           2.66                  804           2.00          2.65
Unallocated                                      6,984      17.39              -                1,917           4.77             -
                                           ----------- ------------   -------------         ------------  -----------    -----------
   Total allowance for loan losses         $    40,155     100.00%        100.00%          $   40,207         100.00%       100.00%
                                           =========== ============   =============         ============  ===========    ===========
                                                       At December 31,
                                           ----------------------------------------
                                                            1997
                                           ----------------------------------------
                                                                       Percent of
                                                       Percent of       Loans in
                                                       Allowance          Each
                                                         To Total     Category To
                                              Amount    Allowance     Total Loans
                                           -----------  -----------   -----------
                                                    (Dollars in thousands)
  One- to four-family                      $    16,501      42.37%         75.66%
  Multi-family                                   1,945       5.00           2.34
  Commercial real estate                        12,339      31.68          15.11
  Construction and development                   3,770       9.68           2.32
  Home equity/second mortgage                      375       0.96           1.94
  Consumer and other (1)                           523       1.34           2.63
  Unallocated                                    3,493       8.97             -
                                           -----------   -----------  -------------
       Total allowance for loan losses     $    38,946     100.00%        100.00%
                                           ===========  ===========   =============

         (1) Consumer and other loans includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

Environmental Issues

         The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, such risks also may be present for loans secured by residential real estate if environmental contamination makes collateral property unsuitable for use. The Bank attempts to control such risk by requiring that a phase one environmental site assessment be completed as part of its underwriting review for all non-residential mortgage applications. In addition, the Bank's policy is to maintain ownership of specific commercial real estate properties acquired by it in separately incorporated subsidiaries.

Securities Investment Activities

         The Company's and the Bank's Boards of Directors set the securities investment policy of the Company and the Bank, respectively. Such policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements of the respective entity and potential return on the investments, among other things. In pursuing these objectives, the Company and the Bank consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of Directors of the Company and Bank has established an Investment Committee comprised of five directors and the Investment Officer to supervise the respective securities investment program. The respective Investment Committees meet periodically and evaluate all investment activities for safety and soundness, evaluate the respective investment policy and its objectives for the next period and submit a report to the respective Board of Directors. The Bank's Investment Officer is responsible for making securities investment portfolio decisions for the Company and the Bank in accordance with the respective policy. While the Investment Officer has the authority to conduct trades within specific guidelines established by the Company's and Bank's investment policies, all Company and Bank transactions are periodically reviewed by the respective Investment Committee and are reported to the respective Board of Directors on a monthly basis.

         At December 31, 2001, the Company's policy generally limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equities (including trust preferred securities). In addition, the Company's policy permits investments in mortgage-backed and mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (GNMA) and Collateralized Mortgage Obligations (CMOs). The Company's current securities investment strategy is to de-emphasize its investment in U.S. Government obligations, corporate debt and municipal bonds and to emphasize the purchase of mortgage-backed and mortgage related securities and government agency securities.

         At December 31, 2001, the Company had $4.57 billion in securities, consisting primarily of mortgage-backed and mortgage related securities, government agency securities and trust preferreds, as compared to $3.18 billion at December 31, 2000. Upon the purchase of an investment security, the Bank and the Holding Company will make a determination as to the classification of the security. However, the Bank and the Holding Company currently do not purchase securities with the intention of trading such securities, nor does the Bank or the Holding Company maintain trading portfolios. As of December 31, 2001, the Company's entire securities portfolio, or 52.3% of its total assets, were classified as available-for-sale, with the portfolio having an average life of 3.02 years. For the years ended December 31, 2001 and 2000, the Company designated all newly-purchased securities as available-for-sale.

         Mortgage-Backed and Mortgage Related Securities. The Company purchases mortgage-backed and mortgage related securities in order to: (a) generate positive interest rate spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA and GNMA;
(c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of the Company. The Company has primarily invested in mortgage-backed and mortgage related securities issued or sponsored by GNMA, FHLMC and FNMA. The Company also invests in CMOs issued or sponsored by private issuers.

         At December 31, 2001, mortgage-backed and mortgage related securities totaled $3.56 billion, or 40.8% of total assets and 41.8% of total interest-earning assets, of which all was classified as available-for-sale. At December 31, 2001, 17.8% of mortgage-backed and mortgage related securities were adjustable-rate and 82.2% were fixed-rate. The mortgage-backed and mortgage related securities portfolio had coupon rates ranging from 2.6% to 12.5% and had a weighted average yield of 6.29% at December 31, 2001.

        At December 31, 2001, the Company's CMO portfolio totaled $2.64 billion, or 31.0% of total interest-earning assets, and consisted of $1.57 billion of such securities issued by government sponsored agencies and $1.07 billion issued by private issuers, including nationally recognized mortgage conduits. It is the policy of the Bank to limit its purchases of privately issued CMOs to non-high risk securities rated not less than "AAA" by at least two rating agencies and having an average life of seven years or less. The Bank also limits the amount of such investments to no more than $100 million per transaction, 10% of the Bank's total assets related to any single issuer and 35% of its total CMO portfolio. For government sponsored CMOs, the Bank's policy limits such investments to non-high risk securities that have an average life of ten years or less and limits the amount of such investments to no more than $100 million per transaction. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates as compared with standard 30-year fixed-rate securities. At December 31, 2001, the Bank's CMO portfolio had an average estimated life of
1.14 years and a weighted average yield of 5.94%.

         Debt Securities. At December 31, 2001 the Company's debt securities portfolio totaled $355.7 million, or 4.1% of total assets. The Company's investment in debt securities is comprised of investments in U.S. treasury securities, U.S. government agency securities and municipal securities.

         U.S. Government and Agency Obligations. At December 31, 2001, the Company's U.S. treasury securities portfolio totaled $1.0 million, all of which was classified as available-for-sale. Such portfolio primarily consisted of short-term securities. The Company's current investment practice, however, is to de-emphasize its investments in such instruments. At December 31, 2001, the Company's agency securities portfolio totaled $349.7 million, all of which was classified as available-for-sale and consisted of callable zero coupon bonds. The Company's callable zero coupon bonds generally are callable after one year and in six-month intervals thereafter. The current policy of the Bank limits the purchase of agency debt obligations to maturities of 30 years or less and limits such purchases to no more than $100 million per transaction, although purchases of structured notes are limited to the lesser of $50 million per transaction or 10% of the Bank's total assets.

         Municipal Bonds. At December 31, 2001, the Company's municipal bond portfolio totaled $5.0 million, all of which was classified as available-for-sale. Such securities are comprised of general obligation bonds (i.e., obligations backed by the general credit of the issuer). All of the Company's municipal bonds are currently rated investment grade by at least one national rating agency. At December 31, 2001, the municipal bond portfolio had an average life of approximately 23.8 years and a weighted average yield of 6.90%. Certain interest earned on municipal bonds is exempt from federal, state and local income taxes. The Company's current investment practice is to de-emphasize its investment in municipal bonds.

         Equity Securities. At December 31, 2001, the Company's equity securities portfolio totaled $649.0 million, all of which was classified as available-for-sale. At December 31, 2001, the Holding Company's equity securities portfolio totaled $202.0 million and the Bank's equity securities portfolio totaled $447.0 million. At December 31, 2001 the Company's equity securities portfolio consisted of common and preferred stocks and trust preferreds. Also included in the Company's equity securities at December 31, 2001 is $14.1 million invested in stock mutual funds. The majority of the Company's preferred stock portfolio of $114.6 million is redeemable by the issuers pursuant to the terms of such stock, generally after a three to five year holding period. The Company benefits from its investment in common and preferred stocks due to tax deductions received in connection with dividends paid by corporate issuers on equity securities.

         The Bank's investment policy limit for its common and preferred stock investments is 5% and 7.5%, respectively, of the Bank's total assets and allows for the purchase of common and preferred stock with a limitation of 1% of the Bank's total assets in any single issuer. At December 31, 2001, the Bank's policies permit the purchase of preferred stock rated "Baa" or better by at least one national rating agency, with a 1% limitation on the purchase of preferred stock of any single issuer.

         The Bank's investment policy limits investment in capital notes or trust preferreds, issued primarily by financial institutions, to 1% of the Bank's total assets in any single issuer and 7.5% of the Bank's total assets. In addition, such investment can only be of investment grade. These securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. In order to offset the higher degree of risk, management focuses primarily on, but not limited to, securities issued by New York metropolitan area institutions. At December 31, 2001, the Company had $514.8 million of trust preferreds.

         Other Investment Activities. During the second quarter of 2000, the Bank purchased a $100.0 million Bank Owned Life Insurance policy (BOLI). The BOLI policy was implemented to offset future employee benefit costs. The purchase of the BOLI policy, and its increase in cash surrender value, is classified in "other assets" in the Company's consolidated statements of financial condition. The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in "other income" in the Company's consolidated statements of income.

         During the third quarter of 2000, O.B. Ventures, LLC, a subsidiary of the Holding Company, made a $25.0 million investment, at a preferred return of 9.5%, which is classified as "other assets" in the Company's consolidated statements of financial condition, in a real estate joint venture with the Holiday Organization in The Hamlet on Olde Oyster Bay, L.C.C. This joint venture was for the development a residential community in the Town of Oyster Bay, New York. The Company also receives a 50% share of the residual profits, which is classified as "other income" in the Company's consolidated statements of income. For the year ended December 31, 2001, 81 residential units were delivered at a profit of $6.3 million.

         The following table sets forth the composition of the Company's debt, equity, mortgage-backed and mortgage related securities available-for-sale portfolios in dollar amounts and in percentages at the dates indicated:

                                                                                   At December 31,
                                                    --------------------------------------------------------------------------------
                                                             2001                       2000                      1999
                                                    -----------------------   ------------------------   ---------------------------
                                                                 Percent                     Percent                      Percent
                                                      Amount     of Total       Amount       of Total     Amount          of Total
                                                    ----------  ----------    ----------    ----------   ----------     ------------
                                                                               (Dollars in thousands)
Debt securities:
   U.S. Government obligations                      $    1,020       0.02%    $   41,328         1.30%   $   67,880         1.92%
   U.S. Government agency securities                   349,725       7.66        665,551        20.95       267,942         7.59
   State, county and municipal bonds                     4,950       0.11          4,865         0.16         4,833         0.14
                                                    ----------  ----------    -----------   ----------   ----------    ----------
       Total debt securities available-for-sale        355,695       7.79        711,744        22.41       340,655         9.65
                                                    ----------  ----------    -----------   ----------   ----------    ----------
Equity securities:
   Preferred and common stock and other                134,220       2.95        192,582         6.06       219,506         6.21
   Trust preferreds                                    514,813      11.27        182,385         5.74       169,040         4.79
                                                    ----------  ----------    -----------   ----------   ----------    ----------
       Total equity securities available-for-sale      649,033      14.22        374,967        11.80       388,546        11.00
                                                    ----------  ----------    -----------   ----------   ----------    ----------

Mortgage-backed and mortgage related securities:
   FHLMC                                               359,212       7.87        143,851         4.53       173,581         4.92
   GNMA                                                504,475      11.05        722,809        22.75       797,202        22.58
   FNMA                                                 58,948       1.29        141,301         4.45       235,817         6.68
   CMOs                                              2,638,219      57.78      1,082,022        34.06     1,594,684        45.17
                                                    ----------  ----------    -----------   ----------   ----------    ----------
       Total mortgage-backed and mortgage related
          securities available-for-sale              3,560,854      77.99      2,089,983        65.79     2,801,284        79.35
                                                    ----------  ----------    -----------   ----------   ----------    ----------
            Total securities available-for-sale     $4,565,582     100.00%    $3,176,694       100.00%   $3,530,485       100.00%
                                                    ==========  ==========    ===========   ==========   ==========    ==========

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company's debt, equity, mortgage-backed and mortgage related securities at the dates indicated:

                                                        At December 31, 2001      At December 31, 2000      At December 31, 1999
                                                      ------------------------  ------------------------  ------------------------
                                                                    Estimated                 Estimated                 Estimated
                                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                         Cost         Value        Cost         Value        Cost         Value
                                                      -----------  -----------  -----------  -----------  -----------  -----------
                                                                                        (In thousands)
Available-for-sale:
  Debt securities:
    U. S. Government obligations                      $    1,000   $     1,020   $   41,055  $   41,328    $   67,192  $   67,880
    U. S. Government agency securities                   355,255       349,725      666,285     665,551       287,642     267,942
    State, county and municipal bonds                      4,470         4,950        4,463       4,865         4,762       4,833
                                                      ----------   -----------   ----------  ----------    ----------  ----------
      Total debt securities                              360,725       355,695      711,803     711,744       359,596     340,655
 Equity securities:
    Preferred and common stock and other                 150,554       134,220      210,761     192,582       244,395     219,506
    Trust preferreds                                     533,823       514,813      218,951     182,385       194,604     169,040
                                                      ----------   -----------   ----------  ----------    ----------  ----------
      Total equity securities                            684,377       649,033      429,712     374,967       438,999     388,546
                                                      ----------   -----------   ----------  ----------    ----------  ----------
        Total debt and equity securities               1,045,102     1,004,728    1,141,515   1,086,711       798,595     729,201
                                                      ----------   -----------   ----------  ----------    ----------  ----------
 Mortgage-backed and mortgage related securities:
    FHLMC                                                353,911       359,212      140,187     143,851       171,591     173,581
    GNMA                                                 495,152       504,475      718,480     722,809       813,335     797,202
    FNMA                                                  57,274        58,948      140,561     141,301       240,151     235,817
    CMOs                                               2,659,691     2,638,219    1,112,595   1,082,022     1,696,202   1,594,684
                                                      ----------   -----------   ----------  ----------    ----------  ----------
      Total mortgage-backed and mortgage related
        securities                                     3,566,028     3,560,854    2,111,823   2,089,983     2,921,279   2,801,284
                                                      ----------   -----------   ----------  ----------    ----------  ----------
Total securities available-for-sale                   $4,611,130   $ 4,565,582   $3,253,338  $3,176,694    $3,719,874  $3,530,485
                                                      ==========   ===========   ==========  ==========    ==========  ==========

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 2001:

                                                                  More than One           More than Five
                                          One Year or Less      Year to Five Years      Years to Ten Years     More than Ten Years
                                        --------------------   --------------------    --------------------   ---------------------
                                                    Weighted               Weighted                Weighted                Weighted
                                        Carrying    Average    Carrying    Average     Carrying    Average     Carrying    Average
                                          Value      Yield       Value      Yield       Value       Yield        Value      Yield
                                        --------    --------   --------    --------    --------    --------   ----------   --------
                                                                             (Dollars in thousands)
Available-for-sale securities:
 Mortgage-backed and
  mortgage related securities:
    FHLMC                               $      -           -%  $      -           -%   $      -           -%  $  359,212       7.33%
    GNMA                                       -           -        245        9.00       2,459        9.80      501,771       7.29
    FNMA                                       -           -          -           -          45        6.92       58,903       7.11
    CMOs                                       -           -        647        8.00       4,224        6.43    2,633,348       5.94
                                        --------               --------                --------               ----------
     Total mortgage-backed and
      mortgage related securities              -           -        892        8.27       6,728        7.66    3,553,234       6.29
                                        --------               --------                --------               ----------
Debt securities:
 U. S. Government obligations              1,020        6.50          -           -           -           -            -          -
 U. S. Government agency securities            -           -          -           -           -           -      349,725       7.43
 State, county and municipal bonds             -           -          -           -           -           -        4,950       6.90
                                        --------               --------                --------               ----------
     Total debt securities                 1,020        6.50          -           -           -           -      354,675       7.42
                                        --------               --------                --------               ----------
Equity securities (1):
 Preferred and common stock
  and other                                    -           -          -           -           -           -      134,220       3.64
 Trust preferreds                              -           -          -           -           -           -      514,813       8.22
                                        --------               --------                --------               ----------
     Total equity securities                   -           -          -           -           -           -      649,033       7.27
                                        --------               --------                --------               ----------
 Total securities
  available-for-sale                    $  1,020        6.50   $    892        8.27    $  6,728        7.66   $4,556,942       6.52
                                        ========               ========                ========               ==========
                                                 Total
                                       -----------------------
                                                      Weighted
                                        Carrying       Average
                                          Value         Yield
                                       ----------     --------
                                        (Dollars in thousands)
Available-for-sale securities:
 Mortgage-backed and
  mortgage related securities:
    FHLMC                              $  359,212         7.33%
    GNMA                                  504,475         7.30
    FNMA                                   58,948         7.11
    CMOs                                2,638,219         5.94
                                       ----------
     Total mortgage-backed and
      mortgage related securities       3,560,854         6.29
                                       ----------
Debt securities:
 U. S. Government obligations               1,020         6.50
 U. S. Government agency securities       349,725         7.43
 State, county and municipal                4,950         6.90
                                       ----------
     Total debt securities                355,695         7.42
                                       ----------
Equity securities (1):
 Preferred and common stock
  and other                               134,220         3.64
 Trust preferreds                         514,813         8.22
                                       ----------
     Total equity securities              649,033         7.27
                                       ----------
 Total securities
  available-for-sale                   $4,565,582         6.52
                                       ==========

(1) As equity securities have no maturities, they are classified in the "More than Ten Years" category.

Sources of Funds

         General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities are the primary sources of the Company's funds for use in lending, investing and for other general purposes. The Company also utilizes borrowed funds, primarily reverse-repurchase agreements, FHLB advances and other borrowings, to fund its operations.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. At December 31, 2001, the Bank's deposit accounts consisted of savings (including school savings and club accounts), Super NOW and NOW accounts, checking accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts and other qualified plan accounts.

         At December 31, 2001, the Bank's deposits totaled $4.49 billion. For the year ended December 31, 2001, the average balance of core deposits (savings, Super NOW and NOW, money market and non-interest-bearing demand accounts) totaled $1.59 billion, or 36.8% of total average deposits. At December 31, 2001, the Bank had a total of $2.76 billion in certificates of deposit, of which $2.20 billion had maturities of one year or less. For the year ended December 31, 2001, the average balance of certificate of deposit accounts represented 63.2% of total average deposits. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Bank's certificate of deposit accounts and, based on historical experience and the Bank's current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

         The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In addition, the Bank had previously paid a special interest payment on savings and NOW accounts, calculated as a percentage of interest paid on these accounts during the year. During the years ended 2001 and 2000 no such special interest payments were made. The Company does not anticipate making any such payments in the future. For the year ended December 31, 1999, the Bank paid a special interest payment of 5% of interest paid on savings and NOW accounts, which totaled $336,000.

         The Bank uses traditional means of advertising its deposit products, including radio and print media, and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits generally are more difficult to retain than core deposits. The Bank has authorized the utilization of brokers to obtain deposits to fund its activities and has entered into several relationships with nationally recognized retail brokerage firms to accept deposits sold by such firms. Dependent on market conditions, the Bank may use such brokered deposits, from time to time, to fund asset growth and manage interest rate risk. The Bank's policies limit the amount of brokered deposits that the Bank may have at any time to 25% of total retail deposits. During the fourth quarter of 2001, the Bank acquired $32.8 million of brokered certificates with a weighted average rate of 3.86%.

These brokered certificates have original maturities ranging from two to four years. At December 31, 2001, the Bank had $59.1 million in brokered deposits, representing 1.3% of total deposits.

         The following table presents the deposit activity of the Bank for the periods indicated:


                                                     For the Years Ended December 31,
                                                  -----------------------------------
                                                     2001       2000        1999
                                                  --------     -------   ------------
                                                               (In thousands)
Net deposits (withdrawals) from deposit accounts   $241,306 $(135,505) $(339,458)
Interest credited on deposit accounts               168,680   166,674    166,088
                                                    -------  ---------  ----------
Total increase (decrease) in deposit accounts      $409,986 $  31,169  $(173,370)
                                                    =======  =========  ==========

         At December 31, 2001, the Bank had outstanding $595.9 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:


                                                         Weighted
      Maturity Period                  Amount           Average Rate
-------------------------------     -------------     ---------------
                                            (Dollars in thousands)

Three months or less               $  163,568             3.68%
Over three through six months          79,348             3.52
Over six through 12 months            230,468             4.07
Over 12 months                        122,507             4.58
                                    ----------
Total                              $  595,891             3.99
                                    ==========

         The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Average balances for the periods presented utilize average daily balances.

                                                                  For the Years Ended December 31,
                                      ---------------------------------------------------------------------------------------
                                                         2001                                          2000
                                      -----------------------------------------    ------------------------------------------
                                                        Percent                                       Percent
                                                        of Total      Weighted                       of Total      Weighted
                                        Average         Average       Average         Average         Average      Average
                                        Balance         Deposits        Rate          Balance        Deposits        Rate
                                      -------------     ---------     ---------    --------------    ----------    ----------
                                                                       (Dollars in thousands)
Money market accounts                 $    321,728          7.43%          3.12%   $    239,525          5.94%        4.39%
Savings accounts (1) (2)                   897,122         20.74           1.63         925,293         22.96         1.90
Super NOW and NOW accounts (3)             218,055          5.04           1.34         168,708          4.19         1.86
Non-interest-bearing demand accounts       157,289          3.64              -         142,690          3.54            -
                                      -------------     ---------                  --------------    ----------
     Total                               1,594,194         36.85           1.73       1,476,216         36.63         2.11
                                      -------------     ---------                  --------------    ----------
Certificates of deposit                  2,732,065         63.15           5.20       2,554,147         63.37         5.63
                                      -------------     ---------                  --------------    ----------
     Total average deposits           $  4,326,259        100.00%          3.92    $  4,030,363        100.00%        4.34
                                      =============     =========                  ==============    ==========

                                           For the Years Ended December 31,
                                      ----------------------------------------
                                                           1999
                                      ----------------------------------------
                                                       Percent
                                                      of Total      Weighted
                                         Average       Average      Average
                                         Balance      Deposits        Rate
                                      ------------    ----------    ----------
                                               (Dollars in thousands)
Money market accounts                 $   171,720         4.05%          3.82%
Savings accounts (1) (2)                  992,385        23.43           2.20
Super NOW and NOW accounts (3)            150,247         3.55           2.14
Non-interest-bearing demand accounts      140,181         3.31              -
                                      ------------    ---------
     Total                              1,454,533        34.34           2.17
                                      ------------    ---------
Certificates of deposit                 2,781,650        65.66           5.10
                                      ------------    ---------
     Total average deposits           $ 4,236,183       100.00%          4.09
                                      ============    =========

(1) Includes special interest payments made by the Bank on such accounts for the year ended December 31, 1999, which resulted in an increased cost of such accounts of 4 basis points. No such special payments were made during 2001 and 2000.
(2)  Savings accounts include mortgagors' escrow deposits.
(3) Includes special interest payments made by the Bank on such accounts for the year ended December 31, 1999, which resulted in an increased cost of such accounts of 2 basis points. No such special payments were made during 2001 and 2000.

         The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated:

                                           Period to Maturity from December 31, 2001
                          ---------------------------------------------------------------------------
                                       Greater                 Greater      Greater
                                        Than      Greater       Than         Than
                             One     One to Two    Than       Three to      Four to     Greater             At December 31,
                             Year       Two       Two to        Four         Five         Than    --------------------------------
                           or Less     Years    Three Years     Years        Years     Five Years     2001       2000       1999
                          ---------- ---------- -----------  ----------   ----------   ---------- ---------- ---------- ----------
Certificates of deposit:                                                (In thousands)
   0 to 3.00%             $  690,857 $   29,354 $        12  $        -   $        -   $        - $  720,223 $      150 $      260
   3.01 to 4.00%             751,190    118,093      20,277         162            -          117    889,839          -        457
   4.01 to 5.00%             449,528     85,793      41,955       8,118       64,731        2,228    652,353     53,702    932,036
   5.01 to 6.00%             226,573     64,659      32,442       1,632        5,477       14,913    345,696  1,335,495  1,411,943
   6.01 to 7.00%              77,352     10,271      29,771       9,757        2,830        4,206    134,187  1,238,341    224,833
   7.01 to 8.00%               5,765      1,611       6,216         603           82            -     14,277     18,340     22,900
   Over 8.01%                    141          -           -          12            -            9        162      1,839     13,025
                          ---------- ---------- -----------  ----------   ----------   ---------- ---------- ---------- ----------

   Total                  $2,201,406 $  309,781 $   130,673  $   20,284   $   73,120   $   21,473 $2,756,737 $2,647,867 $2,605,454
                          ========== ========== ===========  ==========  ===========   ========== ========== ========== ==========

     Borrowed Funds. The Company's primary source of borrowings consists of reverse-repurchase agreements entered into with nationally recognized securities brokerage firms and FHLB advances. At December 31, 2001, the Company had $1.76 billion and $1.69 billion of reverse-repurchase agreements and FHLB advances, respectively, outstanding.

     Reverse-repurchase agreements are contracts for the sale of securities owned or borrowed by the Company with an agreement to repurchase those securities at an agreed upon price and date. Historically, the Company has entered into reverse-repurchase agreements as a method of providing the Company with cost effective funding in periods where its need for funds exceeds the amount of funds provided by its deposit gathering activities. Currently, the Company utilizes such reverse-repurchase agreements in periods when the Company can generate securities investments with yields in excess of its cost of such borrowing. At December 31, 2001, the Company's policies limited the use of reverse-repurchase agreements to maturities of overnight to thirty years. The collateral for such borrowings consists of U.S. agency obligations, mortgage-backed securities or trust preferreds. The security brokers utilized for borrowings transactions are subject to an ongoing financial review in order to ensure the selection of only those dealers whose financial strength will minimize the risk of principal loss due to default. This review is done internally and/or by qualified third parties. Additionally, a Public Securities Association Master Repurchase Agreement must be executed and on file for each dealer selected. The Company averaged $1.58 billion in reverse-repurchase agreements during the year ended December 31, 2001.

     During the year ended December 31, 2001 the Company prepaid $258.9 million of reverse-repurchase agreements with a weighted average rate of 6.44%. As a result, for the year ended December 31, 2001, the Company incurred a prepayment penalty of $8.3 million ($5.0 million, net of tax). The prepayment penalty is reflected as an extraordinary item in the Company's December 31, 2001 consolidated statement of income. In addition, subsequent to the Merger in 1999, the Company had restructured $427.1 million of reverse-repurchase agreements and $118.1 million of FHLB borrowings. These borrowed funds had maturities between less than one year and four years and a weighted average rate of 5.98%. The borrowings were then replaced with new funds with a weighted average rate of 4.98% and maturities between less than one year and four years. For the year ended December 31, 1999, the Company incurred a prepayment penalty of $7.2 million ($4.2 million, net of tax). The prepayment penalty is reflected as an extraordinary item in the Company's December 31, 1999 consolidated statement of income.

     Pursuant to a blanket collateral agreement with the FHLB, advances and overnight line of credit borrowings are secured by a pledge of certain eligible collateral, principally one- to four-family mortgage loans, in an amount equal to 110% of outstanding advances.

     On November 21, 2001, the Company issued $75.0 million of 7.50% unsecured senior bank notes with a maturity date of December 1, 2008. Interest on such notes is paid semi-annually on June 1 and December 1 of each year, beginning June 1, 2002. The Company used the net proceeds from the bank notes for general corporate purposes, including the repurchase of outstanding common stock and repaying or reducing indebtedness. In connection with this $75.0 million offering the Company capitalized $1.5 million of associated costs, which were comprised primarily of underwriting, legal and accounting fees, to be amortized over the shorter of the life of the borrowing or its useful life. For the year ended December 31, 2001, $33,000 of such costs has been amortized and is reflected as interest expense on borrowings in the accompanying consolidated statement of income. In addition, the Company has the ability to issue an additional $125.0 million in debt and other securities, with rates and terms to be determined, pursuant to the Company's $200.0 million shelf registration filed with the SEC during 2001. The proceeds of any such offering can be used for general corporate purposes, which may include repurchasing the Company's common stock, financing possible acquisitions of branches or other financial institutions or financial service companies, extending credit to, or funding investments in the Company's subsidiaries and repaying, reducing or refinancing indebtedness.

     The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                  At or For the Years Ended December 31,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
                                                                           (Dollars in thousands)
  Other borrowings (FHLB advances):
    Average balance outstanding during the year                $  1,566,403    $    683,584    $    247,084
    Maximum amount outstanding at any month
       end during the year                                        2,007,807         902,913         411,178
    Balance outstanding at end of year                            1,687,806         782,411         395,196
    Weighted average interest rate during the year                     5.15%           6.34%           4.16%
    Weighted average interest rate at end of year                      4.94            6.02            5.19
  Reverse-repurchase agreements:
    Average balance outstanding during the year                $  1,580,050    $  2,078,967    $  2,305,473
    Maximum amount outstanding at any month
       end during the year                                        1,856,284       2,226,662       2,594,268
    Balance outstanding at end of year                            1,757,489       2,072,614       2,449,345
    Weighted average interest rate during the year                     5.74%           5.95%           5.70%
    Weighted average interest rate at end of year                      4.60            5.98            5.67
  Senior bank notes:
    Average balance outstanding during the year                $      8,424               -               -
    Maximum amount outstanding at any month
       end during the year                                           75,000               -               -
    Balance outstanding at end of year                               75,000               -               -
    Weighted average interest rate during the year                     7.81%              -               -
    Weighted average interest rate at end of year                      7.50               -               -
  Total borrowed funds:
    Average balance outstanding during the year                $  3,154,877    $  2,762,551    $  2,552,557
    Maximum amount outstanding at any month
       end during the year                                        3,520,295       2,913,647       2,844,541
    Balance outstanding at end of year                            3,520,295       2,855,025       2,844,541
    Weighted average interest rate during the year                     5.45%           6.05%           5.55%
    Weighted average interest rate at end of year                      4.82            5.99            5.59

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

     Previously, the Bank engaged in group life insurance coverage per individual under SBLI's Financial Institution Group Life Insurance policy. The SBLI Department's activities were segregated from the Bank and, while they did not directly affect the Bank's earnings in a material way, management believed that offering SBLI insurance products was beneficial to the Bank's relationship with its depositors and the general public. The SBLI department paid its own expenses and reimbursed the Bank for expenses incurred on its behalf prior to its termination on January 1, 2000.

Subsidiary Activities

     Roslyn National Mortgage Corporation. RNMC, a wholly-owned subsidiary of the Bank, was engaged in the origination, sale and servicing of one- to four-family loans during the period from August 1995 to on or about September 1, 2000. RNMC was formed in connection with the Bank's acquisition of certain assets and liabilities of a company formerly known as Residential Mortgage Banking, Inc. (RMBI). During 2000, RNMC discontinued all of its mortgage loan origination and related operations and was divested of its assets relating to that business. Following the completion of activities necessary to fully unwind its previous mortgage lending operations, it is expected that RNMC's only operations will consist of paying the expenses under a lease agreement for its former headquarters space in Melville, New York and collecting rental income under certain sublease agreements it has made for such space. It is anticipated that the income from such subleases will substantially offset the corresponding rental expense under the paramount lease.

     Roslyn Capital Corp. Roslyn Capital Corp. (RCC), is a wholly-owned subsidiary of the Bank organized on April 1, 1997 for the purpose of investing in mortgage related assets as a real estate investment trust. On that date, the Bank transferred to RCC certain one- to four-family residential mortgage loans, commercial real estate loans and mortgage-backed securities including certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of RCC.

     RSB Agency, Inc. RSB Agency, Inc. (Agency), a wholly-owned subsidiary of the Bank incorporated in 1983, is engaged in the sale of life insurance and the collection of commissions for previously-issued life insurance policies. Agency is also currently active in the sale of annuities, mutual funds and other financial services products for which it receives commissions from third parties.

     Roosevelt Asset Funding Corp. Roosevelt Asset Funding Corp. (RAFC), a wholly-owned subsidiary of the Bank, is a real estate investment trust which was incorporated in the State of Delaware on April 28, 1997 for the purpose of investing in mortgage related assets as a real estate investment trust. On that date, the Bank transferred to RAFC certain one- to four-family residential mortgage loans, commercial real estate loans and mortgage-backed securities including certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of RAFC.

     O.B. Ventures Corp. O.B. Ventures Corp. (OBV), a wholly-owned subsidiary of the Holding Company, was established on April 11, 2000. OBV was a joint venture partner with The Holiday Organization in The Hamlet on Olde Oyster Bay, L.L.C. The purpose of the joint venture is to develop, construct and sell a 370 unit residential community located in the Town of Oyster Bay, New York. On
December 28, 2001, OBV merged with and into O.B. Ventures, LLC (OBV LLC), a New York limited liability company, with OBV LLC as the surviving entity.

     O.B.Ventures, LLC OBV, LLC, a New York limited liability company and a wholly-owned subsidiary of the Holding Company, was established on December 28, 2001. OBV, LLC is a joint venture partner with The Holiday Organization in The Hamlet on Olde Oyster Bay, L.L.C. The purpose of the joint venture is to develop, construct and sell a 370 unit residential community located in the Town of Oyster Bay, New York. On December 28, 2001, OBV merged with and into OBV, LLC, with OBV, LLC as the surviving entity.

     RBI Holdings, Inc. RBI Holdings, Inc. (RBI), a wholly-owned subsidiary of the Holding Company, was established on March 17, 1999. RBI was a 50% joint venture partner in a mortgage brokerage company. RBI sold its joint venture partnership interest during 2001 and has been dissolved.

     RNMC Re, Inc. RNMC Re, Inc. (RRI), a wholly-owned subsidiary of the Holding Company, was established in December 1999. RRI was organized as a captive re-issuance company in the State of Vermont. RRI reinsures mortgage impairment policies underwritten by principal carriers. The subsidiary retains a portion of the risks associated with such policies in consideration for a percentage of the premiums paid. The individual loans covered by these policies were originated by RNMC.

     Other Subsidiaries. The Bank has 7 other wholly-owned subsidiaries. BSR 1400 Corp. and 1400 Corp. are periodically used to hold REO. In addition, BSR 1400 Corp. holds Bank facilities and leases thereon. Residential Mortgage Banking, Inc. (a Bank subsidiary) was established in connection with the transaction between the Bank and RMBI and has been inactive since that time. Bellingham Corp., Blizzard Realty Corp., Old Northern Co. Ltd. and VBF Holding Corporation currently are inactive subsidiaries. The Holding Company, other than the Bank, has 3 other wholly-owned subsidiaries, which were inactive as of December 31, 2001, Mt. Sinai Ventures, LLC, Muttontown Ventures, Corp. and Roslyn Funding Corp.

Personnel

     As of December 31, 2001, the Bank had 618 full-time employees and 190 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be a good one.

                           REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

     The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC as a member of the Bank Insurance Fund (BIF). The Bank is subject to extensive regulation by the NYSBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to assess the Bank's financial condition and compliance with various regulatory requirements. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors and is not intended for the protection of stockholders and other creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS, the NYSBD and SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

New York State Law

         The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSBD, as limited by FDIC regulations. The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

         Under New York State Banking Law, a New York State chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. Additionally, the approval of the New York Superintendent of Banks (Superintendent) is required if the total of all dividends declared in a calendar year would exceed the total of the institution's net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments and any waivers granted.

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

         Assessments. Savings banks are required to pay assessments to the NYSBD to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $191,000.

FDIC Regulations

         Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

         These guidelines divide a savings bank's capital into two tiers. The first tier (Tier I) includes stockholders' equity (excluding net unrealized gains and losses on available-for-sale securities, except net unrealized losses on equity securities with readily determinable fair values, net of tax), certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Recent regulatory amendments also require the deduction from Tier I capital of a percentage of the carrying value of certain non-financial equity investments acquired after March 13, 2000. Supplementary (Tier II) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

         In addition, the FDIC regulations prescribe a minimum Tier I leverage ratio (Tier I capital to adjusted total average assets as specified in the regulations) of 3% for banks that meet certain specified criteria, including that the institution have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

         The following is a summary of the Bank's regulatory capital at December 31, 2001:

               GAAP Capital to Total Assets                    5.23 %
               Total Capital to Risk-Weighted Assets          11.18 %
               Tier I Leverage Ratio                           5.46 %

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

         Standards for Safety and Soundness. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the Guidelines) to implement safety and soundness standards. The Guidelines set forth the standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standards.

         Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Bank's payment of dividends is also restricted in the event the dividend would impair the liquidation account established in connection with the Conversion. As indicated above, the Bank is also subject to dividend declaration restrictions imposed by New York State law.

Investments and Activities

         The activities of all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited by federal law to those activities of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell life insurance, annuities, mutual funds and similar financial products. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) if the institutions has met all applicable capital requirements and if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier I capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control.

Prompt Corrective Regulatory Action

         Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements, the severity of which depends upon the degree of under capitalization.

         An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan to their primary regulator. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and limits on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

Transactions with Affiliates

         Transactions between depository institutions and their affiliates is governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate is limited to an amount equal to 10% of such savings bank's capital stock and surplus. There is an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. A federal statute also requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as or no less favorable to the savings bank, or its subsidiary, as similar transactions with non-affiliated parties.

         Federal law restricts a savings bank with respect to loans to directors, certain executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, more than 10% of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Loans above certain amounts to directors, certain executive officers, and stockholders who control more than 10% of a stock savings bank, and their respective related interests, must be approved in advance by a majority of the board of directors of the savings bank. Loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places additional limitations on loans to certain executive officers.

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

Insurance of Deposit Accounts

         The FDIC has adopted a risk-based insurance assessment system. Under this system the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are:
(i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized, and each category has three supervisory subcategories, or supervisory subgroups. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation conducted by the FDIC, or provided to the FDIC by the institution's primary federal regulator, and on information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subgroup to which it is assigned. Assessment rates currently range from zero basis points to 27 basis points of assessable deposits. As of December 31, 2001, the Bank's rate was zero basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank is also required to share, along with all other FDIC-insured institutions, the payments on financing corporation bonds. Such payments during 2001 approximated
1.9 basis points of assessable deposits. The Bank's insurance premiums were $840,000 during fiscal 2001.

         Under the Federal Deposit Insurance (FDI) Act, insurance of an institution's deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

Federal Reserve System

         Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW, Super NOW and regular checking accounts). For 2002, the Federal Reserve Board regulations require that reserves be maintained against transaction accounts as follows: the first $5.7 million of otherwise reservable balances are exempt from reserve requirements; a three percent reserve ratio will be assessed on transaction accounts over $5.7 million to and including $41.3 million; a ten percent reserve ratio will be applied to transaction accounts above $41.3 million. The Bank is currently in compliance with the foregoing requirements.

Holding Company Regulation

         The Company is regulated as a non-diversified unitary savings and loan holding company under applicable federal law. As such, the Company has registered with the OTS and is subject to OTS regulations,examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. This authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The Home Owners' Loan Act (HOLA) limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by multiple savings and loan holding companies. Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally will not be permitted to engage in non-financial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that was to acquire the Company.

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

         In order for the Company to continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. In order to qualify as a qualified thrift lender, the Bank must maintain compliance with the OTS' Qualified Thrift Lender (QTL) Test. Under the QTL Test, a savings institution is required to qualify as a "domestic building and loan association" within the meaning of the Internal Revenue Code (the Code) or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage related securities) in at least nine months out of each 12 month period. A holding company of an institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. For the year ended December 31, 2001, the Bank met all of the requirements relating to the QTL Test.

         New York State Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly owns, controls or holds, with power to vote, 10% or more of the voting stock of each of two or more banking institutions, including commercial banks and state savings banks and savings and loan associations organized in stock form. In general, a holding company controlling, directly or indirectly, only one banking institution is not deemed to be a bank holding company for the purposes of the New York State Banking Law. The prior approval of the NYSBD is required before any action is taken that causes any company to become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; or any bank holding company acquires a banking institution by merger or purchase of assets. Although the Company is not currently a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

         Acquisition of the Company. Under the Federal Change in Bank Control Act (CIBCA), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any person or group acting in concert that so acquires control would then be subject to regulation as a savings and loan holding company.

         Prior approval of the NYSBD is required under New York law before any person or group acting in concert acquires direct or indirect control of the banking institution. Control is presumed to exist upon ownership, control or holding, with power to vote, 10% or more of the voting stock of a bank or company, such as the Company, that owns, controls or holds with power to vote 10% or more of a bank.

Federal Securities Laws

         The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

FEDERAL AND STATE TAXATION

Federal Taxation

          General. The Holding Company, the Bank and their subsidiaries (excluding RCC and RAFC) will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the Internal Revenue Service for the year ended December 31, 1991 which resulted in no change to taxable income.

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

         The 1996 Act. Under the 1996 Act, for tax years beginning after December 31, 1995, the PTI Method was repealed. Additionally, "large banks" (i.e., those with assets having an adjusted basis of more than $500 million), which includes the Bank, are no longer permitted to make additions to its tax bad debt reserve, can only deduct bad debts as they occur and was required to recapture (i.e., include in its taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). For tax years beginning in 1996 and 1997, the recapture requirement was suspended if the principal amount of residential mortgages originated by the Bank during the year was not less than the average of the principal amount of loans made during the six preceding taxable years. As of December 31, 1995, the Bank's tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.0 million.

         Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Holding Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid from the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to that income, is equal to the amount of the distribution. Thus, if the Bank were to make a non-dividend distribution to the Holding Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

         Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes a alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent the AMT exceeds the regular tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. For 2001, the Bank does not expect to be subject to the AMT.

         Dividends Received Deduction and Other Matters. The Holding Company and the Bank may exclude from its income 100% of dividends received from their consolidated subsidiaries. No dividends received deduction is available for dividends paid by the Bank's REIT subsidiaries (RAFC and RCC). However, a 100% dividends paid deduction is available to these REIT subsidiaries for qualifying dividend payments. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such consolidated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation distributing a dividend.

State and Local Taxation

         New York State Taxation. The Holding Company, the Bank and certain of their subsidiaries are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (a) 8.5% (9% for 2000 and prior) of "entire net income" allocable to New York State or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) ..01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (prior to 2001 net operating losses could not be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. The Holding Company, the Bank and their subsidiaries (excluding RCC, RAFC, OBV and RRI) file a combined return.

         The New York State tax law on banking corporations was amended in 1997 to allow a deduction for net operating losses sustained in tax years beginning on or after January 1, 2001. The deduction may not exceed the allowable federal net operating loss deduction augmented by the excess of the New York State bad debt deduction over the federal bad debt deduction. No carryback of these losses is allowed. However, the losses may be carried forward for the 20 year period allowed under Code Section 172.

         The New York State tax law on banking corporations was amended in 1999 to reduce the tax rate on allocated entire net income. For tax years beginning after June 30, 2000 and before July 1, 2001, the tax rate is 8.5%; for tax years beginning after June 30, 2001 and before July 1, 2002, the tax rate is 8%; and for tax years beginning after June 30, 2002, the tax rate is 7.5%.

         OBV is subject to the New York State Franchise Tax on Business Corporations in an amount equal to the greater of (a) 8% (8.5% for 2000) of "entire net income" allocable to New York State, or (b) the applicable alternative tax. The alternative tax is the greater of (a) 2.5% (3% for 2000) of the corporation's "alternative entire net income", (b) .00178 of capital allocable to New York State, or (c) a fixed amount up to a maximum of $1,500. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income with certain adjustments.

         The New York State tax law on business corporations was amended in 1998 to reduce the tax rate on allocated entire net income. For tax years beginning after June 30, 1999 and before July 1, 2000, the tax rate is 8.5%; for tax years beginning after June 30, 2000 and before July 1, 2001, the tax rate is 8%;

and for tax years beginning after June 30, 2001 the tax rate is 7.5%.

     The Company does business within the Metropolitan Transportation Business Tax District (the District) which is comprised of the counties of New York, Bronx, Kings, Queens, Richmond, Dutchess, Nassau, Orange, Putnam, Rockland, Suffolk, and Westchester. A tax surcharge is imposed on banking corporations and business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the tax described above, subject to modification in certain circumstances, and is scheduled to expire for tax years ending on or after December 31, 2005.

     The Bank was last audited by the State of New York for the three-year period ended December 31, 1995, which resulted in adjustments which were immaterial to the Bank's financial statements. T R Financial Corp. and subsidiaries was last audited by the State of New York for the years ended December 31, 1997 and 1998 and for the period ended February 16, 1999 (date of Merger), which resulted in no adjustments to the returns.

     Bad Debt Reserves. For purposes of computing its New York State entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. The allowable deduction is the same as for Federal income tax purposes, prior to the 1996 Act, except that the percentage allowable under the PTI Method is 32% instead of 8%. The New York State tax law was amended in August 1996 to prevent the recapture of tax bad debt reserves that would otherwise occur as a result of the enactment of the 1996 Act. However, the New York State bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of the Federal tax bad debt reserves for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Bank fails to meet the 60% Test, which it presently satisfies. Although there can be no assurance that the Bank will satisfy the 60% Test in the future, management believes that this level of qualifying assets can be maintained by the Bank. Each year the Bank reviews the most favorable method to calculate the deduction attributable to an addition to the tax bad debt reserve.

     City of New York Taxation. The Holding Company, the Bank and their subsidiaries (excluding RCC, RAFC, OBV and RRI) are also subject to a New York City banking corporation tax in an annual amount equal to the greater of (a) 9% of entire net income allocable to New York City, or (b) the applicable alternative tax. The applicable alternative tax is the greater of (a) .01% of the value of taxable assets allocable to New York City with certain modifications, (b) 3% of alternative entire net income allocable to New York City, or (c) $125. Entire net income and alternative net income are calculated in a manner similar to New York State including the allowance of a deduction for an addition to the tax bad debt reserve. The income is allocated to New York City based upon three factors: receipts, wages and deposits. The Holding Company, the Bank and their subsidiaries (excluding RCC, RAFC, OBV and RRI) file a combined return.

     In March 1997, the New York City tax law was amended, similar to New York State tax law, to prevent the recapture of the tax bad debt reserve that would have otherwise occurred as a result of the enactment of the 1996 Act. The New York City tax law was not amended to permit a deduction for net operating losses sustained in taxable years beginning on or after January 1, 2001.

     Delaware Taxation. The Holding Company, as a Delaware holding company not earning income in the State of Delaware, is exempted from corporate income tax. However, the Holding Company is required to file an annual report with, and pay an annual franchise tax based on authorized shares to, the State of Delaware.

     Roslyn National Mortgage Corporation. RNMC is subject to tax in the various states in which it operated. RNMC is also subject to tax in New York City.

     RNMC Re, Inc. RRI is subject to tax on its premium income in the State of Vermont.

                 EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

     The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Bank. For those who also serve as officers of the Company, the individual's title at the Company is also provided.

     Joseph L. Mancino, Vice Chairman of the Board, President and Chief Executive Officer of the Registrant since 1999 and Chairman of the Board and Chief Executive Officer of the Bank since 1993, joined the Bank in 1960. Mr. Mancino was President of the Bank from 1993 until February 2000. In connection with the Registrant's acquisition of T R Financial Corp. in 1999, Mr. Mancino became Vice Chairman of the Registrant. Mr. Mancino is 63 years of age.

     John M. Tsimbinos, Chairman of the Board of the Registrant and Vice Chairman of the Board of the Bank since 1999, joined the Company and the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Tsimbinos is 64 years of age.

     John R. Bransfield, Jr., Vice Chairman of the Registrant commencing in February 2000, President and Chief Operating Officer of the Bank commencing in February 2000, joined the Bank in 1993 as a Senior Vice President and Senior Lending Officer, became a director in 1998, and became Senior Executive Vice President and Chief Operating Officer in 1999. Mr. Bransfield is 60 years of age.

     John L. Klag, Executive Vice President and Investment Officer of the Bank, joined the Bank in 1993 and became Executive Vice President and Investment Officer in 1999. Mr. Klag is 44 years of age.

     Nancy C. MacKenzie, Executive Vice President and Chief Information Officer of the Bank, joined the Bank in 1976, became Chief Information Officer in 1995, and became Executive Vice President and Chief Information Officer in 1999. Ms. MacKenzie is 48 years of age.

     Mary Ellen McKinley, Executive Vice President and Human Resources Officer of the Bank, joined the Bank in 1994 and became Senior Vice President and Human Resources Officer in 2000 and Executive Vice President and Human Resources Officer in 2001. Ms. McKinley is 56 years of age.

     Daniel L. Murphy, Executive Vice President and Retail Banking Officer of the Bank, joined the Bank in 1978 and became Executive Vice President and Retail Banking Officer in 1999. Mr. Murphy is 42 years of age.

     Michael P. Puorro, Treasurer and Chief Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer of the Bank, joined the Bank in 1992 and became Executive Vice President and Chief Financial Officer in 1999. Mr. Puorro is 42 years of age.

     R. Patrick Quinn, Corporate Secretary of the Registrant and Executive Vice President, General Counsel and Corporate Secretary of the Bank, joined the Bank in 1999 as General Counsel and Corporate Secretary and became Executive Vice President, General Counsel and Corporate Secretary in 2001. Mr. Quinn is 40 years of age.

     Ralph E. Caccipuoti, Senior Vice President and Retail Operations Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Retail Operations Officer in 1999. Mr. Caccipuoti is 46 years of age.

     Henry F. Chichester, Jr., Senior Vice President and Sales Development Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Sales Development Officer in 2001. Mr. Chichester is 59 years of age.

     John F. Coffey, Senior Vice President and Senior Commercial Lending Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Commercial Lending Officer in 1999. Mr. Coffey is 55 years of age.

     Kevin T. Dunne, Senior Vice President and Senior Consumer Lending Officer of the Bank, joined the Bank in 1974 and became Senior Vice President and Senior Consumer Lending Officer in 1999. Mr. Dunne is 46 years of age.

     Walter G. Mullins, Senior Vice President and Marketing Officer of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Mullins is 56 years of age.

     Russell S. Safirstein, Senior Vice President and Auditor of the Bank, joined the Bank in 1994, and became Senior Vice President and Auditor in 2001. Mr. Safirstein is 35 years of age.

     Richard F. Schneider, Senior Vice President and Corporate Tax Officer of the Bank and Assistant Secretary of the Registrant, joined the Bank in 1999 and became Senior Vice President and Corporate Tax Officer of the Bank in January 2002 and Assistant Secretary of the Registrant in June 2001. Mr. Schneider is 50 years of age.

     Gerard L. Treglia, Senior Vice President and Retail Systems Officer of the Bank, joined the Bank in 1999 in connection with the Registrant's acquisition of T R Financial Corp. Mr. Treglia is 52 years of age.

     William A. Walter, Senior Vice President and Assistant Chief Financial Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Assistant Chief Financial Officer in 1999. Mr. Walter is 37 years of age.

Item 2. Properties.
------------------

     The Bank currently conducts its business through one administrative office and 32 banking offices. The following table sets forth the Bank's offices:

                                                                   Original
                                                  Leased             Year
                                                    or             Leased or          Date of Lease
           Location                                Owned           Acquired             Expiration
           --------------------------------   ---------------  -----------------    -----------------
           Administrative Office:
           Jericho Office
           One Jericho Plaza                      Leased             1999                   2014
           Jericho, NY  11753

           Branch Offices:

           Main Office:
           Roslyn                                  Owned             1932              Not Applicable
           1400 Old Northern Boulevard
           Roslyn, NY  11576

           Astoria                                Leased             2001                   2021
           30-75 Steinway Street
           Astoria, NY  11103

           Bayshore                               Leased             1999                   2009
           130 East Main Street
           Bayshore, NY  11706

           Bayside                                 Owned             1969              Not Applicable
           224-04 Union Turnpike
           Bayside, NY  11364

           Bellerose                               Owned             1975              Not Applicable
           247-53 Jamaica Avenue
           Bellerose, NY  11426

           Bellmore                                Owned             1972              Not Applicable
           2641 Merrick Road
           Bellmore, NY  11710

           2267 Bellmore Avenue                   Leased             2000                   2010
           Bellmore, NY  11710

           Brooklyn                                Owned             1920              Not Applicable
           1024 Gates Avenue
           Brooklyn, NY  11221

           2925 Avenue U                           Owned             1955              Not Applicable
           Brooklyn, NY  11229

           8110-8112 Fifth Avenue                 Leased             2001                   2016
           Brooklyn, NY  11209

                                                                   Original
                                                  Leased             Year
                                                    or             Leased or          Date of Lease
           Location                                Owned           Acquired             Expiration
           --------------------------------   ---------------  -----------------    -----------------
           Bronx                                  Leased             2001                  2016
           3681-83 Tremont Avenue
           Bronx, NY  10465

           East Meadow                            Leased             2000                  2010
           1900 Hempstead Turnpike
           East Meadow, NY  11554

           East Northport                          Owned             1992             Not Applicable
           580 Larkfield Road
           East Northport, NY  11731

           Farmingdale                             Owned             1968             Not Applicable
           14 Conklin Street
           Farmingdale, NY 11735

           Forest Hills                           Leased             2000                  2010
           107-40 Queens Boulevard
           Forest Hills, NY  11375

           Freeport                               Leased             2001                  2017
           160 South Main Street
           Freeport, NY  11520

           Garden City                            Leased             1994                  2005
           108 Seventh Street
           Garden City, NY  11530

           Hewlett                                 Owned             1996             Not Applicable
           1280 Broadway
           Hewlett, NY  11557

           Howard Beach  (1)                       Owned             1965             Not Applicable
           156-02 Cross Bay Boulevard
           Howard Beach, NY  11414

           Huntington Station                     Leased             2000                  2010
           693 East Jericho Turnpike
           Huntington Station, NY  11746

           Lawrence                               Leased             1996                  2003
           333 Central Avenue
           Lawrence, NY  11559

           Little Neck                            Leased             2002                  2017
           254-09 Horace Harding
           Expressway
           Little Neck, NY  11362

                                                                               Original
                                                         Leased                  Year
                                                           or                   Leased or           Date of Lease
           Location                                       Owned                 Acquired              Expiration
           -----------------------------------     -------------------    --------------------    -----------------
           Massapequa (2)                                Leased                   1996                   2014
           6199 Sunrise Highway                          /Owned
           Massapequa, NY  11758

           Massapequa Park                                Owned                   1961              Not Applicable
           4848 Merrick Road
           Massapequa Park, NY  11762

           Merrick                                       Leased                   2000                   2010
           2111 Merrick Avenue
           Merrick, NY  11566

           New Hyde Park                                  Owned                   1975              Not Applicable
           1114 Jericho Turnpike
           New Hyde Park, NY  11040

           North Babylon                                  Owned                   1991              Not Applicable
           1501 Deer Park Avenue
           North Babylon, NY  11703

           Oceanside                                      Owned                   1998              Not Applicable
           3140 Long Beach Road
           Oceanside, NY  11572

           Smithtown                                     Leased                   1998                   2008
           719 Smithtown Bypass
           Smithtown, NY  11787

           Syosset                                       Leased                   2001                   2011
           2 Muttontown Road
           Syosset, NY  11791

           West Hempstead                                 Owned                   1965              Not Applicable
           50 Hempstead Turnpike
           West Hempstead, NY  11552

           Woodbury (3)                                  Leased                   1976                   2009
           8081 Jericho Turnpike
           Woodbury, NY 11797

------------------------------
(1) Includes a leased accommodation facility adjacent to the branch office. The lease on such facility expires December 2011.
(2) The Bank owns the building but leases the minority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of thirty-three (33) years each.
(3) The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of twenty (20) years each.

Item 3.  Legal Proceedings.
---------------------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

         Information regarding the market for the Company's common equity and related stockholder matters appears in the 2001 Annual Report under the caption "Market Price of Common Stock" and is incorporated herein by this reference. The following schedule summarizes the dividend payout ratio (dividends declared per share/net income per share) for the periods indicated:

                             For the Years Ended December 31,
         --------------------------------------------------------------------
                 2001                   2000                     1999
         -------------------    --------------------      ------------------
                35.94%                  42.96%                  190.74%

         On July 26, 2001, the Company declared a three-for-two stock split in the form of a stock dividend payable on August 22, 2001. Stockholders received one additional share for every two shares held at the record date of August 6, 2001. A total of 39,598,569 shares of common stock were issued in connection with the stock split. As a result of the stock split, $396,000 was reclassified from additional paid-in-capital to common stock.

Item 6.  Selected Financial Data.
         ------------------------

         Information regarding selected financial data appears on page 14 of the 2001 Annual Report under the caption "Selected Consolidated Financial and Other Data of the Company" and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

         Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 16 through 28 of the 2001 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Gap Analysis" in the 2001 Annual Report is incorporated herein by this reference.

Item 8.   Financial Statements and Supplementary Data.
------------------------------------------------------

           Information regarding the financial statements and the Independent Auditors' Report appears on pages 29 through 59 of the 2001 Annual Report and is incorporated herein by this reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
---------------------

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.
----------------------------------------------------------

           Information regarding the directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002 (the 2001 Stockholders Meeting) under the caption "Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company." Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the 2001 Stockholders Meeting to be held on May 21, 2002 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  Executive Compensation.
---------------------------------

           Information regarding executive compensation is incorporated herein by reference to the Company's Proxy Statement for the 2001 Stockholders Meeting to be held on May 21, 2002 under the caption "Executive Compensation," not including the report of the compensation committee, the report of the Audit committee and the stock performance graph. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the 2001 Stockholders Meeting to be held on May 21, 2002 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

           Information regarding person or group that may be deemed to be the beneficiary of more than 5% of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement under the caption "Stock Ownership."

           Information regarding security ownership of management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company." Pursuant to General Instructions G(3) to the Form 10-K, the Company's Proxy Statement for the 2001 Stockholders Meeting to be held on May 21, 2002 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the company's Proxy Statement for the 2001 Stockholders Meeting to be held on May 21, 2002 under the caption "Transactions With Certain Related Persons". Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the 2001 Stockholders Meeting to be held on May 21, 2002 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

      1. Financial Statements

         The following consolidated financial statements are included in the Company's Annual Report for the fiscal year ended December 31, 2001 and are incorporated herein by reference:

         - Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

         - Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

         - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

         - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

(b)   Reports on Form 8-K filed during the last quarter of 2001


         None.

(c)   Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
------

2.1 Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp./1/
2.2 First Amendment, dated as of January 23, 1999, to the Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. And T R Financial Corp./2/
3.1    Certificate of Incorporation of Roslyn Bancorp, Inc./3/
3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc./4/
3.3    Third Amended and Restated Bylaws of Roslyn Bancorp, Inc./5/
4.0    Form of Stock Certificate of Roslyn Bancorp, Inc./3/
4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company as Rights Agent /6/
4.3    Form of Note for Senior Debt Securities/7/
10.1   Employment Agreement between Roslyn Bancorp, Inc. and Joseph L.
       Mancino/8/
10.2   Employment Agreement between Roslyn Savings Bank and Joseph L. Mancino/8/
10.3 Employment Agreement between Roslyn Bancorp, Inc. and John R. Bransfield, Jr./8/
10.4 Employment Agreement between Roslyn Savings Bank and John R. Bransfield, Jr./8/
10.5   Employment Agreement between Roslyn Bancorp, Inc. and John M.
       Tsimbinos/8/
10.6   Employment Agreement between Roslyn Savings Bank and John M. Tsimbinos/9/
10.7   The Roslyn Savings Bank Management Supplemental Retirement Plan/3/
10.8   Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan/10/
10.9 Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated as of March 16, 1993/11/
10.10 First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated/12/
10.11 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997/13/
10.12  Benefit Restoration Plan for the Roslyn Savings Bank/14/
10.13  Roslyn Bancorp, Inc 2001 Stock-Based Incentive Plan/15/
11.0 Statement re: Computation of per Share Earnings (incorporated by reference to Note 16 to Notes to Consolidated Statements - Part IV, Item
       14)
13.0   2001 Annual Report
21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiary Activities"
23.0   Consent of KPMG LLP

Notes
-----

1. Incorporated by reference into this document from the Registration Statement on Form S-4, and any amendments thereto, Registration No. 333-67359, filed with the Securities and Exchange Commission on November 16, 1998.

2. Incorporated by reference into this document from the Form 8-K, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on January 28, 1999.

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

5. Incorporated by reference into this document from the Exhibits to the Company's quarterly report on

       Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 10, 2000.
6. Incorporated by reference into this document from the Exhibits filed with the Form 8-A, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.
7. Incorporated by reference into this document from Exhibits to the Registrant Statement on Form S-3, and any amendments thereto, Registration No. 333-67282, filed with the Securities and Exchange Commission on August 10, 2001.
8. Incorporated by reference into this document from the Exhibits filed with the Form 10-K and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on March 31, 1999.
9. Incorporated by reference into this document from the Exhibits to the Company's quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on May 17, 1999.
10. Incorporated by reference into this document from the Company's Proxy Statement, Commission File No. 0-28886, filed with the Securities and Exchange Commission on June 6, 1997.
11. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1993, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 30, 1994.
12. Incorporated by reference into this document from the Exhibits to T R Financial Corp.'s Annual Report on Form 10-K for fiscal year 1995, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 27, 1996 and as amended as of March 29, 1996.
13. Incorporated by reference to the Exhibits to T R Financial Corp.'s definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 19, 1997.
14. Incorporated by reference into this document from the Registration Statement on Form S-8, and any amendments thereto, Registration No. 333-49790, filed with the Securities and Exchange Commission on November 13, 2000.
15. Incorporated by reference into this document from the Company's Proxy Statement, Commission File No. 0-28886, filed with the Securities and Exchange Commission on April 19, 2001.

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

                                       Roslyn Bancorp, Inc.
                      ------------------------------------------
                                       (Registrant)

                      /s/ Joseph L. Mancino                       March 13, 2002
                      ------------------------------------------  --------------
                      Joseph L. Mancino, Vice Chairman of the
                      Board, President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                TITLE                                                DATE
----                                -----                                                -----
/s/  Joseph L. Mancino              Vice Chairman of the Board, President,          March 13, 2002
--------------------------------                                                    --------------
     Joseph L. Mancino              & Chief Executive Officer


/s/ John M. Tsimbinos               Chairman of the Board                           March 13, 2002
--------------------------------                                                    --------------
    John M. Tsimbinos

/s/ John R. Bransfield, Jr.         Vice Chairman of the Board                      March 13, 2002
--------------------------------                                                    --------------
    John R. Bransfield, Jr.


/s/ Michael P. Puorro               Treasurer & Chief Financial Officer             March 13, 2002
--------------------------------                                                    --------------
    Michael P. Puorro

/s/ Thomas J. Calabrese, Jr.        Director                                        March 13, 2002
--------------------------------                                                    --------------
    Thomas J. Calabrese, Jr.


/s/ Maureen E. Clancy               Director                                        March 13, 2002
--------------------------------                                                    --------------
    Maureen E. Clancy

/s/ Thomas A. Doherty               Director                                        March 13, 2002
--------------------------------                                                    --------------
    Thomas A. Doherty

/s/ Robert G. Freese                Director                                        March 13, 2002
--------------------------------                                                    --------------
    Robert G. Freese

/s/ Leonard Genovese                Director                                        March 13, 2002
--------------------------------                                                    --------------
    Leonard Genovese

NAME                                TITLE                          DATE
----                                -----                          -----


/s/ Dr. Edwin W. Martin, Jr.        Director                   March 13, 2002
------------------------------                                 --------------
    Dr. Edwin W. Martin, Jr.


/s/ Victor C. McCuaig               Director                   March 13, 2002
------------------------------                                 --------------
    Victor C. McCuaig

/s/ James E. Swiggett               Director                   March 13, 2002
------------------------------                                 --------------
    James E. Swiggett

/s/ Spiros J. Voutsinas             Director                   March 13, 2002
------------------------------                                 --------------
    Spiros J. Voutsinas

/s/ Richard C. Webel                Director                   March 13, 2002
------------------------------                                 --------------
    Richard C. Webel