Form 10-Q
period 2002-03-31
ROSLYN BANCORP INC
filed 2002-05-03
CIK 1020828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from                    to
                         Commission file number 0-28886

                              ROSLYN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    11-3333218
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

         One Jericho Plaza, Jericho, New York         11753-8905
         -------------------------------------------------------
        (Address of Principal Executive Offices)      (Zip Code)

                                (516) 942-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Classes of Common Stock            Number of Shares Outstanding, April 23, 2002
 -----------------------            --------------------------------------------
    $.01 Par Value                                  84,543,697
    --------------                                  -----------

                                    FORM 10-Q
                              ROSLYN BANCORP, INC.
                                      INDEX


                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       Financial Statements (Unaudited):

              Consolidated Statements of Financial Condition at
                 March 31, 2002 and December 31, 2001                                             1

              Consolidated Statements of Income for the three months ended
                 March 31, 2002 and 2001                                                          2

              Consolidated Statement of Changes in Stockholders' Equity
                 for the three months ended March 31, 2002                                        3

              Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2002 and 2001                               4

              Notes to Consolidated Financial Statements                                          5

ITEM 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                             10

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk                          23


PART II - OTHER INFORMATION
---------------------------

ITEM 1.       Legal Proceedings                                                                  24

ITEM 2.       Changes in Securities and Use of Proceeds                                          24

ITEM 3.       Defaults Upon Senior Securities                                                    24

ITEM 4.       Submission of Matters to a Vote of Security Holders                                24

ITEM 5.       Other Information                                                                  24

ITEM 6.       Exhibits and Reports on Form 8-K                                                   24

              Signatures Page                                                                    26

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report, as well as other written communications made from time to time by Roslyn Bancorp, Inc. and its subsidiaries (the Company) (including, without limitation, the Company's 2001 Annual Report to Stockholders), and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both an accounting principles generally accepted in the United States
(GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; results of operations from real estate joint ventures; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, retail banking revenues, revenues from sales of non-deposit investment products, origination levels in the Company's mortgage lending businesses and real estate joint venture activities; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or other legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                              ROSLYN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                      (In thousands, except share amounts)



                                                                                    March 31, 2002          December 31, 2001
                                                                                    --------------          -----------------
                                ASSETS
                                ------
Cash and cash equivalents:
  Cash and cash items                                                               $     9,490                $    10,815
  Due from banks                                                                         58,999                     64,810
  Money market investments                                                               53,700                     27,200
                                                                                    -----------                -----------
     Total cash and cash equivalents                                                    122,189                    102,825
Debt and equity securities available-for-sale, net (securities pledged of
   $181,381 and $114,426 at March 31, 2002 and December 31, 2001, respectively)       1,134,443                  1,004,728
Mortgage-backed and mortgage related securities available-for-sale, net
     (securities pledged of  $2,071,162 and $1,754,733 at March 31, 2002 and
     December 31, 2001, respectively)                                                 4,295,110                  3,560,854
                                                                                    -----------                -----------
     Total securities available-for-sale, net                                         5,429,553                  4,565,582
Federal Home Loan Bank of New York stock, at cost                                        97,390                    109,870
Loans held-for-sale                                                                       5,545                      9,364
Loans receivable held for investment, net:
  Real estate loans, net                                                              3,213,160                  3,412,148
  Consumer and other loans, net                                                         288,945                    285,012
                                                                                    -----------                -----------
     Total loans receivable held for investment, net                                  3,502,105                  3,697,160
       Allowance for loan losses                                                        (41,282)                   (40,634)
                                                                                    -----------                -----------
         Total loans receivable held for investment, net of allowance for loan
            losses                                                                    3,460,823                  3,656,526
Banking house and equipment, net                                                         33,936                     32,589
Accrued interest receivable                                                              57,667                     50,550
Deferred tax asset, net                                                                  45,267                     40,213
Intangible assets                                                                           955                        986
Other assets                                                                            191,829                    168,275
                                                                                    -----------                -----------
         Total assets                                                               $ 9,445,154                $ 8,736,780
                                                                                    ===========                ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
  Deposits:
     Savings accounts                                                               $   964,961                $   920,507
     Certificates of deposit                                                          2,900,288                  2,756,737
     Money market accounts                                                              450,213                    371,007
     Interest-bearing demand deposit accounts                                           279,256                    256,145
     Demand deposit accounts                                                            192,309                    182,371
                                                                                    -----------                -----------
       Total deposits                                                                 4,787,027                  4,486,767
  Official checks outstanding                                                            23,065                     40,349
  Borrowed funds:
     Reverse-repurchase agreements                                                    2,150,598                  1,757,489
     Senior notes                                                                        75,000                     75,000
     Other borrowings                                                                 1,662,805                  1,687,806
                                                                                    -----------                -----------
       Total borrowed funds                                                           3,888,403                  3,520,295
  Accrued interest and dividends                                                         31,999                     27,475
  Mortgagors' escrow and security deposits                                               41,272                     30,615
  Accrued taxes payable                                                                  28,798                     21,837
  Accrued expenses and other liabilities                                                 35,156                     40,474
                                                                                    -----------                -----------
         Total liabilities                                                            8,835,720                  8,167,812
                                                                                    -----------                -----------

Guaranteed preferred beneficial interest in junior subordinated debentures               63,000                          -

Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                 -                          -
   Common stock, $0.01 par value, 200,000,000 shares authorized; 118,811,472 shares issued; 85,153,797 and 87,116,397 shares outstanding at March 31,
    2002 and December 31, 2001, respectively                                              1,188                      1,188
  Additional paid-in-capital                                                            507,804                    507,413
  Retained earnings - partially restricted                                              611,808                    592,865
  Accumulated other comprehensive loss:
     Net unrealized loss on securities available-for-sale, net of tax                   (33,516)                   (26,573)
  Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                 (44,389)                   (44,838)
  Unearned common stock held by Stock-Based Incentive Plan (SBIP)                        (7,141)                    (9,132)
  Common stock held by Supplemental Executive Retirement Plan and Trust (SERP),
     at cost (553,080 shares at March 31, 2002 and December 31, 2001)                    (4,535)                    (4,535)
  Treasury stock, at cost (33,657,675 and 31,695,075 shares at March 31, 2002
    and December 31, 2001, respectively)                                               (484,785)                  (447,420)
                                                                                    -----------                -----------
    Total stockholders' equity                                                          546,434                    568,968
                                                                                    -----------                -----------
         Total liabilities and stockholders' equity                                 $ 9,445,154                $ 8,736,780
                                                                                    ===========                ===========


          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                               For the Three Months Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                2002                2001
                                                           -------------       --------------
 Interest income:
     Federal funds sold and short-term deposits            $         455       $          399
     Debt and equity securities                                   23,283               21,378
     Mortgage-backed and mortgage related securities              55,379               40,371
     Real estate loans                                            57,544               71,447
     Consumer and other loans                                      4,271                5,870
                                                           -------------       --------------
        Total interest income                                    140,932              139,465
                                                           -------------       --------------
 Interest expense:
     Deposits                                                     31,182               46,353
     Borrowed funds                                               45,251               41,926
                                                           -------------       --------------
        Total interest expense                                    76,433               88,279
                                                           -------------       --------------
 Net interest income before provision for loan losses             64,499               51,186
 Provision for loan losses                                           750                    -
                                                           -------------       --------------
 Net interest income after provision for loan losses              63,749               51,186
                                                           -------------       --------------
 Non-interest income:
     Fees and service charges                                      3,767                2,099
     Net gains on securities                                          50                    -
     Income from bank owned life insurance                         1,971                1,852
     Joint venture income                                          4,963                    -
     Other non-interest income                                       181                  516
                                                           -------------       --------------
        Total non-interest income                                 10,932                4,467
                                                           -------------       --------------
 Non-interest expense:
     General and administrative expenses:
        Compensation and employee benefits                        13,852               10,029
        Occupancy and equipment                                    3,169                2,859
        Deposit insurance premiums                                   212                  204
        Advertising and promotion                                    997                1,252
        Other non-interest expenses                                4,971                3,674
                                                           -------------       --------------
           Total general and administrative expenses              23,201               18,018
     Amortization of intangible assets                                31                   31
     Real estate operations, net                                     (74)                   9
       Capital securities cost                                       124                    -
                                                           -------------       --------------
           Total non-interest expense                             23,282               18,058
                                                           -------------       --------------
 Income before provision for income taxes                         51,399               37,595
 Provision for income taxes                                       17,815               12,268
                                                           -------------       --------------
 Net income                                                $      33,584       $       25,327
                                                           =============       ==============

 Basic earnings per share (1)                              $        0.42       $         0.29
                                                           =============       ==============
 Diluted earnings per share (1)                            $        0.41       $         0.28
                                                           =============       ==============

--------------
(1) Prior period amounts have been adjusted to reflect the 3-for-2 stock split on August 22, 2001.

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)


                                                                                                         Unallocated     Unearned
                                                                        Retained        Accumulated        common         common
                                                         Additional     earnings-          other            stock         stock
                                            Common       paid-in-       partially       comprehensive      held by       held by
                                             stock        capital      restricted           loss            ESOP           SBIP
                                             -----        -------      ----------        ------------      --------      --------
Balance at December 31, 2001                 $ 1,188     $ 507,413      $ 592,865        $  (26,573)      $  (44,838)    $(9,132)
Comprehensive income:
  Net income
  Other  comprehensive  income, net of                                     33,584
     tax:
    Net unrealized loss on
      securities, net of reclassification
      adjustment (1) (2)                                                                     (6,943)

  Total comprehensive income

Exercise of stock options and related
  tax benefit                                                              (4,577)
Allocation of ESOP stock                                       391                                               449
Amortization of SBIP stock awards                                              48                                          1,991
Cash dividends declared on common
  stock                                                                   (10,112)
Common stock acquired, at cost               -------     ---------      ---------        ----------       ----------     -------
Balance at March 31, 2002                    $ 1,188     $ 507,804      $ 611,808        $  (33,516)      $  (44,389)    $(7,141)
                                             =======     =========      =========        ==========       ==========     =======






                                                   Common           Treasury         Total
                                                stock held by        stock,       stockholders'
                                                SERP, at cost       at cost          equity
                                                --------------      --------       -----------
Balance at December 31, 2001                      $ (4,535)        $(447,420)       $ 568,968
Comprehensive income:
  Net income                                                                           33,584
  Other  comprehensive  income, net of
     tax:
    Net unrealized loss on
      securities, net of reclassification
      adjustment (1) (2)                                                               (6,943)
                                                                                    ---------
  Total comprehensive income                                                           26,641
                                                                                    ---------
Exercise of stock options and related                                                  (4,577)
  tax benefit
Allocation of ESOP stock                                                                  840
Amortization of SBIP stock awards                                                       2,039
Cash dividends declared on common
  stock                                                                               (10,112)
Common stock acquired, at cost                                       (37,365)         (37,365)
                                                  --------         ---------        ---------
Balance at March 31, 2002                         $ (4,535)        $(484,785)       $ 546,434
                                                  ========         =========        =========

--------
(1)  Disclosure of reclassification amount, net of tax, for the three months ended March 31, 2002:

     Net unrealized depreciation arising during the period, net of tax                        $         (6,914)
     Less:  Reclassification adjustment for net gains included in net income, net of tax                    29
                                                                                              ----------------
     Net unrealized loss on securities, net of tax                                            $         (6,943)
                                                                                              ================

(2) The net deferred tax benefit relating to the net unrealized depreciation arising during the three months ended March 31, 2002 was $5.0 million.

(3)  Disclosure of total comprehensive income for the three months ended March 31, 2001:

     Net income for the three months ended March 31, 2001                                     $         25,327
     Other comprehensive income, net of tax:
         Net unrealized gains on securities, net of reclassification adjustment                         18,140
                                                                                              ----------------
     Total comprehensive income for the three months ended March 31, 2001                     $         43,467
                                                                                              ================



          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                 For the Three Months Ended
                                                                                                         March 31,
                                                                                            -----------------------------------
                                                                                                  2002                 2001
                                                                                            ---------------       -------------
Cash flows from operating activities:
Net income                                                                                  $      33,584         $      25,327
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                        750                     -
     Amortization of intangible assets                                                                 31                    31
     Depreciation and amortization                                                                    934                   851
     Accretion of discounts greater than amortization of premiums                                  (8,213)               (7,149)
     ESOP and SBIP expense, net                                                                     2,879                 2,122
     Originations of loans held-for-sale, net of sales                                              4,010                (1,251)
     Net gains on sales of loans                                                                     (191)                  (26)
     Net gains on securities                                                                          (50)                    -
     Net gains on sales of real estate owned                                                          (69)                   (4)
     Net gain on sales of fixed assets                                                                  -                    (3)
     Income from bank owned life insurance                                                         (1,971)               (1,852)
     Income taxes deferred and tax benefits attributable to stock plans                             2,684                   530
     Changes in assets and liabilities:
         Increase in accrued interest receivable                                                   (7,117)               (1,190)
         Decrease in other assets                                                                     447                   723
         Decrease in official checks outstanding                                                  (17,284)                 (852)
         Increase in accrued interest and dividends                                                 4,524                    55
         Increase in accrued taxes payable                                                          6,961                 3,732
         (Decrease) increase in accrued expenses and other liabilities                             (5,318)                9,692
         Net decrease (increase) in deferred costs and fees                                           476                  (209)
                                                                                            -------------         -------------
              Net cash provided by operating activities                                            17,067                30,527
                                                                                            -------------         -------------
Cash flows from investing activities:
     Net redemption (purchase) of Federal Home Loan Bank stock                                     12,480               (15,150)
     Proceeds from sales and repayments of securities available-for-sale                        1,013,426               551,285
     Purchases of securities available-for-sale                                                (1,881,131)             (924,732)
     Loan originations and purchases, net of repayments                                           194,217                27,935
     Investment in real estate joint venture                                                      (21,394)                    -
     Purchases of banking house and equipment, net                                                 (2,281)               (1,978)
     Proceeds from sales of real estate owned                                                         358                   202
                                                                                            -------------         -------------
              Net cash used in investing activities                                              (684,325)             (362,438)
                                                                                            -------------         -------------
Cash flows from financing activities:
     Increase in demand deposit, money market and savings accounts                                156,709                34,037
     Increase in certificates of deposit                                                          143,551               105,525
     (Decrease) increase in short-term reverse-repurchase agreements and other
       borrowings                                                                                (281,891)              376,670
     Increase (decrease) in long-term reverse-repurchase agreements and other
       borrowings                                                                                 649,999              (182,001)
     Net proceeds from issuance of guaranteed preferred beneficial interest in
       junior subordinated debentures                                                              62,335                     -
     Increase in mortgagors' escrow and security deposits                                          10,657                15,243
     Net cash used in exercise of stock options                                                    (7,261)               (1,444)
     Cash dividends paid on common stock                                                          (10,112)               (9,725)
     Cost to repurchase treasury stock                                                            (37,365)                    -
                                                                                            -------------         -------------
              Net cash provided by financing activities                                           686,622               338,305
                                                                                            -------------         -------------
     Net increase in cash and cash equivalents                                                     19,364                 6,394
     Cash and cash equivalents at beginning of period                                             102,825                82,949
                                                                                            -------------         -------------
     Cash and cash equivalents at end of period                                             $     122,189         $      89,343
                                                                                            =============         =============
     Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest on deposits and borrowed funds                                            $      71,909         $      88,224
                                                                                            =============         =============
         Income taxes                                                                       $       8,172         $       8,996
                                                                                            =============         =============
     Non-cash investing activities:
         Additions to real estate owned                                                     $         260         $         150
                                                                                            =============         =============

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (on a stand alone basis, the Holding Company) and its wholly-owned subsidiaries (collectively, the Company). Roslyn Bancorp, Inc. is the holding company for The Roslyn Savings Bank and its subsidiaries (collectively, the Bank).

When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are the only adjustments made to the consolidated financial statements contained herein. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

2. NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 144 on January 1, 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that other intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Amortizing intangible assets must also be reviewed for impairment. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entities fiscal year. As a result of the adoption of SFAS No. 142 on January 1, 2002, other amortizing intangible assets (consisting of deposit intangibles) is presented in the accompanying consolidated statements of financial condition and consolidated statements of income as "Intangible Assets." There was no material impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 142.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125. SFAS No. 140 became effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, which disclosures have been incorporated into the Company's consolidated financial statements. The implementation of the remaining provisions on January 1, 2002 had no impact on the Company's financial condition or results of operations.

3. RECENT DEVELOPMENTS

On March 8, 2002, the Company announced that its affiliate, Mt. Sinai Ventures, LLC, had entered into a partnership with The Hamlet at Willow Creek Development Co. LLC, an affiliate of The Holiday Organization of Westbury, New York, to develop a 177 unit, $105 million residential golf course community, to be known as the Hamlet at Willow Creek, in Mount Sinai, New York.

On March 4, 2002, the Company announced that the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on March 20, 2002 to shareholders of record as of March 11, 2002.

4. DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, at March 31, 2002 and December 31, 2001:

                                                              March 31, 2002                       December 31, 2001
                                                      -------------------------------      -------------------------------
                                                                          Estimated                           Estimated
                                                         Amortized          Fair              Amortized          Fair
                                                           Cost             Value               Cost             Value
                                                      --------------    -------------       -------------    -------------
                                                                                   (In thousands)
Available-for-sale:
   Debt securities:
     United States Government - direct and
       guaranteed, net                                 $       1,000    $       1,008       $       1,000    $       1,020
     United States Government agencies, net                  491,917          488,868             355,255          349,725
     State, county and municipal                               4,472            4,849               4,470            4,950
                                                       -------------    -------------       -------------    -------------
       Total debt securities, net                            497,389          494,725             360,725          355,695
                                                       -------------    -------------       -------------    -------------
   Equity securities:
     Preferred and common stock                              130,992          111,787             135,998          120,153
     Trust preferreds, net                                   537,266          513,382             533,823          514,813
     Other                                                    14,625           14,549              14,556           14,067
                                                       -------------    -------------       -------------    -------------
       Total equity securities, net                          682,883          639,718             684,377          649,033
                                                       -------------    -------------       -------------    -------------
       Total debt and equity securities, net               1,180,272        1,134,443           1,045,102        1,004,728
                                                       -------------    -------------       -------------    -------------

   Mortgage-backed and mortgage related securities:
     GNMA pass-through securities, net                       320,028          328,202             368,449          376,295
     FNMA pass-through securities, net                        50,321           51,803              57,274           58,948
     FHLMC pass-through securities, net                       93,850           98,391             353,911          359,212
     GNMA adjustable-rate mortgage pass-through
       securities, net                                       111,974          113,784             126,703          128,180

     Whole loan private collateralized mortgage
         obligations, net                                    917,643          919,483           1,065,924        1,067,003
     Agency collateralized mortgage obligations, net       2,813,009        2,783,447           1,593,767        1,571,216
                                                       -------------    -------------       -------------    -------------
       Total mortgage-backed and mortgage
         related securities, net                           4,306,825        4,295,110           3,566,028        3,560,854
                                                       -------------    -------------       -------------    -------------
       Total securities available-for-sale, net        $   5,487,097    $   5,429,553       $   4,611,130    $   4,565,582
                                                       =============    =============       =============    =============

5. LOANS RECEIVABLE, NET

Loans receivable, net, at March 31, 2002 and December 31, 2001 consist of the following:

                                                                        March 31, 2002      December 31, 2001
                                                                       ----------------     -----------------
                                                                                   (In thousands)
Loans held-for-sale:
     One- to four-family loans                                         $          5,243      $         8,590
     Student loans                                                                  302                  774
                                                                       ----------------      ---------------
         Total loans held-for-sale                                     $          5,545      $         9,364
                                                                       ================      ===============

Loans receivable held for investment, net: Real estate loans:
     One -to four-family                                               $      2,003,880      $     2,281,477
     Multi-family                                                               187,517              173,780
     Commercial                                                                 670,500              629,663
     Construction and development                                               337,794              312,630
                                                                       ----------------      ---------------
         Total real estate loans                                              3,199,691            3,397,550
     Net unamortized discount and deferred income                                  (959)              (1,081)
     Net deferred loan origination costs                                         14,428               15,679
                                                                       ----------------      ---------------
         Total real estate loans, net                                         3,213,160            3,412,148

   Consumer and other loans, net:
     Consumer and other                                                          73,725               67,587
     Home equity and second mortgage                                            182,580              175,192
     Automobile leases                                                           30,808               40,481
                                                                       ----------------      ---------------
         Total consumer and other loans                                         287,113              283,260
     Net deferred loan origination costs                                          1,832                1,752
                                                                       ----------------      ---------------
         Total consumer and other loans, net                                    288,945              285,012
                                                                       ----------------      ---------------
   Allowance for loan losses                                                    (41,282)             (40,634)
                                                                       ----------------      ---------------
         Total loans receivable held for investment, net               $      3,460,823      $     3,656,526
                                                                       ================      ===============

6. ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned, net, at the dates indicated. It is the Company's policy generally to discontinue accruing interest on all loans that are more than 90 days past due, or when in the opinion of management such suspension is otherwise warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Company has reasonable assurance that the loan will be fully collectible.


                                                                                 At March 31, 2002   At December 31, 2001
                                                                                 -----------------   --------------------
                                                                                              (In thousands)
      Non-accrual loans:
           One- to four-family                                                    $         7,059        $       6,353
           Commercial real estate                                                          33,248               33,128
           Home equity                                                                        191                  111
           Consumer and other                                                                  75                   49
                                                                                  ---------------        -------------
               Total non-accrual loans                                                     40,573               39,641
      Loans contractually past due 90 days or more and still accruing (1)                   5,262                5,865
                                                                                  ---------------        -------------
               Total non-performing loans                                                  45,835               45,506
      Real estate owned                                                                       449                  478
                                                                                  ---------------        -------------
               Total non-performing assets                                        $        46,284        $      45,984
                                                                                  ===============        =============

      Allowance for loan losses as a percent of loans (2)                                    1.18%                1.10%

      Allowance for loan losses as a percent of total non-performing loans                  90.07%               89.29%

      Total non-performing loans as a percent of loans (2)                                   1.31%                1.23%

      Total non-performing assets as a percent of total assets                               0.49%                0.53%



(1) Amounts shown are comprised of U.S. Government guaranteed one- to four-family loans.
(2) Loans consist of loans receivable held for investment, net, excluding the allowance for loan losses.

7. INTANGIBLE ASSETS

The following table sets forth information regarding intangible assets at March 31, 2002 and December 31, 2001:



                                             At March 31, 2002           At December 31, 2001
                                          ------------------------   -------------------------
                                                            (In thousands)
Deposit intangibles:
     Gross carrying amount                     $1,259                           $1,259
     Accumulated amortization                    (304)                            (273)
                                               ------                           ------
         Carrying amount, net                  $  955                           $  986
                                               ======                           ======

The following table sets forth the anticipated amortization expense, as of March 31, 2002, for the periods indicated:

Deposit intangibles:                                             Amount
                                                         --------------------
  Estimated amortization expense for the years ended:        (In thousands)
      December 31, 2003                                     $     126
      December 31, 2004                                           126
      December 31, 2005                                           126
      December 31, 2006                                           126
      December 31, 2007                                           126

The weighted average amortization period for the deposit intangibles is 10 years. The Company incurred amortization expense of $31,000 for the quarter ended March 31, 2002 related to deposit intangibles.

8. GUARANTEED PREFERRED BENEFICAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interest in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At March 31, 2002, the distribution rate was 5.88%. Distributions on the Capital Securities are payable semi-annually on April 1 and October 1 of each year beginning October 1, 2002 and are reported in the accompanying consolidated statements of income as a component of non-interest expense under the caption "Capital securities costs."

The Holding Company made an initial capital contribution of $1.9 million to RPT I in exchange for all of its common securities. RPT I was formed for the exclusive purpose of issuing the Capital Securities and using the proceeds to acquire $64.9 million in Junior Subordinated Debentures due April 1, 2032 issued by the Holding Company. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of RPT I related thereto.

The proceeds from the issuance of the Capital Securities were used for general corporate purposes including the repurchase of the Company's common stock and the repayment of borrowed funds. The costs associated with the Capital Securities issuance, totaling $817,000, have been capitalized.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank, a New York State chartered stock savings bank, and its subsidiaries (collectively, the Bank). While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. (on a stand alone basis, the Holding Company) and its subsidiaries (collectively, the Company), this discussion principally reflects the Bank's activities.

Critical Accounting Policies

We have identified the accounting policies below as critical to the Company's operations and understanding of the Company's results of operations. Certain accounting policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company's consolidated financial statements to critical accounting policies, the use of judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan Losses - The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based, among other things, on unanticipated changes in economic conditions, particularly in the New York Metropolitan area.

The allowance for loan losses has been determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of borrowers, current economic conditions and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and primarily encompass multi-family, commercial real estate and construction and development loans. The result of these analyses is the allocation of the overall allowance to specific allowances for individual loans considered impaired and non-impaired.

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

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company's lending areas. Management continues to believe that the Company's allowance for loan losses at March 31, 2002 is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Employee Benefit Plans - The Company provides a range of benefits to its employees and retired employees, including pensions and post-retirement health care and life insurance benefits. The Company records annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America (GAAP), which include various actuarial assumptions, such as discount rates, assumed rates of return, assumed rate of compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based upon the advice of its actuaries.

Investment in Debt and Equity Securities - Certain of our fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of these available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. The Company calculates the fair value of these securities based upon assumptions established through the use of pricing models and discounted cash flows of similar outstanding securities.

Income Taxes - The Company has established reserves for possible payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management has made certain assumptions and judgments concerning the eventual outcome of these items. The Company continually reviews those assumptions and judgments to reflect any changes that may have arisen concerning these items.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total Assets

Total assets at March 31, 2002 were $9.45 billion, an increase of $708.4 million, or 8.1%, from $8.74 billion at December 31, 2001. This increase primarily was due to increases in the mortgage-backed and mortgage related securities portfolio and the debt and equity securities portfolio, partially offset by a decrease in total loans, net. Mortgage-backed and mortgage related securities increased $734.3 million, or 20.6%, from $3.56 billion at December 31, 2001 to $4.30 billion at March 31, 2002. Debt and equity securities, net, increased $129.7 million, or 12.9%, to $1.13 billion at March 31, 2002, as compared to $1.00 billion at December 31, 2001. These increases in the securities portfolios were primarily due to management's strategy of deploying proceeds from increased deposits, borrowings and principal repayments on loans and securities into mortgage-backed and mortgage related securities and debt and equity securities. Total loans, net of unearned income, decreased $195.1 million, or 5.3%, to $3.50 billion at March 31, 2002, as compared to $3.70 billion at December 31, 2001. The decrease in total loans, net of unearned income, is primarily due to principal repayments which were partially offset by loan originations for the three months ended March 31, 2002.

Total Liabilities

Total liabilities at March 31, 2002 were $8.84 billion, an increase of $667.9 million, or 8.2%, from $8.17 billion at December 31, 2001. The increase in total liabilities principally was due to an increase in total deposits and borrowed funds. Total deposits increased $300.3 million, or 6.7%, from $4.49 billion at December 31, 2001 to $4.79 billion at March 31, 2002. The increase in total deposits reflects the Bank's continued emphasis on attracting core deposits through new product offerings and de novo branches. Core deposits increased $156.7 million, or 9.1%, from $1.73 billion at December 31, 2001 to $1.89 billion at March 31, 2002. Additionally, certificates of deposit increased $143.6 million, or 5.2%, from $2.76 billion at December 31, 2001 to $2.90 billion at March 31, 2002. This increase in certificates of deposits reflects the effect of acquiring $75.1 million of brokered deposits during the first quarter of 2002. Borrowed funds increased $368.1 million, or 10.5%, from $3.52 billion at December 31, 2001 to $3.89 billion at March 31, 2002. The Company utilizes borrowings, primarily in the form of Federal Home Loan Bank (FHLB) borrowings, to fund and sustain asset growth.

Capital Securities

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interest in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At March 31, 2002, the distribution rate was 5.88%.

Stockholders' Equity

Stockholders' equity decreased $22.5 million, or 4.0%, to $546.4 million at March 31, 2002 from $569.0 million at December 31, 2001. The decrease was due to dividends paid of $10.1 million, the $4.6 million effect of stock options exercised for the three months ended March 31, 2002, the purchase of $37.4 million of treasury stock and an increase of $6.9 million in the net unrealized loss on securities available-for-sale from December 31, 2001. Items that offset these decreases were net income for the three months ended March 31, 2002 of $33.6 million and the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans of $2.9 million.

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


                                                                     For the Three Months Ended March 31,
                                              ------------------------------------------------------------------------------------
                                                                 2002                                       2001
                                              -----------------------------------------    ---------------------------------------
                                                                              Average                                    Average
                                               Average                        Yield/        Average                      Yield/
                                               Balance          Interest       Cost         Balance       Interest        Cost
                                              -----------     -----------    ----------    ----------     ----------    ----------
                                                                             (Dollars in thousands)

Assets:
Interest-earning assets:
   Federal funds sold and short-term          $  108,627      $    455        1.68%       $   28,316      $    399        5.64%
     deposits
   Debt and equity securities, net             1,249,029        23,283        7.46         1,044,691        21,378        8.19
   Mortgage-backed and mortgage
     related securities, net                   3,728,250        55,379        5.94         2,359,873        40,371        6.84
   Real estate loans, net                      3,278,701        57,544        7.02         3,777,412        71,447        7.57
   Consumer and other loans, net                 307,666         4,271        5.55           285,584         5,870        8.22
                                              ----------      --------                    ----------      --------
       Total interest-earning assets           8,672,273       140,932        6.50         7,495,876       139,465        7.44
                                                              --------                                    --------
Non-interest-earning assets (1)                  312,123                                     236,647
                                              ----------                                  ----------
Total assets                                  $8,984,396                                  $7,732,523
                                              ==========                                  ==========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                      $  404,670         1,915        1.89        $  262,963         2,714        4.13
   Savings accounts                              972,951         2,683        1.10           872,139         3,876        1.78
   Super NOW and NOW accounts                    259,617           427        0.66           197,614           821        1.66
   Certificates of deposit                     2,857,829        26,157        3.66         2,685,537        38,942        5.80
                                              ----------      --------                    ----------      --------
       Total interest-bearing deposits         4,495,067        31,182        2.77         4,018,253        46,353        4.61
   Borrowed funds                              3,618,289        45,251        5.00         2,861,914        41,926        5.86
                                              ----------      --------                    ----------      --------
       Total interest-bearing liabilities      8,113,356        76,433        3.77         6,880,167        88,279        5.13
                                                              --------                    ----------      --------
Non-interest-bearing liabilities                 308,497                                     250,155
                                              ----------                                  ----------
Total liabilities                              8,421,853                                   7,130,322
Stockholders' equity                             562,543                                     602,201
                                              ----------                                  ----------
Total liabilities and stockholders'           $8,984,396                                  $7,732,523
  equity                                      ==========                                  ==========
Net interest income/interest rate spread (2)                  $ 64,499        2.73%                       $ 51,186        2.31%
                                                              ========     =======                        ========     =======
Net interest margin (2)                                                       2.97%                                       2.73%
                                                                           =======                                     =======
Ratio of interest-earning assets to
  interest-bearing liabilities                                              106.89%                                     108.95%
                                                                           =======                                     =======

--------
(1) Included in non-interest-earning assets for the three months ended March 31, 2002 and 2001 is Bank Owned Life Insurance (BOLI) with an average balance of $113.1 million and $105.4 million, respectively, and associated income of $2.0 million and $1.9 million, respectively.

(2) On a tax equivalent basis, inclusive of reclassifying the BOLI asset, the net interest rate spread and the net interest margin for the three months ended March 31, 2002 and 2001 would be 2.93% and 3.18%, and 2.54% and 3.02%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
2001

Overview

The Company reported net income of $33.6 million, or basic earnings per share of $0.42 and diluted earnings per share of $0.41, for the quarter ended March 31, 2002, compared to $25.3 million, or basic earnings per share of $0.29 and diluted earnings per share of $0.28, for the comparable prior year period. Earnings per share data for the three months ended March 31, 2001 has been adjusted to reflect the 3-for-2 stock split distributed in the form of a stock dividend on August 22, 2001.

Interest Income

Interest income for the quarter ended March 31, 2002 increased $1.4 million, or 1.1%, to $140.9 million from $139.5 million for the quarter ended March 31, 2001. This increase was primarily the result of an increase in average interest-earning assets of $1.17 billion, or 15.7%, to $8.67 billion for the quarter ended March 31, 2002 from $7.50 billion in the comparable quarter of 2001. This increase in average balance was partially offset by a decrease in the average yield on total interest-earning assets from 7.44% for the quarter ended March 31, 2001 to 6.50% for the 2002 comparable quarter. The increase in average interest-earning assets from the March 31, 2001 period was attributable to a $1.37 billion increase in the average balance of mortgage-backed and mortgage related securities, net, an increase in the average balance of debt and equity securities, net, of $204.3 million and an increase in the average balance of consumer and other loans, net, of $22.1 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $498.7 million from the March 31, 2001 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $15.0 million, or 37.2%, to $55.4 million for the three months ended March 31, 2002 from $40.4 million for the same period in 2001. The increase was principally the result of an increase of $1.37 billion, or 58.0%, in the average balance of mortgage-backed and mortgage related securities, net, from $2.36 billion for the three months ended March 31, 2001 to $3.73 billion for the three months ended March 31, 2002. This increase in average balance primarily was due to management's strategy of investing the proceeds received from increased borrowings and deposit liabilities into mortgage-backed and mortgage related securities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 90 basis points from 6.84% for the three months ended March 31, 2001 to 5.94% for the three months ended March 31, 2002.

Interest income on debt and equity securities, net, increased $1.9 million, or 8.9%, to $23.3 million for the three months ended March 31, 2002 from $21.4 million for the same period in 2001. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $204.3 million, or 19.6%, from $1.04 billion for the three months ended March 31, 2001 to $1.25 billion for the three months ended March 31, 2002. The increase in average balance of debt and equity securities, net, was offset by a decrease in the average yield on such securities of 73 basis points from 8.19% for the three months ended March 31, 2001 to 7.46% for the three months ended March 31, 2002.

Interest income on consumer and other loans, net, decreased $1.6 million, or 27.2%, to $4.3 million for the three months ended March 31, 2002 from $5.9 million for the same period in 2001. This decrease was due to a 267 basis point decrease in the average yield on consumer and other loans, net, from 8.22% for the three months ended March 31, 2001 to 5.55% for the same period in 2002, partially offset by a $22.1 million, or 7.7%, increase in the average balance of consumer and other loans, net, outstanding from $285.6 million for the three months ended March 31, 2001 to $307.7 million for the three months ended March 31, 2002. The decrease in average yield was principally due to downward re-pricing of consumer loan products during the declining interest rate environment experienced during 2001 and into the first quarter of 2002.

Interest income on real estate loans, net, decreased $13.9 million, or 19.5%, to $57.5 million for the three months ended March 31, 2002 from $71.4 million for the same period in 2001. The decrease was the result of a $498.7 million, or 13.2%, decrease in the average balance of real estate loans, net, outstanding from $3.78 billion for the quarter ended March 31, 2001 to $3.28 billion for the quarter ended March 31, 2002. The decrease in average balance was due to a net decrease in the average balance of one-to four-family loans of $864.1 million, partially offset by a $365.4 million net increase in the average balance of multi-family, construction and commercial real estate loans. The decrease was also the result of a 55 basis point decrease in the average yield on real estate loans from 7.57% for the three months ended March 31, 2001 to 7.02% for the three months ended March 31, 2002. The decrease in the average yield was principally due to the declining interest rate environment experienced during 2001 and into the first quarter of 2002, which resulted in increased principal repayments on one- to-four family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest Expense

Interest expense for the three months ended March 31, 2002 was $76.4 million, compared to $88.3 million for the three months ended March 31, 2001, a decrease of $11.9 million, or 13.4%. The decrease in interest expense was the result of a 136 basis point decrease in the average cost of interest-bearing liabilities for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The decrease in average cost was offset by a $1.23 billion, or 17.9%, increase in the average balance of interest-bearing liabilities from $6.88 billion for the quarter ended March 31, 2001 to $8.11 billion for the quarter ended March 31, 2002. The increase in average interest-bearing liabilities reflects a $476.8 million increase in the average balance of interest-bearing deposits and a $756.4 million increase in the average balance of borrowed funds as compared to the prior year quarter.

Interest expense on interest-bearing deposits for the three months ended March 31, 2002 decreased $15.2 million, or 32.7%, to $31.2 million from $46.4 million for the corresponding 2001 period. This decrease was primarily due to a 184 basis point decrease in the rate paid on interest-bearing deposits from 4.61% for the three months ended March 31, 2001 to 2.77% for the corresponding period in 2002. Offsetting the decrease in rate paid was an increase in the average balance of interest-bearing deposit accounts of $476.8 million for the three months ended March 31, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $141.7 million, Super NOW and NOW accounts of $62.0 million, savings accounts of $100.8 million and certificates of deposits of $172.3 million for the three months ended March 31, 2002 from the corresponding period in 2001. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products and through additional deposits generated from the Company's de novo branching strategy.

Interest expense on borrowed funds for the three months ended March 31, 2002 increased $3.4 million, or 7.9%, to $45.3 million from $41.9 million for the corresponding 2001 period. The increase was primarily due to an increase in the average balance of borrowed funds of $756.4 million, or 26.4%, from $2.86 billion for the three months ended March 31, 2001 to $3.62 billion for the three months ended March 31, 2002. Offsetting the increase in average balance was an 86 basis point decrease in the average cost of borrowed funds from 5.86% for the three months ended March 31, 2001 to 5.00% for the corresponding period in 2002.

Net Interest Income

Net interest income before provision for loan losses was $64.5 million for the three months ended March 31, 2002, as compared to $51.2 million for the three months ended March 31, 2001, an increase of $13.3 million, or 26.0%. The increase in net interest income reflects the impact of the widening interest rate spread and margin experienced for the three months ended March 31, 2002 as compared to the prior year quarter. The net interest rate spread and margin for the three months ended March 31, 2002 was 2.73% and 2.97%, respectively, as compared to 2.32% and 2.73%, respectively, for the three months ended March 31, 2001.

Provision for Loan Losses

The Company had a provision for loan losses for the three months ended March 31, 2002 of $750,000 compared to no provision for loan losses for the three months ended March 31, 2001. The provision for loan losses for the three months ended March 31, 2002 and the lack of provision for loan losses for the same period in 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. At March 31, 2002 and December 31, 2001 the allowance for loan losses amounted to $41.3 million and $40.6 million, respectively. The ratio of such allowance to total non-performing loans was 90.07% at March 31, 2002, as compared to 89.29 % at December 31, 2001. Non-performing loans were $45.8 million and $45.5 million at March 31, 2002 and December 31, 2001, respectively. During the three months ended March 31, 2002 the Company had net charge-offs of $102,000, or 0.00% of average loans. For the three months ended March 31, 2001 net charge-offs were $52,000, or 0.00% of average loans.

The allowance for loan losses as a percentage of total non-performing loans was impacted by the fourth quarter of 2001 placement of two non-performing commercial credit relationships, totaling $32.3 million at March 31, 2002 and December 31, 2001, on non-accrual status. Management continues to believe that it is unlikely that the Company will incur any material loss of principal on either credit relationship based upon the underlying collateral's respective appraised values and the progress of collection efforts to date.

Non-Interest Income

Non-interest income increased $6.4 million, or 144.7%, from $4.5 million for the quarter ended March 31, 2001 to $10.9 million for the quarter ended March 31, 2002. The increase reflects an increase in fees and service charges of $1.7 million, or 79.5%, from $2.1 million the quarter ended March 31, 2001 to $3.8 million for the quarter ended March 31, 2002. The increase in fees and service charges reflects the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. Also contributing significantly to the increase in non-interest income was $5.0 million in income related to the delivery of 74 units during the quarter ended March 31, 2002 in the Company's joint venture for the development of a residential community in Oyster Bay, New York. Partially offsetting these increases was a decrease of $216,000, or 9.1%, in other non-interest income from $2.4 million for the quarter ended March 31, 2001 to $2.2 million for the quarter ended March 31, 2002.

Non-Interest Expense

Non-interest expense increased $5.2 million, or 28.9%, to $23.3 million for the quarter ended March 31, 2002, as compared to $18.1 million for the same period in 2001. The increase in non-interest expense was attributable to an increase in general and administrative expenses, primarily relating to increases in compensation and benefits expenses and other non-interest expenses. Additionally, non-interest expense increased slightly due to $124,000 of interest expense related to the $63.0 million of Capital Securities issued during the first quarter of 2002.

General and administrative expenses for the quarter ended March 31, 2002 increased $5.2 million, or 28.8%, to $23.2 million from $18.0 million for the quarter ended March 31, 2001. The increase in general and administrative expenses was primarily due to the increase in compensation and employee benefit costs of $3.8 million, a $310,000 increase in occupancy and equipment and an increase in other non-interest expenses of $1.3 million. These increases were partially offset by a decrease in advertising and promotion expense of $255,000.

The increase in compensation and employee benefit expense was due to an increase in employee stock and performance-based benefit plans expenses, commission expenses paid on sales of alternative investment products during the 2002 quarter and staffing additions related to the de novo braches opened during the fourth quarter of 2001 and first quarter 2002. The increase in occupancy and equipment expense primarily relates to the operation of the de novo branches opened in the fourth quarter of 2001 and first quarter 2002. The increase in other non-interest expenses of $1.3 million was primarily due to an increase in professional fees and other operating expenses. The decrease in advertising and promotion expense was due to the decrease in expense during the first quarter of 2002 as compared to the first quarter of 2001 related to the Bank's high performance checking campaign.

Income Taxes

The provision for income taxes increased $5.5 million, from $12.3 million recorded during the quarter ended March 31, 2001 to $17.8 million recorded during the quarter ended March 31, 2002. The increase was attributable to the increase in income before provision for income taxes and extraordinary item of $13.8 million in the current year quarter as compared to the same prior year quarter.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings and proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayments of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition and, therefore, are less predictable.

Another source of funding for the Holding Company is dividend payments from the Bank. Dividends paid by the Bank have primarily been used to fund common stock repurchases, pay dividends on the Company's common stock and repay borrowings. The Bank's ability to pay dividends to the Holding Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation. For the three months ended March 31, 2002, the Bank paid $7.2 million of dividends to the Holding Company.

The Company has debt ratings from three recognized credit rating firms. These ratings allow the Company to access the wholesale debt markets thereby providing the Company with additional means for meeting its funding requirements.

As of March 31, 2002, the Company has issued $75.0 million in unsecured senior notes at a rate of 7.50% and a maturity date of December 1, 2008. The Company used the net proceeds from the senior notes for general corporate purposes, including the repurchase of outstanding common stock and repaying or reducing indebtedness. The costs associated with the issuance of the senior notes have been capitalized and are being amortized generally over the life of the borrowing. In addition, the Company has the ability to issue an additional $125.0 million in debt and other types of securities, with rates and terms to be determined, pursuant to the Company's $200.0 million shelf registration filed with the Securities and Exchange Commission during 2001.

On March 20, 2002, the Company, through its wholly-owned subsidiary RPT I, issued $63.0 million in floating rate Capital Securities. Such securities bear interest at 6-month LIBOR plus 360 basis points and are due April 1, 2032. The proceeds from the issuance of the Capital Securities were used for general corporate purposes, including, among other things, the repurchase of the Company's common stock and the repayment of borrowed funds. The costs associated with the Capital Securities issuance have been capitalized.

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the three months ended March 31, 2002 and 2001, the Bank originated $29.1 million and $12.5 million, respectively, of one- to four-family mortgage loans. Also during the three months ended March 31, 2002 the Bank originated $133.7 million of construction, multi-family and commercial real estate loans, as compared to $120.1 million in the comparable 2001 period. This increase reflects management's decision to de-emphasize its reliance on one- to four-family lending and capitalize on its higher margin lending operations. Purchases of securities available-for-sale totaled $1.88 billion and $924.7 million during the three months ended March 31, 2002 and 2001, respectively. In addition to the aforementioned investing activities, the

Company, during the first quarter of 2002, disbursed $21.4 million, of a $25.0 million total investment in a joint venture for the development of a 177 unit residential community in Mount Sinai, New York.

The Bank utilizes a private label program for the origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with a third party mortgage originator. Under this program, the Bank utilizes the third party's mortgage loan origination platforms (including, among others, telephone and internet platforms) to originate loans, based on defined underwriting criteria and in accordance with Federal National Mortgage Association (FNMA) guidelines, that close in the Bank's name and utilize the Bank's licensing. The Bank will fund such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with the same third party, has the option to retain the loans in its portfolio, sell the loans to third party investors or deliver the loans back to the same third party at agreed upon pricing.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold and/or in short-term repurchase agreements. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements, FHLB advances and other borrowing facilities. At March 31 2002, the Company had $3.89 billion in borrowed funds outstanding, as compared to $3.52 billion at December 31, 2001.

At March 31, 2002, the Company had outstanding loan commitments to advance $402.8 million of loans, which primarily consisted of commercial real estate and construction loans. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. In the normal course of business, the Company enters into commitments to purchase securities. As of March 31, 2002, the Company had $36.0 million in commitments to purchase debt securities and $97.2 million in commitments to purchase mortgage-backed securities.

Certificates of deposit that are scheduled to mature in one year or less at March 31, 2002 totaled $2.17 billion. Based upon prior experience, and the Company's current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company's most liquid assets are cash and cash equivalents, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period. At March 31, 2002 and December 31, 2001, the Company had $122.2 million and $102.8 million, respectively, in cash and cash equivalents. Additionally, the Company had $17.5 million of short-term repurchase agreements outstanding at March 31, 2002. The Company had no short-term repurchase agreements outstanding at December 31, 2001.

Interest Rate Sensitivity Analysis - Management of Interest Rate Risk

The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position on a monthly basis. Additionally, an Asset/Liability Committee comprised of the Bank's senior management reviews the Company's interest rate risk position on a weekly basis. Senior management is also responsible for reviewing, with the Board of Directors, its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the Company's portfolio of investments and loans and the effect that changes in interest rates will have on the Company's portfolio and exposure limits.

The Company has utilized the following strategies to manage interest rate risk:
(i) increasing low-cost core deposits through an expanded branch network and product offerings; (ii) focusing on higher margin business lines by expanding construction, commercial real estate, multi-family and consumer lending; and
(iii) effectively utilizing borrowed funds and deposits to support asset growth while maintaining market spreads. Management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Interest Rate Sensitivity Analysis - Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's, "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. At March 31, 2002, the Company's one-year gap position was positive 15.87%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets, which, consequently, may result in the yield of its interest-earning assets increasing at a rate faster than its cost of interest-bearing liabilities, as opposed to if the institution had a negative gap. Accordingly, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets re-pricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income. The Company's March 31, 2002 cumulative one-year gap position reflects the classification of available-for-sale securities within re-pricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If available-for-sale securities at March 31, 2002 were classified within the one-year maturity or re-pricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or re-pricing within the same period by $4.26 billion, representing a positive cumulative one-year gap position of 45.07%. Available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its current gap position will have no material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002, that are anticipated by the Company, based upon certain assumptions, to re-price or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which re-price or mature during a particular period was determined in accordance with the earlier of the term to re-price or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected re-pricing of assets and liabilities at March 31, 2002 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one-year period and subsequent annual time intervals. Prepayment assumptions ranging from 6% to 40% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 10% and 60% annually, dependent upon the security type and pass-through rate. Money market accounts were assumed to decay at 9% per annum, savings accounts were assumed to decay at 3% per annum and Super NOW and NOW accounts were assumed to decay at 3% per annum. Prepayment and deposit decay rates (estimated deposit withdrawal activity) can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment or decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $654.2 million of callable securities at their estimated fair value and classified primarily based upon their respective call features and interest rates. Of such securities, $278.7 million have been classified, using callable features, in the "Two to Three Years" category, $213.2 million have been classified, using callable features, in the "Three to Four Years" category and $162.3 million have been classified, according to their contractual maturity date, in the "Over Five Years" category. Also included in the Gap Table are $2.34 billion of callable borrowings, classified according to their maturity date, except for $750.0 million of such borrowings which have been classified according to their first call date, of which $150.0 million have been classified in the "One to Two

Years" category and $600.0 million have been classified in the "Two to Three Years" category. If all callable borrowings at March 31, 2002 were classified according to their first call date, the Company's one-year gap position would have been positive 3.70%.

The Company's positive gap position at March 31, 2002 and December 31, 2001 of 15.87% and 15.33%, respectively, primarily reflects the effect of prepayment activity during 2001 and the first quarter of 2002 in the mortgage-backed securities and real estate loan portfolios, investment in shorter-term multi-family/construction loans, as well as management's strategy of extending the maturities of the Company's borrowings. The decision to extend the maturities of the Company's borrowings was primarily based upon management's expectations regarding the current and future interest rate environments.



                                                                        At March 31, 2002
                              ----------------------------------------------------------------------------------------------------
                                               One            Two            Three           Four            Over
                                 Up to        to Two       to Three         To Four        to Five           Five
                               One Year       Years          Years           Years          Years           Years         Total
                              ------------  -----------   ------------    ------------    -----------    ------------- -----------
                                                                      (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold          $    53,700   $         -     $         -    $        -     $        -      $         -   $   53,700
  Debt and equity
     securities, net (2)          306,591        14,000        300,748        216,870          10,000         383,624    1,231,833
  Mortgage-backed and
     mortgage related
     securities, net (2)        2,462,699       930,409        451,649        222,257         110,837         117,259    4,295,110
  Real estate loans,
    net (3) (4)                 1,254,060       613,355        404,278        267,389         303,084         330,668    3,172,834
  Consumer  and other loans,
    net (3) (4)                   231,478         8,262          8,187          7,136           5,789          28,129      288,981
                              -----------   -----------    -----------    -----------     -----------     -----------   ----------
    Total interest-earning
      assets                    4,308,528     1,566,026      1,164,862        713,652         429,710         859,680    9,042,458
                              -----------   -----------    -----------    -----------     -----------     -----------   ----------
Interest-bearing
liabilities:
  Money market accounts            38,850        29,711         23,415         19,035          15,951         323,251      450,213
  Savings accounts                 32,952        31,764         30,620         29,522          28,465         811,638      964,961
  Super NOW and NOW accounts        8,378         8,126          7,883          7,646           7,417         239,806      279,256
  Certificates of deposit       2,168,375       366,175        159,328         51,640         131,365          23,405    2,900,288
  Borrowed funds                  497,598       380,000        925,000        550,000         200,000       1,335,805    3,888,403
  Capital securities               63,000             -              -              -               -               -       63,000
                              -----------   -----------    -----------    -----------     -----------     -----------   ----------
    Total interest-bearing
      liabilities               2,809,153       815,776      1,146,246        657,843         383,198       2,733,905    8,546,121
                              -----------   -----------    -----------    -----------     -----------     -----------   ----------
  Interest sensitivity
    gap (5)                   $ 1,499,375   $   750,250    $   18,616     $    55,809     $    46,512     $(1,874,225)  $  496,337
                              ===========   ===========    ===========    ===========     ===========     ===========   ==========
  Cumulative interest
    sensitivity gap           $ 1,499,375   $ 2,249,625    $ 2,268,241    $ 2,324,050     $ 2,370,562     $   496,337
                              ===========   ===========    ===========    ===========     ===========     ===========
  Cumulative interest
    sensitivity gap as a
    percentage of total             15.87%        23.82%         24.01%         24.61%          25.10%           5.25%
    assets
  Cumulative net interest-
    earning assets as a
    percentage of cumulative
    interest-bearing               153.37%       162.06%        147.54%        142.81%         140.79%         105.81%
    liabilities

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or re-priced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.
(2) Debt, equity and mortgage-backed and mortgage related securities, net, are shown at their respective carrying values. Included in debt and equity securities, net, is $97.4 million of Federal Home Loan Bank stock.
(3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
(4)  Loans held-for-sale are included in the "Up to One Year" category.
(5) The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage (ARM) loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects management's estimates as to periods to re-pricing at particular points in time. Among the factors considered, management monitors both current trends and its historical re-pricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts, which, subject to certain regulatory exceptions, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, not all will do so even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity Analysis - Management of Interest Rate Risk" and "- Interest Rate Sensitivity Analysis - Gap Analysis."

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

Item 2.     Changes in Securities and Use of Proceeds

            On November 21, 2001, the Company issued $75.0 million in 7.50% senior notes due December 2008 (the Notes). The Notes were issued pursuant a registration statement (Registration No. 333-67282) initially filed with the Securities and Exchange Commission on August 10, 2001 and effective on September 25, 2001. The managing underwriter for the transaction was Sandler O'Neill & Partners, L.P. Notes representing $75.0 million were registered and sold in the offering. Underwriters discounts and commissions totaled $1.1 million. The net offering proceeds to the Company totaled approximately $73.9 million. Other expenses for the offering were approximately $250,000. Total expenses for the offering were approximately $1.4 million. The proceeds from the issuance of the capital securities were used for general corporate purposes, including, among other things, the repurchase of the Company's common stock and the repayment of borrowed funds.

            On March 20, 2002, the Company's wholly owned subsidiary, Roslyn Preferred Trust I (RPT I), issued $63.0 million in floating rate capital securities to qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended (the
            Act) and institutional accredited investors as defined in Rule 501 under the Act. The principal underwriter of the transaction was Sandler O'Neill & Partners, L.P. The aggregate offering price of the capital securities was $63.0 million. Aggregate commission paid to the underwriters was $665,000. In exchange for the proceeds of the offering and the proceeds from the sale of RPT I's common securities, the Company issued approximately $65.0 million aggregate principal amount of junior subordinated debentures to RPT I in an offering exempt from registration under Section 4(2) of the Act.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  --------

            3.1  Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
            3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)
            3.3  Third Amended and Restated Bylaws of Roslyn Bancorp, Inc. (3)
            4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)
            4.2  Form of Senior Indenture (5)
            4.3  Form of Subordinated Indenture (5)
           11.0  Statement Re: Computation of Per Share Earnings

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

5. Incorporated by reference into this document from Exhibits to the Company's Form S-3, Commission File No. 333-67282, filed with the Securities and Exchange Commission on August 10, 2001.

                                  Exhibit Index
                                  -------------

11.0     Statement Re:  Computation of Per Share Earnings

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROSLYN BANCORP, INC.
                                       (Registrant)

Date:  May 2, 2002                     By: /s/ Joseph L. Mancino
       -----------------------             ---------------------
                                           Joseph L. Mancino
                                           Vice Chairman of the Board,
                                           President and Chief Executive Officer

Date:  May 2, 2002                     By: /s/ Michael P. Puorro
       -----------------------             ----------------------
                                           Michael P. Puorro
                                           Treasurer and Chief Financial
                                           Officer