Form 10-Q
period 2002-06-30
ROSLYN BANCORP INC
filed 2002-07-31
CIK 1020828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from            to
                         Commission file number 0-28886

                              ROSLYN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                11-3333218
   --------------------------------      ------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

       One Jericho Plaza, Jericho, New York                 11753-8905
 -----------------------------------------------------------------------------
     (Address of Principal Executive Offices)               (Zip Code)

                                (516) 942 - 6000
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Classes of Common Stock     Number of Shares Outstanding, July 23, 2002
     -----------------------     -------------------------------------------
          $.01 Par Value                        83,684,198
          --------------                        ----------

                                    FORM 10-Q
                              ROSLYN BANCORP, INC.
                                      INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     Financial Statements (Unaudited):

            Consolidated Statements of Financial Condition at
               June 30, 2002 and December 31, 2001                                          1

            Consolidated Statements of Income for the three and six months ended
               June 30, 2002 and 2001                                                       2

            Consolidated Statement of Changes in Stockholders' Equity
               for the six months ended June 30, 2002                                       3

            Consolidated Statements of Cash Flows
               for the six months ended June 30, 2002 and 2001                              4

            Notes to Consolidated Financial Statements                                      5

ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         11

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk                      27


PART II - OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings                                                              28

ITEM 2.     Changes in Securities and Use of Proceeds                                      28

ITEM 3.     Defaults Upon Senior Securities                                                28

ITEM 4.     Submission of Matters to a Vote of Security Holders                            28

ITEM 5.     Other Information                                                              29

ITEM 6.     Exhibits and Reports on Form 8-K                                               29

            Signatures Page                                                                30

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

                              ROSLYN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                      (In thousands, except share amounts)


                                                                                          June 30, 2002          December 31, 2001
                                                                                         -----------------       -----------------
                                    ASSETS
                                    ------
Cash and cash equivalents:
  Cash and cash items                                                                    $        10,031          $      10,815
  Due from banks                                                                                  72,745                 64,810
  Money market investments                                                                         4,600                 27,200
                                                                                         -----------------        ----------------
     Total cash and cash equivalents                                                              87,376                102,825
Debt and equity securities available-for-sale, net (securities pledged of
   $167,585 and $114,426 at June 30, 2002 and December 31, 2001, respectively)                 1,259,196              1,004,728
Mortgage-backed and mortgage related securities available-for-sale, net
   (securities pledged of  $2,344,967 and $1,754,733 at June 30, 2002 and
   December 31, 2001, respectively)                                                            4,769,282              3,560,854
                                                                                         -----------------        ----------------
     Total securities available-for-sale, net                                                  6,028,478              4,565,582
Federal Home Loan Bank of New York stock, at cost                                                 94,890                109,870
Loans held-for-sale                                                                                4,455                  9,364
Loans receivable held for investment, net:
  Real estate loans, net                                                                       3,111,725              3,412,148
  Consumer and other loans, net                                                                  289,253                285,012
                                                                                         -----------------        ----------------
     Total loans receivable held for investment, net                                           3,400,978              3,697,160
       Allowance for loan losses                                                                 (42,019)               (40,634)
                                                                                         -----------------        ----------------
         Total loans receivable held for investment, net of allowance for loan losses          3,358,959              3,656,526
Banking house and equipment, net                                                                  35,084                 32,589
Accrued interest receivable                                                                       60,204                 50,550
Deferred tax asset, net                                                                           19,318                 40,213
Intangible assets                                                                                    923                    986
Other assets                                                                                     196,998                168,275
                                                                                         -----------------        ----------------
         Total assets                                                                    $     9,886,685          $   8,736,780
                                                                                         =================        ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
  Deposits:
     Savings accounts                                                                    $       995,092          $     920,507
     Certificates of deposit                                                                   3,147,417              2,756,737
     Money market accounts                                                                       508,597                371,007
     Interest-bearing demand deposit accounts                                                    285,381                256,145
     Demand deposit accounts                                                                     209,565                182,371
                                                                                         -----------------        ----------------
       Total deposits                                                                          5,146,052              4,486,767
  Official checks outstanding                                                                     30,896                 40,349
  Borrowed funds:
     Reverse-repurchase agreements                                                             2,278,531              1,757,489
     Senior notes                                                                                 75,000                 75,000
     Other borrowings                                                                          1,612,804              1,687,806
                                                                                         -----------------        ----------------
       Total borrowed funds                                                                    3,966,335              3,520,295
  Accrued interest and dividends                                                                  30,334                 27,475
  Mortgagors' escrow and security deposits                                                        26,806                 30,615
  Accrued taxes payable                                                                           12,198                 21,837
  Accrued expenses and other liabilities                                                          39,735                 40,474
                                                                                         -----------------        ----------------
         Total liabilities                                                                     9,252,356              8,167,812
                                                                                         -----------------        ----------------

Guaranteed preferred beneficial interest in junior subordinated debentures                        63,000                      -
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued                          -                      -
   Common stock, $0.01 par value, 200,000,000 shares authorized; 118,811,472 shares issued; 83,684,198 and 87,116,397 shares outstanding at June 30,
    2002 and December 31, 2001, respectively                                                       1,188                  1,188
  Additional paid-in-capital                                                                     508,329                507,413
  Retained earnings - partially restricted                                                       631,319                592,865
  Accumulated other comprehensive income (loss):
     Net unrealized gain (loss) on securities available-for-sale, net of tax                       2,854                (26,573)
  Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                          (43,941)               (44,838)
  Unearned common stock held by Stock-Based Incentive Plan (SBIP)                                 (5,180)                (9,132)
  Common stock held by Supplemental Executive Retirement Plan and Trust (SERP),
     at cost (626,142 and 553,080 shares at June 30, 2002 and December 31, 2001,
     respectively)                                                                                (6,230)                (4,535)
  Treasury stock, at cost (35,127,274 and 31,695,075 shares at June 30, 2002
     and December 31, 2001, respectively)                                                       (517,010)              (447,420)
                                                                                         -----------------        ----------------
     Total stockholders' equity                                                                  571,329                568,968
                                                                                         -----------------        ----------------
         Total liabilities and stockholders' equity                                      $     9,886,685          $   8,736,780
                                                                                         =================        ================


          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                   For the Three Months Ended         For the Six Months Ended
                                                                           June 30,                          June 30,
                                                                   --------------------------        --------------------------
                                                                     2002             2001             2002             2001
                                                                   ---------        ---------        ---------        ---------
Interest income:
    Federal funds sold and short-term deposits                     $     342        $     459        $     797        $     858
    Debt and equity securities                                        23,669           20,662           46,952           42,040
    Mortgage-backed and mortgage related securities                   68,389           47,221          123,768           87,592
    Real estate loans                                                 54,917           69,654          112,461          141,101
    Consumer and other loans                                           4,196            5,628            8,467           11,498
                                                                   ---------        ---------        ---------        ---------
       Total interest income                                         151,513          143,624          292,445          283,089
                                                                   ---------        ---------        ---------        ---------
Interest expense:
    Deposits                                                          32,797           45,998           63,979           92,351
    Borrowed funds                                                    48,713           43,749           93,964           85,675
                                                                   ---------        ---------        ---------        ---------
       Total interest expense                                         81,510           89,747          157,943          178,026
                                                                   ---------        ---------        ---------        ---------
Net interest income before provision for loan losses                  70,003           53,877          134,502          105,063
Provision for loan losses                                                750              100            1,500              100
                                                                   ---------        ---------        ---------        ---------
Net interest income after provision for loan losses                   69,253           53,777          133,002          104,963
                                                                   ---------        ---------        ---------        ---------
Non-interest income:
    Fees and service charges                                           4,497            3,453            8,264            5,552
    Net gains on securities                                               15            1,687               65            1,687
    Income from bank owned life insurance                              1,883            1,916            3,854            3,768
    Joint venture income                                               5,234                -           10,197                -
    Other non-interest income                                            414              497              595            1,013
                                                                   ---------        ---------        ---------        ---------
       Total non-interest income                                      12,043            7,553           22,975           12,020
                                                                   ---------        ---------        ---------        ---------
Non-interest expense:
    General and administrative expenses:
       Compensation and employee benefits                             13,927           11,384           27,779           21,413
       Occupancy and equipment                                         3,193            2,843            6,362            5,702
       Deposit insurance premiums                                        209              209              421              413
       Advertising and promotion                                         744              755            1,741            2,007
       Other non-interest expenses                                     5,111            4,035           10,082            7,709
                                                                   ---------        ---------        ---------        ---------
          Total general and administrative expenses                   23,184           19,226           46,385           37,244
    Amortization of intangible assets                                     32               32               63               63
    Real estate operations, net                                           (9)             (28)             (83)             (19)
    Capital securities costs                                             943                -            1,067                -
                                                                   ---------        ---------        ---------        ---------
          Total non-interest expense                                  24,150           19,230           47,432           37,288
                                                                   ---------        ---------        ---------        ---------
Income before provision for income taxes and
   extraordinary item                                                 57,146           42,100          108,545           79,695
Provision for income taxes                                            20,405           12,696           38,220           24,964
                                                                   ---------        ---------        ---------        ---------
Income before extraordinary item                                      36,741           29,404           70,325           54,731
Extraordinary item, net of tax - prepayment penalty on
   debt extinguishments                                                    -           (2,419)               -           (2,419)
                                                                   ---------        ---------        ---------        ---------
Net income                                                         $  36,741        $  26,985        $  70,325        $  52,312
                                                                   =========        =========        =========        =========
Basic earnings per share (1):
   Income before extraordinary item                                $    0.46        $    0.34        $    0.88        $    0.63
   Extraordinary item, net of tax                                          -            (0.03)               -            (0.03)
                                                                   ---------        ---------        ---------        ---------
   Net income per share                                            $    0.46        $    0.31        $    0.88        $    0.60
                                                                   =========        =========        =========        =========
Diluted earnings per share (1):
   Income before extraordinary item                                $    0.45        $    0.34        $    0.86        $    0.62
   Extraordinary item, net of tax                                          -            (0.03)               -            (0.03)
                                                                   ---------        ---------        ---------        ---------
   Net income per share                                            $    0.45        $    0.31        $    0.86        $    0.59
                                                                   =========        =========        =========        =========

(1) Prior period amounts have been adjusted to reflect the 3-for-2 stock split on August 22, 2001.

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                                                  Unallocated
                                                                                Retained       Accumulated           common
                                                                Additional      earnings-         other               stock
                                                   Common        paid-in-       partially     comprehensive         held by
                                                    stock        capital       restricted     (loss) income           ESOP
                                                   -------      ----------     ----------     -------------       -----------
Balance at December 31, 2001                       $ 1,188       $ 507,413     $  592,865      $  (26,573)        $  (44,838)
Comprehensive income:
  Net income                                                                       70,325
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
       net of reclassification adjustment (1)(2)                                                   29,427

  Total comprehensive income

Exercise of stock options and related tax benefit                                 (11,491)
Allocation of ESOP stock                                               916                                               897
Amortization of SBIP stock awards                                                      54
Cash dividends declared on common stock                                           (20,434)
Common stock acquired, at cost
                                                   -------       ---------     ----------      ----------         ----------
Balance at June 30, 2002                           $ 1,188       $ 508,329     $ 631,319       $    2,854         $  (43,941)
                                                   =======       =========     ==========      ==========          ==========

                                                   Unearned
                                                    common      Common Stock
                                                     stock        held by       Treasury           Total
                                                    held by       SERP, at       stock,        stockholders'
                                                     SBIP           cost         at cost          equity
                                                   --------     ------------    ---------      -------------
Balance at December 31, 2001                       $ (9,132)     $ (4,535)      $(447,420)       $ 568,968
Comprehensive income:
  Net income                                                                                        70,325
  Other comprehensive income, net of tax:
     Net unrealized gain on securities,
       net of reclassification adjustment (1)(2)                                                    29,427
                                                                                                 ---------
  Total comprehensive income                                                                        99,752
                                                                                                 ---------
Exercise of stock options and related tax benefit                                                  (11,491)
Allocation of ESOP stock                                                                             1,813
Amortization of SBIP stock awards                     3,952                                          4,006
Cash dividends declared on common stock                                                            (20,434)
Common stock acquired, at cost                                     (1,695)        (69,590)         (71,285)
                                                   --------      --------       ---------        ---------
Balance at June 30, 2002                           $ (5,180)     $ (6,230)      $(517,010)       $ 571,329
                                                   ========      ========       =========        =========


(1)  Disclosure of reclassification amount, net of tax, for the six months ended June 30, 2002:
     Net unrealized appreciation arising during the period, net of tax                            $   29,465
     Less:  Reclassification adjustment for net gains included in net income, net of tax                  38
                                                                                                  ----------
     Net unrealized gain on securities, net of tax                                                $   29,427
                                                                                                  ==========

(2)  The net deferred tax expense relating to the net unrealized appreciation arising during the six months ended June 30, 2002 was $19.8 million.

     Disclosure of total comprehensive income for the six months ended June 30, 2001:

     Net income for the six months ended June 30, 2001                                            $   52,312
     Other comprehensive income, net of tax:
         Net unrealized gains on securities, net of reclassification adjustment                       11,391
                                                                                                  ----------
     Total comprehensive income for the six months ended June 30, 2001                            $   63,703
                                                                                                  ==========

          See accompanying notes to consolidated financial statements.

                              ROSLYN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                     For the Six Months Ended
                                                                                                             June 30,
                                                                                            ---------------------------------------
                                                                                                  2002                     2001
                                                                                            ------------------       --------------
Cash flows from operating activities:
Net income                                                                                  $       70,325           $       52,312
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                       1,500                      100
     Amortization of intangible assets                                                                  63                       63
     Depreciation and amortization                                                                   1,915                    1,592
     Accretion of discounts greater than amortization of premiums                                  (17,947)                 (12,652)
     ESOP and SBIP expense, net                                                                      5,819                    4,327
     Originations of loans held-for-sale, net of sales                                               5,267                     (492)
     Net gains on sales of loans                                                                      (358)                    (222)
     Net gains on securities                                                                           (65)                  (1,687)
     Net gains on sales of real estate owned                                                           (85)                     (40)
     Net gains on sales of fixed assets                                                                 (6)                     (35)
     Income from bank owned life insurance                                                          (3,854)                  (3,768)
     Income taxes deferred and tax benefits attributable to stock plans                              7,304                    1,049
     Changes in assets and liabilities:
         Increase in accrued interest receivable                                                    (9,654)                  (1,636)
         Decrease in other assets                                                                      566                       85
         (Decrease) increase in official checks outstanding                                         (9,453)                   6,367
         Increase in accrued interest and dividends                                                  2,859                      856
         Decrease in accrued taxes payable                                                          (9,639)                  (6,602)
         Decrease in accrued expenses and other liabilities                                           (739)                  (8,439)
         Net decrease (increase) in deferred costs and fees                                            632                     (250)
         Increase in other, net                                                                          -                       24
                                                                                            ------------------       --------------
              Net cash provided by operating activities                                             44,450                   30,952
                                                                                            ------------------       --------------
Cash flows from investing activities:
     Net redemption (purchase) of Federal Home Loan Bank stock                                      14,980                  (31,825)
     Proceeds from sales and repayments of securities available-for-sale                         1,827,652                1,399,613
     Purchases of securities available-for-sale                                                 (3,222,214)              (2,063,113)
     Loan originations and purchases, net of repayments                                            294,761                  171,858
     Investment in real estate joint venture                                                       (24,440)                       -
     Purchases of banking house and equipment, net                                                  (4,404)                  (2,641)
     Proceeds from sales of real estate owned                                                          429                      435
                                                                                            ------------------       --------------
              Net cash used in investing activities                                             (1,113,236)                (525,673)
                                                                                            ------------------       --------------
Cash flows from financing activities:
     Increase in demand deposit, money market and savings accounts                                 268,605                  106,104
     Increase in certificates of deposit                                                           390,680                  116,187
     (Decrease) increase in short-term reverse-repurchase agreements and other
       borrowings                                                                                 (118,958)                   8,670
     Increase in long-term reverse-repurchase agreements and other borrowings                      564,998                  359,117
     Net proceeds from issuance of guaranteed preferred beneficial interest in
     junior subordinated debentures                                                                 62,335                        -
     Decrease in mortgagors' escrow and security deposits                                           (3,809)                    (105)
     Net cash used in exercise of stock options                                                    (18,795)                  (2,843)
     Cash dividends paid on common stock                                                           (20,434)                 (19,627)
     Cost to repurchase treasury stock                                                             (69,590)                 (20,417)
     Cost to repurchase SERP stock                                                                  (1,695)
                                                                                            ------------------       --------------
              Net cash provided by financing activities                                          1,053,337                  547,086
                                                                                            ------------------       --------------
     Net (decrease) increase in cash and cash equivalents                                          (15,449)                  52,365
     Cash and cash equivalents at beginning of period                                              102,825                   82,949
                                                                                            ------------------       --------------
     Cash and cash equivalents at end of period                                             $       87,376           $      135,314
                                                                                            ==================       ==============
     Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest on deposits and borrowed funds                                            $      155,084           $      177,170
                                                                                            ==================       ==============
         Income taxes                                                                       $       40,424           $       22,046
                                                                                            ==================       ==============
     Non-cash investing activities:
         Additions to real estate owned                                                     $          674           $          391
                                                                                            ==================       ==============

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

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are the only adjustments made to the consolidated financial statements contained herein. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early application of SFAS No. 145 is encouraged. There will be no material impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 145.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No.
121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 144 on January 1, 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that other intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Amortizing intangible assets must also be reviewed for impairment. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entities fiscal year. As a result of the adoption of SFAS No. 142 on January 1, 2002, other amortizing intangible assets (consisting of deposit intangibles) is presented in the accompanying consolidated statements of financial condition and consolidated statements of income as "Intangible Assets." There was no impact on the Company's consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 142.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaced SFAS No. 125. SFAS No. 140 became effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, which disclosures have been incorporated into the Company's consolidated financial statements. The implementation of the remaining provisions on January 1, 2002 had no impact on the Company's financial condition or results of operations.

3. RECENT DEVELOPMENTS

On May 21, 2002, the Company announced that the Company's Board of Directors declared a quarterly dividend of $0.13 per common share. The dividend was paid on June 11, 2002 to shareholders of record as of May 30, 2002.

4. DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, at June 30, 2002 and December 31, 2001:

                                                             June 30, 2002                    December 31, 2001
                                                      -----------------------------      ---------------------------
                                                       Amortized        Estimated         Amortized       Estimated
                                                          Cost          Fair Value           Cost         Fair Value
                                                      -----------      ------------      -----------     -----------
                                                                               (In thousands)
Available-for-sale:
   Debt securities:
     United States Government - direct and
       guaranteed, net                                $         -      $          -      $     1,000     $     1,020
     United States Government agencies, net               563,107           565,468          355,255         349,725
     State, county and municipal                            4,474             5,023            4,470           4,950
     Other                                                  1,000               961                -               -
                                                      -----------      ------------      -----------     -----------
       Total debt securities, net                         568,581           571,452          360,725         355,695
                                                      -----------      ------------      -----------     -----------
   Equity securities:
     Preferred and common stock                           129,686           114,759          135,998         120,153
     Trust preferreds, net                                568,442           559,267          533,823         514,813
     Other                                                 14,549            13,718           14,556          14,067
                                                      -----------      ------------      -----------     -----------
       Total equity securities, net                       712,677           687,744          684,377         649,033
                                                      -----------      ------------      -----------     -----------
       Total debt and equity securities, net            1,281,258         1,259,196        1,045,102       1,004,728
                                                      -----------      ------------      -----------     -----------
   Mortgage-backed and mortgage related securities:
     GNMA pass-through securities, net                    281,851           292,277          368,449         376,295
     FNMA pass-through securities, net                     45,285            47,313           57,274          58,948
     FHLMC pass-through securities, net                    84,299            89,437          353,911         359,212
     GNMA adjustable-rate mortgage pass-through
       securities, net                                     97,657            99,413          126,703         128,180
     Whole loan private collateralized mortgage
         obligations, net                                 828,456           840,213        1,065,924       1,067,003
     Agency collateralized mortgage obligations, net    3,404,897         3,400,629        1,593,767       1,571,216
                                                      -----------      ------------      -----------     -----------
       Total mortgage-backed and mortgage related
         securities, net                                4,742,445         4,769,282        3,566,028       3,560,854
                                                      -----------      ------------      -----------     -----------
       Total securities available-for-sale, net       $ 6,023,703      $  6,028,478      $ 4,611,130     $ 4,565,582
                                                      ===========      ============      ===========     ===========

5. LOANS RECEIVABLE, NET

Loans receivable, net, at June 30, 2002 and December 31, 2001 consist of the following:

                                                                       June 30, 2002       December 31, 2001
                                                                       -------------       -----------------
                                                                                (In thousands)
   Loans held-for-sale:
     One- to four-family loans                                         $       4,326       $           8,590
     Student loans                                                               129                     774
                                                                       -------------       -----------------
         Total loans held-for-sale                                     $       4,455       $           9,364
                                                                       =============       =================

   Loans receivable held for investment, net:
    Real estate loans:
     One- to four-family                                               $   1,800,924       $       2,281,477
     Multi-family                                                            223,633                 173,780
     Commercial                                                              671,836                 629,663
     Construction and development                                            402,458                 312,630
                                                                       -------------       -----------------
         Total real estate loans                                           3,098,851               3,397,550
     Net unamortized discount and deferred income                               (853)                 (1,081)
     Net deferred loan origination costs                                      13,727                  15,679
                                                                       -------------       -----------------
         Total real estate loans, net                                      3,111,725               3,412,148

   Consumer and other loans, net:
     Consumer and other                                                       77,118                  67,587
     Home equity and second mortgage                                         190,104                 175,192
     Automobile leases                                                        20,133                  40,481
                                                                       -------------       -----------------
         Total consumer and other loans                                      287,355                 283,260
     Net deferred loan origination costs                                       1,898                   1,752
                                                                       -------------       -----------------
         Total consumer and other loans, net                                 289,253                 285,012
                                                                       -------------       -----------------
   Allowance for loan losses                                                 (42,019)                (40,634)
                                                                       -------------       -----------------
         Total loans receivable held for investment, net               $   3,358,959       $       3,656,526
                                                                       =============       =================

6.    ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned, net, at the dates indicated. It is the Company's policy generally to discontinue accruing interest on all loans that are more than 90 days past due, or when in the opinion of management such suspension is otherwise warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest outstanding is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Company has reasonable assurance that the loan will be fully collectible.

                                                                                 At June 30, 2002       At December 31, 2001
                                                                               -------------------      --------------------
                                                                                              (In thousands)
    Non-accrual loans:
         One- to four-family                                                    $         6,402         $           6,353
         Commercial real estate                                                          33,737                    33,128
         Home equity                                                                        224                       111
         Consumer and other                                                                  76                        49
                                                                                ------------------      --------------------
             Total non-accrual loans                                                     40,439                    39,641
    Loans contractually past due 90 days or more and still accruing (1)                   4,079                     5,865
                                                                                ------------------      --------------------
             Total non-performing loans                                                  44,518                    45,506
    Real estate owned                                                                       808                       478
                                                                                ------------------      --------------------
             Total non-performing assets                                        $        45,326         $          45,984
                                                                                ==================      ====================

    Allowance for loan losses as a percent of loans (2)                                    1.24%                     1.10%

    Allowance for loan losses as a percent of total
      non-performing loans                                                                94.39%                    89.29%

    Total non-performing loans as a percent of loans (2)                                   1.31%                     1.23%

    Total non-performing assets as a percent of total assets                               0.46%                     0.53%

(1) Amounts shown are comprised of U.S. Government guaranteed one- to four-family loans.
(2) Loans consist of loans receivable held for investment, net, excluding the allowance for loan losses.

Management assesses the level and adequacy of the allowance for loan losses based on an evaluation of known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.

Non-accrual loans at June 30, 2002 include two large commercial credits added to non-accrual status during the fourth quarter 2001. The Bank has continued to aggressively pursue the recovery of these credits. The first commercial credit consists of loans totaling $13.3 million secured by four commercial properties in the New York Metropolitan area. As a preferred alternative to pursuing foreclosure, the Bank, the borrowers' other creditors and the chapter 11 debtors, reached agreement in principle on a plan that provides for the prompt sale of all of the properties securing the Bank's loans and full repayment of all sums owed to the Bank under its notes, with consideration in excess of that amount being paid to the subordinated secured creditors. Although no assurances can be given, based on the current collateral values determined by independent appraisers combined with the initial bids received by the selling broker, management anticipates a full recovery, by the Spring of 2003, of all principle and interest due under the loans, as well as all attorneys' fees and other costs related to the collection of the debt.

The second credit is a $19.0 million loan secured by two assisted living facilities in the New York Metropolitan area. A court-appointed receiver has operated the facilities since the commencement of the borrowers' bankruptcy filing in November 2001 and has improved the facilities' cash flows and profitability since that time. Concurrently, the facilities are actively being marketed for sale. Despite the facilities' high value as determined by independent appraisers, the market for assisted living facilities has softened in recent months.

Additionally, based upon the Bank's and the receiver's analyses of offers received to date, the operation of the properties and assessments of the market for similar facilities, among other things, the Bank believes that its recovery against the loan balance in the event the note (or the properties) is sold on an accelerated basis would likely require a discount. Although it is probable that the amount of any required discount would be lower if the receiver is permitted more time to prepare the property for sale, the Bank believes that it is more prudent to pursue a prompt resolution in order to avoid potential risks of future uncertainties and to restore the loan proceeds to productive use. In the event that a discount is required, no additional provision for loan loss relating to this commercial credit currently is expected.

7.   INTANGIBLE ASSETS

The following table sets forth information regarding intangible assets at June 30, 2002 and December 31, 2001:

                                                        At June 30, 2002         At December 31, 2001
                                                   ------------------------    ------------------------
                                                                      (In thousands)
   Deposit intangibles:
        Gross carrying amount                       $            1,259          $           1,259
        Accumulated amortization                                  (336)                      (273)
                                                   ------------------------    ------------------------
            Carrying amount, net                    $              923          $             986
                                                   ========================    ========================

The following table sets forth the anticipated amortization expense, as of June 30, 2002, for the periods indicated:

   Deposit intangibles:                                               Amount
                                                             ------------------
     Estimated amortization expense for the years ended:       (In thousands)
         December 31, 2003                                    $          126
         December 31, 2004                                               126
         December 31, 2005                                               126
         December 31, 2006                                               126
         December 31, 2007                                               126

The weighted average amortization period for the deposit intangibles is 10 years. The Company incurred amortization expense of $63,000 for the six months ended June 30, 2002 related to deposit intangibles.

8.   GUARANTEED PREFERRED BENEFICAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interest in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At June 30, 2002, the distribution rate was 5.88%. Distributions on the Capital Securities are payable semi-annually on April 1 and October 1 of each year beginning October 1, 2002 and are reported in the accompanying consolidated statements of income as a component of non-interest expense under the caption "Capital securities costs."

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

The proceeds from the issuance of the Capital Securities were used for general corporate purposes including the repurchase of the Company's common stock and the repayment of borrowed funds. The costs associated with the Capital Securities issuance, totaling $842,000, have been capitalized.

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

Critical Accounting Policies

The Company identified the accounting policies below as critical to the Company's operations and understanding of the Company's results of operations. Certain accounting policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company's consolidated financial statements to critical accounting policies and, the use of judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan Losses - The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company's consolidated financial statements. The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in the New York Metropolitan area.

The allowance for loan losses has been determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In evaluating the portfolio, management takes into consideration numerous factors such as the Company's loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the independent loan review function, the present financial condition of borrowers, current economic conditions and other portfolio risk characteristics. The Company's formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and primarily encompass multi-family, commercial real estate and construction and development loans. The result of these analyses is the allocation of the overall allowance to specific allowances for individual loans considered impaired and non-impaired.

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

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company's lending areas. Management continues to believe that the Company's allowance for loan losses at June 30, 2002 is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total Assets

Total assets at June 30, 2002 were $9.89 billion, an increase of $1.15 billion, or 13.2%, from $8.74 billion at December 31, 2001. This increase primarily was due to increases in the mortgage-backed and mortgage related securities portfolio and the debt and equity securities portfolio, partially offset by a decrease in total loans receivable held for investment, net. Mortgage-backed and mortgage related securities increased $1.21 billion, or 33.9%, from $3.56 billion at December 31, 2001 to $4.77 billion at June 30, 2002. Debt and equity securities, net, increased $254.5 million, or 25.3%, to $1.26 billion at June 30, 2002, as compared to $1.00 billion at December 31, 2001. These increases in the securities portfolios were primarily due to management's strategy of deploying proceeds from increased deposits, borrowings and principal repayments on loans and securities into mortgage-backed and mortgage related securities and debt and equity securities. Total loans receivable held for investment, net, decreased $296.2 million, or 8.0%, to $3.40 billion at June 30, 2002, as compared to $3.70 billion at December 31, 2001. The decrease in total loans receivable held for investment, net, is primarily due to principal repayments, which were partially offset by loan originations for the six months ended June 30, 2002.

Total Liabilities

Total liabilities at June 30, 2002 were $9.25 billion, an increase of $1.08 billion, or 13.3%, from $8.17 billion at

December 31, 2001. The increase in total liabilities principally was due to an increase in total deposits and borrowed funds. Total deposits increased $659.3 million, or 14.7%, from $4.49 billion at December 31, 2001 to $5.15 billion at June 30, 2002. The increase in total deposits reflects the Bank's continued emphasis on attracting core deposits through new product offerings and the addition of de novo branches. Core deposits increased $268.6 million, or 15.5%, from $1.73 billion at December 31, 2001 to $2.00 billion at June 30, 2002. Additionally, certificates of deposit increased $390.7 million, or 14.2%, from $2.76 billion at December 31, 2001 to $3.15 billion at June 30, 2002. The increase in certificates of deposits partially reflects the acquisition of $75.1 million of brokered deposits during the first quarter of 2002. Borrowed funds increased $446.0 million, or 12.7%, from $3.52 billion at December 31, 2001 to $3.97 billion at June 30, 2002. The Company utilizes borrowings, primarily in the form of reverse-repurchase agreements and Federal Home Loan Bank (FHLB) borrowings, to fund and sustain asset growth.

Capital Securities

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interest in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At June 30, 2002, the distribution rate was 5.88%. See Note 8 to Notes to Consolidated Financial Statements included herein.

Stockholders' Equity

Stockholders' equity increased $2.3 million, or 0.4%, to $571.3 million at June 30, 2002 from $569.0 million at December 31, 2001. The increase was due to net income for the six months ended June 30, 2002 of $70.3 million, the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans of $5.8 million and an increase of $29.4 million in the net unrealized gains on securities available-for-sale from December 31, 2001. Items that offset these increases were dividends paid of $20.4 million, the $11.5 million effect of stock options exercised for the six months ended June 30, 2002 and the purchase of $71.3 million of treasury and SERP stock for the six months ended June 30, 2002.

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



                                                                            For the Three Months Ended June 30,
                                                    --------------------------------------------------------------------------------
                                                                       2002                                      2001
                                                    ---------------------------------------     ------------------------------------
                                                                                  Average                                  Average
                                                      Average                      Yield/        Average                    Yield/
                                                      Balance        Interest       Cost         Balance       Interest      Cost
                                                    -----------    -----------   ----------     ---------     ----------   ---------
                                                                                  (Dollars in thousands)
Assets:

Interest-earning assets:
   Federal funds sold and short-term deposits       $    82,498     $     342       1.66%      $    42,990     $     459       4.27%
   Debt and equity securities, net                    1,342,045        23,669       7.05         1,023,252        20,662       8.08
   Mortgage-backed and mortgage
     related securities, net                          4,488,374        68,389       6.09         2,879,049        47,221       6.56
   Real estate loans, net                             3,119,466        54,917       7.04         3,678,588        69,654       7.57
   Consumer and other loans, net                        306,487         4,196       5.48           295,923         5,628       7.61
                                                    -----------     ---------                  -----------     ---------
          Total interest-earning assets               9,338,870       151,513       6.49         7,919,802       143,624       7.25
                                                                    ---------                                  ---------
Non-interest-earning assets (1)                         348,476                                    241,698
                                                    -----------                                -----------
Total assets                                        $ 9,687,346                                $ 8,161,500
                                                    ===========                                ===========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
   Money market accounts                            $   488,570         2,329       1.91       $   281,538         2,514       3.57
   Savings accounts                                   1,008,785         2,741       1.09           880,664         3,874       1.76
   Super NOW and NOW accounts                           279,515           459       0.66           210,711           803       1.52
   Certificates of deposit                            3,042,486        27,268       3.58         2,768,135        38,807       5.61
                                                    -----------     ---------                  -----------     ---------
          Total interest-bearing deposits             4,819,356        32,797       2.72         4,141,048        45,998       4.44
   Borrowed funds                                     3,952,349        48,713       4.93         3,157,087        43,749       5.54
                                                    -----------     ---------                  -----------     ---------
          Total interest-bearing liabilities          8,771,705        81,510       3.72         7,298,135        89,747       4.92
                                                                    ---------                                  ---------
Non-interest-bearing liabilities                        351,041                                    255,007
                                                    -----------                                -----------
Total liabilities                                     9,122,746                                  7,553,142
Stockholders' equity                                    564,600                                    608,358
                                                    -----------                                -----------
Total liabilities and stockholders' equity          $ 9,687,346                                $ 8,161,500
                                                    ===========                                ===========

Net interest income/interest rate spread (2)                        $  70,003       2.77%                      $  53,877       2.33%
                                                                    =========   ========                       =========   ========

Net interest margin (2)                                                             3.00%                                      2.72%
                                                                                ========                                   ========

Ratio of interest-earning assets to
  interest-bearing liabilities                                                    106.47%                                    108.52%
                                                                                ========                                   ========

_______________________
     1)Included in non-interest-earning assets for the three months ended June 30, 2002 and 2001 is Bank Owned Life Insurance (BOLI) with an average balance of $115.1 million and $107.3 million, respectively, and associated income of $1.9 million for each period.
     2)On a tax equivalent basis, inclusive of reclassifying the BOLI asset, the net interest rate spread and the net interest margin for the three months ended June 30, 2002 and 2001 would be 2.93% and 3.20%, and 2.55% and 3.00%, respectively.

                                                                        For the Six Months Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                                 2002                                         2001
                                              -----------------------------------------      ---------------------------------------
                                                                               Average                                      Average
                                                 Average                       Yield/        Average                        Yield/
                                                 Balance        Interest        Cost         Balance        Interest         Cost
                                              ------------    ------------   ----------    -----------    -----------     ---------
                                                                               (Dollars in thousands)
Assets:

Interest-earning assets:
  Federal funds sold and short-term deposits    $   95,490    $      797       1.67%       $   35,694      $     858         4.81%
  Debt and equity securities, net                1,295,794        46,952       7.25         1,033,912         42,040         8.13
  Mortgage-backed and mortgage
   related securities, net                       4,110,412       123,768       6.02         2,620,895         87,592         6.68
  Real estate loans, net                         3,198,643       112,461       7.03         3,727,727        141,101         7.57
  Consumer and other loans, net                    307,074         8,467       5.51           290,782         11,498         7.91
                                                ----------    ----------                   ----------      ---------
      Total interest-earning assets              9,007,413       292,445       6.49         7,709,010        283,089         7.34
                                                              ----------                                   ---------
Non-interest-earning assets (1)                    330,400                                    239,187
                                                ----------                                 ----------
Total assets                                    $9,337,813                                 $7,948,197
                                                ==========                                 ==========

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
  Money market accounts                         $  446,851         4,244       1.90        $  272,302          5,228         3.84
  Savings accounts                                 990,967         5,424       1.09           876,425          7,750         1.77
  Super NOW and NOW accounts                       269,621           886       0.66           204,198          1,624         1.59
  Certificates of deposit                        2,950,668        53,425       3.62         2,727,065         77,749         5.70
                                                ----------    ----------                   ----------      ---------
      Total interest-bearing deposits            4,658,107        63,979       2.75         4,079,990         92,351         4.53
  Borrowed funds                                 3,786,242        93,964       4.96         3,010,316         85,675         5.69
                                                ----------    ----------                   ----------      ---------
      Total interest-bearing liabilities         8,444,349       157,943       3.74         7,090,306        178,026         5.02
                                                              ----------                                   ---------
Non-interest-bearing liabilities                   329,887                                    252,595
                                                ----------                                 ----------
Total liabilities                                8,774,236                                  7,342,901
Stockholders' equity                               563,577                                    605,296
                                                ----------                                 ----------
Total liabilities and stockholders' equity      $9,337,813                                 $7,948,197
                                                ==========                                 ==========

Net interest income/interest rate spread (2)                  $  134,502       2.75%                       $ 105,063         2.32%
                                                              ==========   ========                        =========      =======

Net interest margin (2)                                                        2.99%                                         2.73%
                                                                           ========                                       =======
Ratio of interest-earning assets to
  interest-bearing liabilities                                               106.67%                                       108.73%
                                                                           ========                                       =======

___________________________
 1)Included in non-interest-earning assets for the six months ended June 30, 2002 and 2001 is BOLI with an average balance of $114.1 million and $106.3 million, respectively, and associated income of $3.9 million and $3.8 million, respectively.
 2)On a tax equivalent basis, inclusive of reclassifying the BOLI asset, the net interest rate spread and the net interest margin for the six months ended June 30, 2002 and 2001 would be 2.94% and 3.21%, and 2.55% and 3.01%, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and
2001

Overview

The Company reported net income of $36.7 million, or basic earnings per share of $0.46 and diluted earnings per share of $0.45, for the quarter ended June 30, 2002, compared to $27.0 million, or basic and diluted earnings per share of $0.31, for the comparable prior year period. Earnings per share data has been adjusted to reflect the 3-for-2 stock split distributed in the form of a stock dividend on August 22, 2001.

Interest Income

Interest income for the quarter ended June 30, 2002 increased $7.9 million, or 5.5%, to $151.5 million from $143.6 million for the quarter ended June 30, 2001. This increase was primarily the result of an increase in average interest-earning assets of $1.42 billion, or 17.9%, to $9.34 billion for the quarter ended June 30, 2002 from $7.92 billion in the comparable quarter of 2001. This increase in average balance was partially offset by a decrease in the average yield on total interest-earning assets from 7.25% for the quarter ended June 30, 2001 to 6.49% for the 2002 comparable quarter. The increase in average interest-earning assets from the June 30, 2001 period was attributable to a $1.61 billion increase in the average balance of mortgage-backed and mortgage related securities, net, an increase in the average balance of debt and equity securities, net, of $318.8 million and an increase in the average balance of consumer and other loans, net, of $10.6 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $559.1 million from the June 30, 2001 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $21.2 million, or 44.8%, to $68.4 million for the three months ended June 30, 2002 from $47.2 million for the same period in 2001. The increase was principally the result of an increase of $1.61 billion, or 55.9%, in the average balance of mortgage-backed and mortgage related securities, net, from $2.88 billion for the three months ended June 30, 2001 to $4.49 billion for the three months ended June 30, 2002. This increase in average balance primarily was due to management's strategy of investing the proceeds received primarily from increased borrowings and deposit liabilities into mortgage-backed and mortgage related securities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 47 basis points from 6.56% for the three months ended June 30, 2001 to 6.09% for the three months ended June 30, 2002.

Interest income on debt and equity securities, net, increased $3.0 million, or 14.6%, to $23.7 million for the three months ended June 30, 2002 from $20.7 million for the same period in 2001. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $318.8 million, or 31.2%, from $1.02 billion for the three months ended June 30, 2001 to $1.34 billion for the three months ended June 30, 2002. The increase in average balance of debt and equity securities, net, was offset by a decrease in the average yield on such securities of 103 basis points from 8.08% for the three months ended June 30, 2001 to 7.05% for the three months ended June 30, 2002.

Interest income on consumer and other loans, net, decreased $1.4 million, or 25.4%, to $4.2 million for the three months ended June 30, 2002 from $5.6 million for the same period in 2001. This decrease was due to a 213 basis point decrease in the average yield on consumer and other loans, net, from 7.61% for the three months ended June 30, 2001 to 5.48% for the same period in 2002, partially offset by a $10.6 million, or 3.6%, increase in the average balance of consumer and other loans, net, outstanding from $295.9 million for the three months ended June 30, 2001 to $306.5 million for the three months ended June 30, 2002. The decrease in average yield was principally due to downward re-pricing of consumer loan products during the declining interest rate environment experienced during 2001. Interest rates have remained static at these low levels for the first half of 2002.

Interest income on real estate loans, net, decreased $14.8 million, or 21.2%, to $54.9 million for the three months ended June 30, 2002 from $69.7 million for the same period in 2001. The decrease was the result of a $559.1 million, or 15.2%, decrease in the average balance of real estate loans, net, outstanding from $3.68 billion for the quarter ended June 30, 2001 to $3.12 billion for the quarter ended June 30, 2002. The decrease in average balance was due to a net decrease in the average balance of one-to four-family loans of $935.4 million, partially offset by a $376.3 million net increase in the average balance of multi-family, construction and commercial real estate loans. The decrease in the average balance of real estate loans, net, was also the result of a 53 basis point decrease in the average yield on real estate loans from 7.57% for the three months ended June 30, 2001 to 7.04% for the three months ended June 30, 2002. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002, which has resulted in increased principal repayments on one- to-four family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $81.5 million, compared to $89.7 million for the three months ended June 30, 2001, a decrease of $8.2 million, or 9.2%. The decrease in interest expense was the result of a 120 basis point decrease in the average cost of interest-bearing liabilities for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease in average cost was partially offset by a $1.47 billion, or 20.2%, increase in the average balance of interest-bearing liabilities from $7.30 billion for the quarter ended June 30, 2001 to $8.77 billion for the quarter ended June 30, 2002. The increase in average interest-bearing liabilities reflects a $678.3 million increase in the average balance of interest-bearing deposits and a $795.3 million increase in the average balance of borrowed funds as compared to the prior year quarter.

Interest expense on interest-bearing deposits for the three months ended June 30, 2002 decreased $13.2 million, or 28.7%, to $32.8 million from $46.0 million for the corresponding 2001 period. This decrease was primarily due to a 172 basis point decrease in the average rate paid on interest-bearing deposits from 4.44% for the three months ended June 30, 2001 to 2.72% for the corresponding period in 2002. Partially offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposit accounts of $678.3 million for the three months ended June 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $207.0 million, Super NOW and NOW accounts of $68.8 million, savings accounts of $128.1 million and certificates of deposits of $274.4 million for the three months ended June 30, 2002 from the corresponding period in 2001. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products and through additional deposits generated from the Company's de novo branching strategy.

Interest expense on borrowed funds for the three months ended June 30, 2002 increased $5.0 million, or 11.3%, to $48.7 million from $43.7 million for the corresponding 2001 period. The increase was primarily due to an increase in the average balance of borrowed funds of $795.3 million, or 25.2%, from $3.16 billion for the three months ended June 30, 2001 to $3.95 billion for the three months ended June 30, 2002. Offsetting the increase in average balance was a 61 basis point decrease in the average cost of borrowed funds from 5.54% for the three months ended June 30, 2001 to 4.93% for the corresponding period in 2002.

Net Interest Income

Net interest income before provision for loan losses was $70.0 million for the three months ended June 30, 2002, as compared to $53.9 million for the three months ended June 30, 2001, an increase of $16.1 million, or 29.9%. The increase in net interest income reflects the impact of the expanded interest rate spread and margin experienced for the three months ended June 30, 2002 as compared to the prior year quarter. The net interest rate spread and margin for the three months ended June 30, 2002 was 2.77% and 3.00%, respectively, as compared to 2.33% and 2.72%, respectively, for the three months ended June 30, 2001.

Provision for Loan Losses

The Company had a provision for loan losses for the three months ended June 30, 2002 of $750,000 as compared to $100,000 for the three months ended June 30, 2001. The provision for loan losses for the three months ended June 30, 2002 and 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, changes in the composition of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. At June 30, 2002 and December 31, 2001 the allowance for loan losses amounted to $42.0 million and $40.6 million, respectively. The ratio of such allowance to total non-performing loans was 94.39% at June 30, 2002, as compared to 89.29 % at December 31, 2001. Non-performing loans were $44.5 million and $45.5 million at June 30, 2002 and December 31, 2001, respectively. During the three months ended June 30, 2002 the Company had net charge-offs of $13,000, or 0.00% of average loans. For the three months ended June 30, 2001 net charge-offs were $413,000, or 0.01% of average loans.

The allowance for loan losses as a percentage of total non-performing loans was negatively impacted by the fourth quarter of 2001 placement of two non-performing commercial credit relationships, totaling $32.3 million at June 30, 2002 and December 31, 2001, on non-accrual status. See Note 6 to Notes to Consolidated Financial Statements for further discussion of the two non-performing commercial credit relationships.

Non-Interest Income

Non-interest income increased $4.4 million, or 59.4%, from $7.6 million for the quarter ended June 30, 2001 to $12.0 million for the quarter ended June 30, 2002. The increase reflects an increase in fees and service charges of $1.0 million, or 30.2%, from $3.5 million the quarter ended June 30, 2001 to $4.5 million for the quarter ended June 30, 2002. The increase in fees and service charges reflects the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. Also contributing significantly to the increase in non-interest income was $5.2 million in income related to the delivery of 78 units in the Company's joint venture for the development of a residential community in Oyster Bay, New York. Partially offsetting these increases was a decrease of $116,000, or 4.8%, in other non-interest income from $2.4 million for the quarter ended June 30, 2001 to $2.3 million for the quarter ended June 30, 2002.

Non-Interest Expense

Non-interest expense increased $5.0 million, or 25.6%, to $24.2 million for the quarter ended June 30, 2002, as compared to $19.2 million for the same period in 2001. The increase in non-interest expense was attributable to an increase in general and administrative expenses, primarily relating to increases in compensation and benefits expenses and other non-interest expenses. Additionally, non-interest expense increased due to the incurrence of $943,000 of expense for the quarter ended June 30, 2002 relating to $63.0 million of Capital Securities issued in March of 2002.

General and administrative expenses for the quarter ended June 30, 2002 increased $4.0 million, or 20.6%, to $23.2 million from $19.2 million for the quarter ended June 30, 2001. The increase in general and administrative expenses was primarily due to the increase in compensation and employee benefit costs of $2.5 million, a $350,000 increase in occupancy and equipment expense and an increase in other non-interest expenses of $1.1 million.

The increase in compensation and employee benefit expense was due to an increase in employee stock and performance-based benefit plan expenses, commission expenses paid on sales of alternative investment products during the 2002 quarter and staffing additions related to de novo branch activities. The increase in occupancy and equipment expense primarily relates to the operation of the de novo branches opened in the fourth quarter of 2001 and first quarter 2002. The increase in other non-interest expenses was primarily due to increases in data processing fees and other operating expenses principally relating to the increase in the number of deposit accounts.

Income Taxes

The provision for income taxes increased $7.7 million, from $12.7 million recorded during the quarter ended June 30, 2001 to $20.4 million recorded during the quarter ended June 30, 2002. The increase was attributable to the increase in income before provision for income taxes and extraordinary item of $15.0 million in the current year quarter as compared to the same prior year quarter. Additionally, the Company recorded a $1.4 million tax benefit during the quarter ended June 30, 2001 primarily related to T R Financial Corp.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Overview

The Company reported net income of $70.3 million, or basic earnings per share of $0.88 and diluted earnings per share of $0.86, for the six months ended June 30, 2002, compared to $52.3 million, or basic and diluted earnings per share of $0.60 and $0.59, respectively, for the comparable prior year period. Earnings per share data has been adjusted to reflect the 3-for-2 stock split distributed in the form of a stock dividend on August 22, 2001.

Interest Income

Interest income for the six months ended June 30, 2002 increased $9.3 million, or 3.3%, to $292.4 million from $283.1 million for the six months ended June 30, 2001. This increase was primarily the result of an increase in average interest-earning assets of $1.30 billion, or 16.8%, to $9.01 billion for the six months ended June 30, 2002 from $7.71 billion in the comparable six months of 2001. This increase in average balance was partially offset by an 85 basis point decrease in the average yield on total interest-earning assets from 7.34% for the six months ended June 30, 2001 to 6.49% for the 2002 comparable six months. The increase in average interest-earning assets from the June 30, 2001 period was attributable to a $1.49 billion increase in the average balance of mortgage-backed and mortgage related securities, net, an increase in the average balance of debt and equity securities, net, of $261.9 million and an increase in the average balance of consumer and other loans, net, of $16.3 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $529.1 million from the June 30, 2001 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $36.2 million, or 41.3%, to $123.8 million for the six months ended June 30, 2002 from $87.6 million for the same period in 2001. The increase was principally the result of an increase of $1.49 billion, or 56.8%, in the average balance of mortgage-backed and mortgage related securities, net, from $2.62 billion for the six months ended June 30, 2001 to $4.11 billion for the six months ended June 30, 2002. This increase in average balance primarily was due to management's strategy of investing the proceeds received primarily from increased borrowings and deposit liabilities into mortgage-backed and mortgage related securities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 66 basis points from 6.68% for the six months ended June 30, 2001 to 6.02% for the six months ended June 30, 2002.

Interest income on debt and equity securities, net, increased $5.0 million, or 11.7%, to $47.0 million for the six months ended June 30, 2002 from $42.0 million for the same period in 2001. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $261.9 million, or 25.3%, from $1.03 billion for the six months ended June 30, 2001 to $1.30 billion for the six months ended June 30, 2002. The increase in average balance of debt and equity securities, net, was offset by a decrease in the average yield on such securities of 88 basis points from 8.13% for the six months ended June 30, 2001 to 7.25% for the six months ended June 30, 2002.

Interest income on consumer and other loans, net, decreased $3.0 million, or 26.4%, to $8.5 million for the six months ended June 30, 2002 from $11.5 million for the same period in 2001. This decrease was due to a 240 basis point decrease in the average yield on consumer and other loans, net, from 7.91% for the six months ended June 30, 2001 to 5.51% for the same period in 2002, partially offset by a $16.3 million, or 5.6%, increase in the average balance of consumer and other loans, net, outstanding from $290.8 million for the six months ended June 30, 2001 to $307.1 million for the six months ended June 30, 2002. The decrease in average yield was principally due to downward re-pricing of consumer loan products during the declining interest rate environment experienced during 2001.

Interest income on real estate loans, net, decreased $28.6 million, or 20.3%, to $112.5 million for the six months ended June 30, 2002 from $141.1 million for the same period in 2001. The decrease was the result of a $529.1 million, or 14.2%, decrease in the average balance of real estate loans, net, outstanding from $3.73 billion for the six months ended June 30, 2001 to $3.20 billion for the six months ended June 30, 2002. The decrease in the average balance was also the result of a 54 basis point decrease in the average yield on real estate loans from 7.57% for the six months ended June 30, 2001 to 7.03% for the six months ended June 30, 2002. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002, which has resulted in increased principal repayments on one- to-four family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest Expense

Interest expense for the six months ended June 30, 2002 was $157.9 million, compared to $178.0 million for the six months ended June 30, 2001, a decrease of $20.1 million, or 11.3%. The decrease in interest expense was the result of a 128 basis point decrease in the average cost of interest-bearing liabilities from 5.02% for the six months ended June 30, 2001 as compared to 3.74% for the six months ended June 30, 2002. The decrease in average cost was offset by a $1.35 billion, or 19.1%, increase in the average balance of interest-bearing liabilities from $7.09 billion for the six months ended June 30, 2001 to $8.44 billion for the six months ended June 30, 2002. The increase in average interest-bearing liabilities reflects a $578.1 million increase in the average balance of interest-bearing deposits and a $775.9 million increase in the average balance of borrowed funds as compared to the prior year six months.

Interest expense on interest-bearing deposits for the six months ended June 30, 2002 decreased $28.4 million, or 30.7%, to $64.0 million from $92.4 million for the corresponding 2001 period. This decrease was primarily due to a 178 basis point decrease in the average rate paid on interest-bearing deposits from 4.53% for the six months ended June 30, 2001 to 2.75% for the corresponding period in 2002. Offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposit accounts of $578.1 million, or 14.2%, for the six months ended June 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $174.5 million, savings accounts of $114.5 million, Super NOW and NOW accounts of $65.4 million and certificates of deposits of $223.6 million for the six months ended June 30, 2002 from the corresponding period in 2001. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products and through additional deposits generated from the Company's de novo branching strategy.

Interest expense on borrowed funds for the six months ended June 30, 2002 increased $8.3 million, or 9.7%, to $94.0 million from $85.7 million for the corresponding 2001 period. The increase was primarily due to an increase in the average balance of borrowed funds of $775.9 million, or 25.8%, from $3.01 billion for the six months ended June 30, 2001 to $3.79 billion for the six months ended June 30, 2002. Offsetting the increase in average balance was an 73 basis point decrease in the average cost of borrowed funds from 5.69% for the six months ended June 30, 2001 to 4.96% for the corresponding period in 2002.

Net Interest Income

Net interest income before provision for loan losses was $134.5 million for the six months ended June 30, 2002, as compared to $105.1 million for the six months ended June 30, 2001, an increase of $29.4 million, or 28.0%. The increase in net interest income reflects the impact of the expanded interest rate spread and margin experienced for the six months ended June 30, 2002 as compared to the prior year six months. The net interest rate spread and margin for the six months ended June 30, 2002 was 2.75% and 2.99%, respectively, as compared to 2.32% and 2.73%, respectively, for the six months ended June 30, 2001.

Provision for Loan Losses

The Company had a provision for loan losses for the six months ended June 30, 2002 of $1.5 million as compared to $100,000 for the six months ended June 30, 2001. The provision for loan losses for the six months ended June 30, 2002 and 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, changes in the composition of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. During the six months ended June 30, 2002 the Company had net charge-offs of $115,000, or 0.00% of average loans. For the six months ended June 30, 2001 net charge-offs were $465,000, or 0.01% of average loans.

Non-Interest Income

Non-interest income increased $11.0 million, or 91.1%, from $12.0 million for the six months ended June 30, 2001 to $23.0 million for the six months ended June 30, 2002. The increase reflects an increase in fees and service charges of $2.7 million, or 48.8%, from $5.6 million the six months ended June 30, 2001 to $8.3 million for the six months ended June 30, 2002. The increase in fees and service charges reflects the continued success of the Bank's high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. Also contributing significantly to the increase in non-interest income was $10.2 million in income related to the delivery of 152 units in the Company's joint venture for the development of a residential community in Oyster Bay, New York. Partially offsetting these increases was a decrease of $1.6 million, or 96.1%, in net gains on securities from $1.7 million for the six months ended June 30, 2001 to $65,000 for the six months ended June 30, 2002. Also partially offsetting these increases was a decrease of $332,000, or 6.9%, in other non-interest income from $4.8 million for the six months ended June 30, 2001 to $4.4 million for the corresponding 2002 period.

Non-Interest Expense

Non-interest expense increased $10.1 million, or 27.2%, to $47.4 million for the six months ended June 30, 2002, as compared to $37.3 million for the same period in 2001. The increase in non-interest expense was attributable to an increase in general and administrative expenses, primarily relating to increases in compensation and benefits expenses and other non-interest expenses. Additionally, non-interest expense increased due to the incurrence of $1.1 million of expense for the six months ended June 30, 2002 relating to $63.0 million of Capital Securities issued in March of 2002.

General and administrative expenses for the six months ended June 30, 2002 increased $9.2 million, or 24.5%, to $46.4 million from $37.2 million for the six months ended June 30, 2001. The increase in general and administrative expenses was primarily due to the increase in compensation and employee benefit costs of $6.4 million, a $660,000 increase in occupancy and equipment expense and an increase in other non-interest expenses of $2.4 million. These increases were partially offset by a decrease in advertising and promotion expense of $266,000.

The increase in compensation and employee benefit expense was due to an increase in employee stock and performance-based benefit plan expenses, commission expenses paid on sales of alternative investment products and staffing additions related to de novo branch activities. The increase in occupancy and equipment expense primarily relates to the operation of the de novo branches opened in the fourth quarter of 2001 and first quarter 2002. The increase in other non-interest expenses was primarily due to an increase in professional fees, data processing fees and other operating expenses.

Income Taxes

The provision for income taxes increased $13.2 million, from $25.0 million recorded during the six months ended June 30, 2001 to $38.2 million recorded during the six months ended June 30, 2002. The increase was attributable to the increase in income before provision for income taxes and extraordinary item of $28.9 million in the current year six months as compared to the same prior year six months. Additionally, the Company recorded a $1.4 million tax benefit during the six months ended June 30, 2001 primarily related to T R Financial Corp.

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

Another source of funding for the Holding Company is dividend payments from the Bank. Dividends paid by the Bank have primarily been used to fund common stock repurchases, pay dividends on the Company's common stock and repay borrowings. The Bank's ability to pay dividends to the Holding Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. For the six months ended June 30, 2002, the Bank paid $7.2 million of dividends to the Holding Company.

The Company has debt ratings from three recognized credit rating firms. These ratings allow the Company to access the wholesale debt markets thereby providing the Company with additional means for meeting its funding requirements.

As of June 30, 2002, the Company had issued $75.0 million in unsecured senior notes at a rate of 7.50% and a maturity date of December 1, 2008. The Company used the net proceeds from the senior notes for general corporate purposes, including the repurchase of outstanding common stock and repayment or reduction of indebtedness. The costs associated with the issuance of the senior notes have been capitalized and are being amortized generally over the life of the borrowing. In addition, the Company has the ability to issue an additional $125.0 million in debt and other types of securities, with rates and terms to be determined, pursuant to the Company's $200.0 million shelf registration filed with the SEC during 2001.

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

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the six months ended June 30, 2002, the Bank originated $284.7 million of construction, multi-family and commercial real estate loans, as compared to $197.0 million in the comparable 2001 period. This increase reflects management's decision to de-emphasize its reliance on one- to four-family lending and capitalize on its higher margin lending operations. Originations of one- to four-family mortgage loans for the six months ended June 30, 2002 and 2001 were $59.1 million and $30.4 million, respectively. Also during the six months ended June 30, 2002 the Bank purchased securities available-for-sale totaling $3.22 billion as compared to $2.06 billion during the six months ended June 30, 2001. In addition to the aforementioned investing activities, the Company, during the six months ended June 30, 2002, disbursed $24.4 million of a $25.0 million total investment in a real estate joint venture for the development of a 177 unit residential community located in Mount Sinai, Suffolk County, New York.

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

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold and/or in short-term repurchase agreements. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements, FHLB advances and other borrowing facilities. At June 30, 2002 the Company had $3.97 billion in borrowed funds outstanding, as compared to $3.52 billion at December 31, 2001.

At June 30, 2002, the Company had outstanding loan commitments to advance $450.2 million of loans, which primarily consisted of commercial real estate and construction loans. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Also, in the normal course of business, the Company enters into commitments to purchase securities. As of June 30, 2002, the Company had no commitments outstanding to purchase debt or mortgage-backed securities.

Certificates of deposit that are scheduled to mature in one year or less at June 30, 2002 totaled $2.17 billion. Based upon prior experience and the Company's current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company's most liquid assets are cash and cash equivalents, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period. At June 30, 2002 and December 31, 2001, the Company had $87.4 million and $102.8 million, respectively, in cash and cash equivalents. Additionally, the Company had no short-term repurchase agreements outstanding at June 30, 2002 or December 31, 2001.

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

The Company has utilized the following strategies, among other things, to manage interest rate risk: (i) increasing low-cost core deposits through an expanded branch network and product offerings; (ii) focusing on higher margin business lines by expanding construction, commercial real estate, multi-family and consumer lending; and (iii) effectively utilizing borrowed funds and deposits to support asset growth while maintaining market spreads. Management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability.

Interest Rate Sensitivity Analysis - Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's, "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. At June 30, 2002, the Company's one-year gap position was positive 21.04%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets, which, consequently, may result in the yield of its interest-earning assets increasing at a rate faster than its cost of interest-bearing liabilities, as opposed to if the institution had a negative gap. Accordingly, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets re-pricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income. The Company's June 30, 2002 cumulative one-year gap position reflects the classification of available-for-sale securities within re-pricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If available-for-sale securities at June 30, 2002 were classified within the one-year maturity or re-pricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or re-pricing within the same period by $4.64 billion, representing a positive cumulative one-year gap position of 46.97%. Available-for-sale securities may or may not be sold, subject to management's discretion. Given the Company's existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its current gap position will have no material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, that are anticipated by the Company, based upon certain assumptions, to re-price or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which re-price or mature during a particular period was determined in accordance with the earlier of the term to re-price or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected re-pricing of assets and liabilities at June 30, 2002 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one-year period and subsequent annual time intervals. Prepayment assumptions ranging from 6% to 40% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 32% and 60% annually, dependent upon the security type, call features and pass-through rate. Money market accounts were assumed to decay at 7% per annum, savings accounts were assumed to decay at 4% per annum and Super NOW and NOW accounts were assumed to decay at 3% per annum. Prepayment and deposit decay rates (estimated deposit withdrawal activity) can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment or decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $771.8 million of callable securities at their estimated fair value and classified primarily based upon their respective call features and/or interest rates. Of such securities, $565.4 million have been classified, using callable features, in the "Up to One Year" category, $100.4 million have been classified, according to their contractual maturity date, in the "Four to Five Years" category and $106.0 million have been classified, according to their contractual maturity date, in the "Over Five Years" category. Also included in the Gap Table are $2.34 billion of callable borrowings, classified according to their maturity date, except for $750.0 million of such borrowings which have been classified according to their first call date, of which $550.0 million have been classified in the "One to Two Years" category and $200.0 million have been classified in the "Two to Three Years" category. If all callable borrowings at June 30, 2002 were classified according to their first call date, the Company's one-year gap position would have been positive 6.52%.

The Company's positive gap position at June 30, 2002 and December 31, 2001 of 21.04% and 15.33%, respectively, primarily reflects the effect of prepayment activity during 2001 and the first half of 2002 in the mortgage-backed securities and real estate loan portfolios, increased investment in shorter-term multi-family/construction loans, as well as management's decision to extend the maturities of the Company's borrowings. The decision to extend the maturities of the Company's borrowings was primarily based upon management's expectations regarding the current and future interest rate environments.

                                                                                 At June 30, 2002
                                   -------------------------------------------------------------------------------------------------
                                                    One           Two          Three           Four           Over
                                      Up to        to Two      to Three       To Four         to Five         Five
                                    One Year       Years         Years         Years           Years          Years          Total
                                   ----------   -----------   ----------    ----------      -----------   ------------    ----------
                                                                        (Dollars in thousands)
Interest-earning assets (1):
  Federal funds sold              $    4,600    $        -    $        -    $        -      $        -    $         -     $    4,600
  Debt and equity
   securities, net (2)               909,793        37,502         9,283         2,228           1,093        394,187      1,354,086
  Mortgage-backed and
   mortgage related
   securities, net (2)             2,649,281     1,070,288       522,892       258,605         129,502        138,714      4,769,282
  Real estate loans,
   net (3) (4)                     1,300,754       591,901       385,747       240,279         305,246        247,906      3,071,833
  Consumer  and other loans,
   net (3) (4)                       231,166         8,047         8,101         7,121           5,607         29,040        289,082
                                  ----------    ----------    ----------    ----------      ----------    -----------     ----------
   Total interest-earning
    assets                         5,095,594     1,707,738       926,033       508,233         441,448        809,847      9,488,883
                                  ----------    ----------    ----------    ----------      ----------    -----------     ----------
Interest-bearing liabilities:
  Money market accounts               38,136        29,027        23,043        19,048          16,328        383,015        508,597
  Savings accounts                    35,557        34,149        32,802        31,515          30,286        830,783        995,092
  Super NOW and NOW accounts           8,561         8,305         8,055         7,814           7,579        245,067        285,381
  Certificates of deposit          2,169,784       449,532       184,873        62,890         244,822         35,516      3,147,417
  Borrowed funds                     700,857       705,000       625,000       600,000               -      1,335,478      3,966,335
  Capital securities                  63,000             -             -             -               -              -         63,000
                                  ----------    ----------    ----------    ----------      ----------    -----------     ----------
   Total interest-bearing
    liabilities                    3,015,895     1,226,013       873,773       721,267         299,015      2,829,859      8,965,822
                                  ----------    ----------    ----------    ----------      ----------    -----------     ----------
  Interest sensitivity
   gap (5)                        $2,079,699    $  481,725    $   52,250    $ (213,034)     $  142,433    $(2,020,012)    $  523,061
                                  ==========    ==========    ==========    ==========      ==========    ===========     ==========
  Cumulative interest
   sensitivity gap                $2,079,699    $2,561,424    $2,613,674    $2,400,640      $2,543,073    $   523,061
                                  ==========    ==========    ==========    ==========      ==========    ===========
  Cumulative interest
   sensitivity gap as a
   percentage of total assets          21.04%        25.91%        26.44%       24.28%           25.72%          5.29%
  Cumulative net interest-
   earning assets as a
   percentage of cumulative
   interest- bearing liabilities      168.96%       160.38%       151.09%      141.13%          141.45%        105.83%

(1) Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or re-priced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.
(2) Debt, equity and mortgage-backed and mortgage related securities, net, are shown at their respective carrying values. Included in debt and equity securities, net, is $94.9 million of Federal Home Loan Bank stock.
(3) For the purpose of the gap analysis, the allowance for loan losses and non-accrual loans have been excluded.
(4)  Loans held-for-sale are included in the "Up to One Year" category.
(5) The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 21, 2002, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three-year terms of office each and the ratification of the Board of Directors' appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                           Number of Votes
                                       Number of Votes For    Withheld
                                       ------------------- ---------------

1.   Election of Directors:
              John R. Bransfield, Jr.  66,218,110             516,114
              Thomas A. Doherty        66,200,902             533,322
              Maureen E. Clancy        66,109,480             624,744
              Victor C. McCuaig        66,055,113             679,111

     The Directors whose terms continued and the years their terms expire are as follows:

     Continuing Directors:               Year Term Expires
                                         -----------------
              Thomas J. Calabrese, Jr.        2003
              Spiros J. Voutsinas             2003
              Leonard Genovese                2003
              Dr. Edwin W. Martin, Jr.        2003
              Richard C. Webel                2003
              Joseph L. Mancino               2004
              John M. Tsimbinos               2004
              James E. Swiggett               2004


                                                                                            Number of           Number of
                                                                        Number of             Votes               Votes
                                                                        Votes For            Against            Abstaining
                                                                      --------------     ----------------    -----------------
2.      Ratification of appointment of KPMG LLP as independent
        auditors of the Company for the fiscal year ending December
        31, 2002                                                       65,269,366           1,315,154            149,704

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits
        3.1   Certificate of Incorporation of Roslyn Bancorp, Inc. (1)
        3.2 Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)
        3.3   Third Amended and Restated Bylaws of Roslyn Bancorp, Inc. (3)
        4.1 Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)
        4.2   Form of Senior Indenture (5)
        4.3   Form of Subordinated Indenture (5)
        11.0  Statement Re: Computation of Per Share Earnings
        99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
        99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

        (b)   Reports on Form 8-K

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

                              ROSLYN BANCORP, INC.
                              (Registrant)

Date: July 31, 2002           By: /s/ Joseph L. Mancino
                              -----------------------------------------
                                      Joseph L. Mancino
                                      Vice Chairman of the Board, President and
                                      Chief Executive Officer



Date: July 31, 2002           By: /s/ Michael P. Puorro
                              -----------------------------------------
                                      Michael P. Puorro
                                      Treasurer and Chief Financial Officer