Form 10-Q
period 2002-09-30
ROSLYN BANCORP INC
filed 2002-10-31
CIK 1020828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-28886

ROSLYN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3333218

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753-8905

(Address of Principal Executive Offices)	(Zip Code)

(516) 942-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 28, 2002

$.01 Par Value	82,952,698

FORM 10-Q

ROSLYN BANCORP, INC.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This report, as well as other written communications made from time to time by Roslyn Bancorp, Inc. and its subsidiaries (the Company), including, without limitation, the Company’s 2001 Annual Report to Stockholders, and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; resolution of non-performing assets; results of operations from real estate joint ventures; current and future capital management programs; non-interest income, including fees from services and product sales; tangible capital generation; market share; expenses; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, retail banking revenues, revenues from sales of non-deposit investment products, origination levels in the Company’s mortgage lending businesses and real estate joint venture activities; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or other legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents:
Cash and cash items	$11,062	$10,815
Due from banks	64,744	64,810
Money market investments	14,800	27,200

Total cash and cash equivalent	90,606	102,825
Debt and equity securities available-for-sale, net (securities pledged of $117,942 and $114,426 at September 30, 2002 and December 31, 2001, respectively)	1,319,299	1,004,728
Mortgage-backed and mortgage related securities available-for-sale, net (securities pledged of $3,138,881 and $1,754,733 at September 30, 2002 and December 31, 2001, respectively)	5,620,287	3,560,854

Total securities available-for-sale, net	6,939,586	4,565,582
Federal Home Loan Bank of New York stock, at cost	119,890	109,870
Loans held-for-sale	7,156	9,364
Loans receivable held for investment, net:
Real estate loans, net	3,043,572	3,412,148
Consumer and other loans, net	293,374	285,012

Total loans receivable held for investment, net	3,336,946	3,697,160
Allowance for loan losses	(42,710)	(40,634)

Total loans receivable held for investment, net of allowance for loan losses	3,294,236	3,656,526
Banking house and equipment, net	37,125	32,589
Accrued interest receivable	61,178	50,550
Deferred tax asset, net	4,211	40,213
Intangible assets	891	986
Other assets	201,628	168,275

Total assets	$10,756,507	$8,736,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings accounts	$1,085,021	$920,507
Certificates of deposit	3,092,844	2,756,737
Money market accounts	718,569	371,007
Interest-bearing demand deposit accounts	297,809	256,145
Demand deposit accounts	206,258	182,371

Total deposits	5,400,501	4,486,767
Official checks outstanding	27,054	40,349
Borrowed funds:
Reverse-repurchase agreements	2,847,398	1,757,489
Senior notes	75,000	75,000
Other borrowings	1,607,803	1,687,806

Total borrowed funds	4,530,201	3,520,295
Accrued interest and dividends	30,866	27,475
Mortgagors’ escrow and security deposits	34,335	30,615
Accrued taxes payable	15,505	21,837
Accrued expenses and other liabilities	40,103	40,474

Total liabilities	10,078,565	8,167,812

Guaranteed preferred beneficial interest in junior subordinated debentures	63,000	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,811,472 shares issued; 83,482,698 and 87,116,397 shares outstanding at September 30, 2002 and December 31, 2001, respectively	1,188	1,188
Additional paid-in-capital	508,762	507,413
Retained earnings—partially restricted	655,178	592,865
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale, net of tax	24,402	(26,573)
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(43,492)	(44,838)
Unearned common stock held by Stock-Based Incentive Plan (SBIP)	(4,128)	(9,132)
Common stock held by Supplemental Executive Retirement Plan and Trust (SERP), at cost (626,142 and 553,080 shares at September 30, 2002 and December 31, 2001, respectively)	(6,230)	(4,535)
Treasury stock, at cost (35,328,774 and 31,695,075 shares at September 30, 2002 and December 31, 2001, respectively)	(520,738)	(447,420)

Total stockholders’ equity	614,942	568,968

Total liabilities and stockholders’ equity	$10,756,507	$8,736,780

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Federal funds sold and short-term deposits	$326	$412	$1,123	$1,270
Debt and equity securities	22,696	18,131	69,648	60,171
Mortgage-backed and mortgage related securities	73,045	53,367	196,813	140,959
Real estate loans	53,132	66,227	165,593	207,328
Consumer and other loans	3,951	5,328	12,418	16,826

Total interest income	153,150	143,465	445,595	426,554

Interest expense:
Deposits	33,802	43,016	97,781	135,367
Borrowed funds	50,076	43,606	144,040	129,281

Total interest expense	83,878	86,622	241,821	264,648

Net interest income before provision for loan losses	69,272	56,843	203,774	161,906
Provision for loan losses	750	250	2,250	350

Net interest income after provision for loan losses	68,522	56,593	201,524	161,556

Non-interest income:
Fees and service charges	4,167	2,928	12,431	8,480
Net gains on securities	52	2,051	117	3,738
Income from bank owned life insurance	1,813	1,971	5,667	5,739
Joint venture income	3,661	1,274	13,858	1,274
Other non-interest income	496	553	1,091	1,566

Total non-interest income	10,189	8,777	33,164	20,797

Non-interest expense:
General and administrative expenses:
Compensation and employee benefits	13,669	12,782	41,448	34,195
Occupancy and equipment	3,280	2,672	9,642	8,374
Deposit insurance premiums	225	213	646	626
Advertising and promotion	983	876	2,724	2,883
Other non-interest expenses	3,710	3,509	13,792	11,218

Total general and administrative expenses	21,867	20,052	68,252	57,296
Amortization of intangible assets	32	31	95	94
Real estate operations, net	8	3	(75)	(16)
Capital securities costs	954	—	2,021	—

Total non-interest expense	22,861	20,086	70,293	57,374

Income before provision for income taxes and extraordinary item	55,850	45,284	164,395	124,979
Provision for income taxes	19,858	14,898	58,078	39,862

Income before extraordinary item	35,992	30,386	106,317	85,117
Extraordinary item, net of tax—prepayment penalty on debt extinguishments	—	(1,892)	—	(4,311)

Net income	$35,992	$28,494	$106,317	$80,806

Basic earnings per share:
Income before extraordinary item	$0.46	$0.35	$1.34	$0.98
Extraordinary item, net of tax	—	(0.02)	—	(0.05)

Net income per share	$0.46	$0.33	$1.34	$0.93

Diluted earnings per share:
Income before extraordinary item	$0.45	$0.35	$1.31	$0.97
Extraordinary item, net of tax	—	(0.02)	—	(0.05)

Net income per share	$0.45	$0.33	$1.31	$0.92

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common stock	Additional paid-in- capital	Retained earnings- partially restricted	Accumulated other comprehensive (loss) income	Unallocated common stock held by ESOP	Unearned common stock held by SBIP	Common stock held by SERP, at cost	Treasury stock, at cost	Total stockholders’ equity
Balance at December 31, 2001	$1,188	$507,413	$592,865	$(26,573)	$(44,838)	$(9,132)	$(4,535)	$(447,420)	$568,968
Comprehensive income:
Net income			106,317						106,317
Other comprehensive income, net of tax:
Net unrealized gain on securities, net of reclassification adjustment(1)(2)				50,975					50,975

Total comprehensive income									157,292

Exercise of stock options and related tax benefit			(12,881)						(12,881)
Allocation of ESOP stock		1,349			1,346				2,695
Amortization of SBIP stock awards			26			5,004			5,030
Cash dividends declared on common stock			(31,149)						(31,149)
Common stock acquired, at cost							(1,695)	(73,318)	(75,013)

Balance at September 30, 2002	$1,188	$508,762	$655,178	$24,402	$(43,492)	$(4,128)	$(6,230)	$(520,738)	$614,942

(1)	Disclosure of reclassification amount, net of tax, for the nine months ended September 30, 2002:

Net unrealized appreciation arising during the period, net of tax	$51,043
Less: Reclassification adjustment for net gains included in net income, net of tax	68

Net unrealized gain on securities, net of tax	$50,975

(2)	The net deferred tax expense relating to the net unrealized appreciation arising during the nine months ended September 30, 2002 was $36.5 million.

Disclosure of total comprehensive income for the nine months ended September 30, 2001:

Net income for the nine months ended September 30, 2001	$80,806
Other comprehensive income, net of tax:
Net unrealized gains on securities, net of reclassification adjustment	56,869

Total comprehensive income for the nine months ended September 30, 2001	$137,675

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$106,317	$80,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,250	350
Amortization of intangible assets	95	94
Depreciation and amortization	2,914	2,432
Accretion of discounts greater than amortization of premiums	(27,469)	(15,455)
ESOP and SBIP expense, net	7,725	6,459
Originations of loans held-for-sale, net of sales	2,812	(1,246)
Net gains on sales of loans	(604)	(491)
Net gains on securities	(117)	(3,738)
Net gains on sales of real estate owned	(93)	(40)
Net gains on sales of fixed assets	(6)	(35)
Income from bank owned life insurance	(5,667)	(5,739)
Income taxes deferred and tax benefits attributable to stock plans	7,525	1,978
Changes in assets and liabilities:
Increase in accrued interest receivable	(10,628)	(9,357)
Increase in other assets	(22,948)	(4,668)
(Decrease) increase in official checks outstanding	(13,295)	9,818
Increase (decrease) in accrued interest and dividends	3,391	(982)
Decrease in accrued taxes payable	(6,332)	(4,594)
Decrease in accrued expenses and other liabilities	(371)	(2,765)
Net decrease (increase) in deferred costs and fees	1,719	(891)
Increase in other, net	—	24

Net cash provided by operating activities	47,218	51,960

Cash flows from investing activities:
Net purchase of Federal Home Loan Bank stock	(10,020)	(33,774)
Proceeds from sales and repayments of securities available-for-sale	3,327,514	2,550,227
Purchases of securities available-for-sale	(5,586,955)	(3,532,552)
Loan repayments, net of originations and purchases	357,573	241,041
Investment in real estate joint venture	(25,000)	—
Principal repayments on real estate joint venture	21,071	3,929
Purchases of banking house and equipment, net	(7,444)	(4,009)
Proceeds from sales of real estate owned	697	435

Net cash used in investing activities	(1,922,564)	(774,703)

Cash flows from financing activities:
Increase in demand deposit, money market and savings accounts	577,627	223,473
Increase in certificates of deposit	336,107	99,467
Increase in short-term reverse-repurchase agreements and other borrowings	299,610	103,670
Increase in long-term reverse-repurchase agreements and other borrowings	710,296	370,258
Net proceeds from issuance of guaranteed preferred beneficial interest in junior subordinated debentures	62,335	—
Increase in mortgagors’ escrow and security deposits	3,720	6,039
Net cash used in exercise of stock options	(20,406)	(5,455)
Cash dividends paid on common stock	(31,149)	(29,950)
Cost to repurchase treasury stock	(73,318)	(55,726)
Cost to repurchase SERP stock	(1,695)	—

Net cash provided by financing activities	1,863,127	711,776

Net decrease in cash and cash equivalents	(12,219)	(10,967)
Cash and cash equivalents at beginning of period	102,825	82,949

Cash and cash equivalents at end of period	$90,606	$71,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$238,430	$265,630

Income taxes	$56,754	$32,779

Non-cash investing activities:
Additions to real estate owned	$748	$464

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (on a stand alone basis, the Holding Company) and with its wholly-owned subsidiaries (collectively, the Company). Roslyn Bancorp, Inc. is the holding company for The Roslyn Savings Bank and its subsidiaries (collectively, the Bank).

When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are the only adjustments made to the consolidated financial statements contained herein. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and FASB Interpretation No. 9, “Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.” This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS No. 147 are effective October 1, 2002. There was no material impact on the Company’s consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 147.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion

(APB) No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early application of SFAS No. 145 is encouraged. There will be no material impact on the Company’s consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 145.

In October 2001, the FASB issued SFAS No. 144, which replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no material impact on the Company’s consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 144 on January 1, 2002.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that other intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. Amortizing intangible assets must also be reviewed for impairment. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity’s fiscal year. As a result of the Company’s adoption of SFAS No. 142 on January 1, 2002, other amortizing intangible assets (consisting of deposit intangibles) is presented in the accompanying consolidated statements of financial condition and consolidated statements of income as “Intangible Assets.” There was no material impact on the Company’s consolidated statements of financial condition or consolidated statements of income upon adoption of SFAS No. 142.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement replaced SFAS No. 125. SFAS No. 140 became effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, which disclosures have been incorporated into the Company’s consolidated financial statements. The implementation of the remaining provisions on January 1, 2002 had no material impact on the Company’s financial condition or results of operations.

3.    RECENT DEVELOPMENTS

On August 13, 2002, the Company announced that the Company’s Board of Directors declared a quarterly dividend of $0.135 per common share. The dividend was paid on September 12, 2002 to shareholders of record as of August 30, 2002.

4.    DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, at September 30, 2002 and December 31, 2001:

	September 30, 2002		December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale:
Debt securities, net:
United States Government—direct and guaranteed, net	$—	$—	$1,000	$1,020
United States Government agencies, net	647,882	653,085	355,255	349,725
State, county and municipal	4,476	5,214	4,470	4,950
Other	1,000	1,000	—	—

Total debt securities, net	653,358	659,299	360,725	355,695

Equity securities, net:
Preferred and common stock	128,707	120,166	135,998	120,153
Trust preferreds, net	529,279	527,793	533,823	514,813
Other	14,552	12,041	14,556	14,067

Total equity securities, net	672,538	660,000	684,377	649,033

Total debt and equity securities, net	1,325,896	1,319,299	1,045,102	1,004,728

Mortgage-backed and mortgage related securities, net:
GNMA pass-through securities, net	248,135	258,867	368,449	376,295
FNMA pass-through securities, net	40,108	42,200	57,274	58,948
FHLMC pass-through securities, net	75,811	80,863	353,911	359,212
GNMA adjustable-rate mortgage pass-through securities, net	87,353	89,180	126,703	128,180
Whole loan private collateralized mortgage obligations, net	703,345	708,202	1,065,924	1,067,003
Agency collateralized mortgage obligations, net	4,417,509	4,440,975	1,593,767	1,571,216

Total mortgage-backed and mortgage related securities, net	5,572,261	5,620,287	3,566,028	3,560,854

Total securities available-for-sale, net	$6,898,157	$6,939,586	$4,611,130	$4,565,582

5.    LOANS RECEIVABLE, NET

Loans receivable, net, at September 30, 2002 and December 31, 2001 consists of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Loans held-for-sale:
One- to four-family loans	$6,676	$8,590
Student loans	480	774

Total loans held-for-sale	$7,156	$9,364

Loans receivable held for investment, net:
Real estate loans:
One- to four-family	$1,579,745	$2,281,477
Multi-family	272,120	173,780
Commercial	746,647	629,663
Construction and development	433,375	312,630

Total real estate loans	3,031,887	3,397,550
Net unamortized discount and deferred income	(612)	(1,081)
Net deferred loan origination costs	12,297	15,679

Total real estate loans, net	3,043,572	3,412,148
Consumer and other loans, net:
Consumer and other	87,124	67,587
Home equity and second mortgage	196,244	175,192
Automobile leases	8,129	40,481

Total consumer and other loans	291,497	283,260
Net deferred loan origination costs	1,877	1,752

Total consumer and other loans, net	293,374	285,012

Total loans receivable held for investment, net	3,336,946	3,697,160
Allowance for loan losses	(42,710)	(40,634)

Total loans receivable held for investment, net of allowance for loan losses	$3,294,236	$3,656,526

6.    ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned, net, at the dates indicated. It is the Company’s policy generally to discontinue accruing interest on all loans that are more than 90 days past due, or when in the opinion of management such suspension is otherwise warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest outstanding is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Company has reasonable assurance that the loan will be fully collectible.

	At September 30, 2002	At December 31, 2001
	(In thousands)
Non-accrual loans:
One- to four-family	$5,371	$6,353
Commercial real estate	33,658	33,128
Home equity	279	111
Consumer and other	57	49

Total non-accrual loans	39,365	39,641
Loans contractually past due 90 days or more and still accruing(1)	4,533	5,865

Total non-performing loans	43,898	45,506
Real estate owned	622	478

Total non-performing assets	$44,520	$45,984

Allowance for loan losses as a percent of loans(2)	1.28%	1.10%
Allowance for loan losses as a percent of total non-performing loans	97.29%	89.29%
Total non-performing loans as a percent of loans (2)	1.32%	1.23%
Total non-performing assets as a percent of total assets	0.41%	0.53%

(1)	Amounts shown are comprised of U.S. Government guaranteed one- to four-family loans.
(2)	Loans consist of loans receivable held for investment, net, excluding the allowance for loan losses.

Management assesses the level and adequacy of the allowance for loan losses based on an evaluation of known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.

Non-accrual loans at September 30, 2002 includes two large commercial credits added to non-accrual status during the fourth quarter 2001. The first commercial credit consists of loans totaling $13.3 million secured by four commercial properties in the New York Metropolitan area. The Bank has secured agreements with the debtor, the debtor’s other creditors and all other necessary parties to permit the sale of the various collateral properties and repayment of the loans. Pursuant to such agreements, contracts have been executed for the sale of three of the four collateral properties, with execution of an agreement for the sale of the fourth property expected during the fourth quarter of 2002. The three executed contracts of sale, which are subject to standard contingencies, all provide for closing dates prior to December 31, 2002 and further provide for full repayment of all principal and interest due under the loans, as well as all attorneys’ fees and other costs related to the collection of the debt. Management expects the fourth contract for sale to contain substantially similar provisions.

With respect to the second previously announced credit, a $19.0 million loan secured by two assisted living facilities in the New York Metropolitan area, the Bank, the borrowers’ other creditors and the chapter 11 debtors are pursuing a strategy that calls for the sale of the properties securing the Bank’s loan. The court-appointed receiver has continued to operate the facilities since the commencement of the borrowers’ bankruptcy filing and, in accordance with an order of the Bankruptcy Court, has begun to make monthly payments to the Bank out of the facilities’ excess cash flow. Notwithstanding the facilities’ high value initially determined by independent appraisers, the softened market for assisted living facilities may result in the Bank recovering less than the full principal amount owed under its loan. The Bank continues to work towards an expedited sale of the facilities, even if such a strategy may result in lower sale proceeds than may be available following an extended sales effort. The Bank believes that it is more prudent to pursue a prompt resolution in order to reduce, to the extent possible, potential risks of future uncertainties and to restore the loan proceeds to productive use. No additional provision for loan loss relating to this commercial credit currently is expected.

7.    INTANGIBLE ASSETS

The following table sets forth information regarding intangible assets at September 30, 2002 and December 31, 2001:

	At September 30, 2002	At December 31, 2001
	( In thousands)
Deposit intangibles:
Gross carrying amount	$1,259	$1,259
Accumulated amortization	(368)	(273)

Carrying amount, net	$891	$986

The following table sets forth the anticipated amortization expense, as of September 30, 2002, for the periods indicated:

Amount
(In thousands)
Deposit intangibles:
Estimated amortization expense for the years ended:
December 31, 2003	$126
December 31, 2004	126
December 31, 2005	126
December 31, 2006	126
December 31, 2007	126

The weighted average amortization period for the deposit intangibles is 10 years. The Company incurred amortization expense of $95,000 for the nine months ended September 30, 2002 related to deposit intangibles.

8.    GUARANTEED PREFERRED BENEFICAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interest in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032 at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At September 30, 2002, the distribution rate was 5.88%. As of October 1, 2002, such rate adjusted to 5.36%. Distributions on the Capital Securities are payable semi-annually on April 1 and October 1 of each year beginning October 1, 2002 and are reported in the accompanying consolidated statements of income as a component of non-interest expense under the caption “Capital securities costs.”

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

The proceeds from the issuance of the Capital Securities were used for general corporate purposes, including, among other things, the repurchase of the Company’s common stock and the repayment of borrowed funds. The costs associated with the Capital Securities issuance have been capitalized. The amortization expense relating to such capitalized cost were $7,000 and $15,000 for the three and nine months ended September 30, 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Roslyn Bancorp, Inc. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Roslyn Bancorp, Inc. is The Roslyn Savings Bank, a New York State chartered stock savings bank, and its subsidiaries (collectively, the Bank). While the following discussion of financial condition and results of operations includes the collective results of Roslyn Bancorp, Inc. (on a stand alone basis, the Holding Company) and with its subsidiaries (collectively, the Company), this discussion principally reflects the Bank’s activities.

Critical Accounting Policies

The Company identified the accounting policies below as critical to the Company’s operations and understanding of the Company’s results of operations. Certain accounting policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company’s consolidated financial statements to critical accounting policies and the use of judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

Allowance for Loan Losses—The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based on, among other things, unanticipated changes in economic conditions, particularly in the New York Metropolitan area.

In evaluating the portfolio, management takes into consideration numerous factors such as the Company’s loan growth, prior loss experience, present and potential risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the Company’s independent loan review function, the present financial condition of borrowers, current economic conditions and other portfolio risk characteristics. The Company’s formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or when otherwise deemed necessary, and primarily encompass multi-family, commercial real estate and construction and development loans. The result of these analyses is the allocation of the overall allowance to specific allowances for individual loans considered impaired and non-impaired.

The loan pool analyses are performed on the balance of the Company’s loan portfolio, primarily consisting of one- to four-family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgage loans; residential construction loans; commercial construction loans, etc. For each such defined pool there is a set of sub-pools based upon delinquency status, including: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter two sub-pools are considered to be “classified” by the Company). For each sub-pool, the Company has developed a range of allowances necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

The Company’s overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company’s lending areas. Management continues to believe that the Company’s allowance for loan losses at September 30, 2002 is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Employee Benefit Plans—The Company provides a range of benefits to its employees and retired employees, including pensions and post-retirement health care and life insurance benefits. The Company records annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America (GAAP), which include various actuarial assumptions, such as discount rates, assumed rates of return, assumed rates of compensation increases, turnover rates and health care cost trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based upon the advice of its actuaries.

Stock-Based Compensation—In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company adheres to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans and discloses in the footnotes to the annual consolidated financial statements pro forma net income and earnings per share information as if the fair value based method had been adopted. No stock-based employee compensation expense is reflected in the accompanying consolidated statements of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Investment in Debt and Equity Securities—Certain of the Company’s fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of these available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. The Company calculates the fair value of these securities based upon assumptions established through the use of pricing models and discounted cash flows of similar outstanding securities.

Income Taxes—The Company has established reserves for possible payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management has made certain assumptions and judgments concerning the eventual outcome of these items. The Company continually reviews those assumptions and judgments to reflect any changes that may have arisen concerning these items.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total Assets

Total assets at September 30, 2002 were $10.76 billion, an increase of $2.02 billion, or 23.1%, from $8.74 billion at December 31, 2001. This increase primarily was due to increases in the mortgage-backed and mortgage related securities portfolio and the debt and equity securities portfolio, partially offset by a decrease in total loans receivable held for investment, net. Mortgage-backed and mortgage related securities increased $2.06 billion, or 57.8%, from $3.56 billion at December 31, 2001 to $5.62 billion at September 30, 2002. Debt and equity securities, net, increased $314.6 million, or 31.3%, to $1.32 billion at September 30, 2002, as compared to $1.00 billion at December 31, 2001. These increases in the securities portfolios were primarily due to management’s strategy of deploying proceeds from increased deposits, borrowings and principal repayments on loans and securities into mortgage-backed and mortgage related securities and debt and equity securities. Total loans receivable held for investment, net, decreased $360.2 million, or 9.7%, to $3.34 billion at September 30, 2002, as compared to $3.70 billion at December 31, 2001. The decrease in total loans receivable held for investment, net, is primarily due to principal repayments of $966.3 million, which were partially offset by loan originations of $606.1 million for the nine months ended September 30, 2002.

Total Liabilities

Total liabilities at September 30, 2002 were $10.08 billion, an increase of $1.91 billion, or 23.4%, from $8.17 billion at December 31, 2001. The increase in total liabilities principally was due to an increase in total deposits and borrowed funds. Total deposits increased $913.7 million, or 20.4.%, from $4.49 billion at December 31, 2001 to $5.40 billion at September 30, 2002. The increase in total deposits reflects the Bank’s continued emphasis on attracting core deposits through new product offerings, competitive pricing and the addition of de novo branches. Core deposits increased $577.6 million, or 33.4%, from $1.73 billion at December 31, 2001 to $2.31 billion at September 30, 2002. Additionally, certificates of deposit increased $336.1 million, or 12.2%, from $2.76 billion at December 31, 2001 to $3.09 billion at September 30, 2002. The increase in certificates of deposits partially reflects the acquisition of $75.1 million of brokered deposits during the first quarter of 2002. Borrowed funds increased $1.01 billion, or 28.7%, from $3.52 billion at December 31, 2001 to $4.53 billion at September 30, 2002. The Company utilizes borrowings, primarily in the form of reverse-repurchase agreements and Federal Home Loan Bank (FHLB) borrowings, to fund asset growth.

Capital Securities

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interest in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At September 30, 2002, the distribution rate was 5.88%. As of October 1, 2002, such rate adjusted to 5.36%. See Note 8 to Notes to Consolidated Financial Statements included herein.

Stockholders’ Equity

Stockholders’ equity increased $45.9 million, or 8.1%, to $614.9 million at September 30, 2002 from $569.0 million at December 31, 2001. The increase was due to net income for the nine months ended September 30, 2002 of $106.3 million, the amortization of unallocated and unearned shares of common stock held by the Company’s stock-related benefit plans of $7.7 million and an increase of $51.0 million in the net unrealized gains on securities available-for-sale from December 31, 2001. Items that offset these increases were dividends paid of $31.1 million, the $12.9 million effect of stock options exercised for the nine months ended September 30, 2002 and the purchase of $73.3 million of treasury stock (3,633,699 shares) and $1.7 million of SERP stock (73,062 shares) for the nine months ended September 30, 2002.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding the Company’s consolidated average statements of financial condition and the Company’s average yields on interest-earning assets and average costs of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of interest-earning assets or interest-bearing liabilities, respectively. Average balances are derived from average daily balances and include non-performing assets. The yields and costs include fees that are considered adjustments to yields and costs.

	For the Three Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Federal funds sold and short-term deposits	$78,488	$326	1.66%	$47,182	$412	3.49%
Debt and equity securities, net	1,374,913	22,696	6.60	900,958	18,131	8.05
Mortgage-backed and mortgage related securities, net	4,938,321	73,045	5.92	3,322,835	53,367	6.42
Real estate loans, net	3,044,484	53,132	6.98	3,532,998	66,227	7.50
Consumer and other loans, net	297,844	3,951	5.31	305,057	5,328	6.99

Total interest-earning assets	9,734,050	153,150	6.29	8,109,030	143,465	7.08

Non-interest-earning assets(1)	395,490			269,530

Total assets	$10,129,540			$8,378,560

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$590,480	3,224	2.18	$362,969	2,844	3.13
Savings accounts	1,051,108	2,904	1.11	901,059	3,867	1.72
Super NOW and NOW accounts	287,344	484	0.67	222,986	804	1.44
Certificates of deposit	3,132,008	27,190	3.47	2,745,121	35,501	5.17

Total interest-bearing deposits	5,060,940	33,802	2.67	4,232,135	43,016	4.07
Borrowed funds	4,103,935	50,076	4.88	3,275,764	43,606	5.32

Total interest-bearing liabilities	9,164,875	83,878	3.66	7,507,899	86,622	4.61

Non-interest-bearing liabilities	367,926			260,200

Total liabilities	9,532,801			7,768,099
Stockholders’ equity	596,739			610,461

Total liabilities and stockholders’ equity	$10,129,540			$8,378,560

Net interest income/interest rate spread(2)		$69,272	2.63%		$56,843	2.47%

Net interest margin(2)			2.85%			2.80%

Ratio of interest-earning assets to interest-bearing liabilities			106.21%			108.01%

1)
Included in non-interest-earning assets for the three months ended September 30, 2002 and 2001 is Bank Owned Life Insurance (BOLI) with an average balance of $116.9 million and $109.2 million, respectively, and associated income of $1.8 million and $2.0 million, respectively.

2)
On a tax equivalent basis, inclusive of reclassifying the BOLI asset, the net interest rate spread and the net interest margin for the three months ended September 30, 2002 and 2001 would be 2.78% and 3.04%, and 2.69% and 3.08%, respectively.

	For the Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Federal funds sold and short-term deposits	$90,500	$1,123	1.65%	$39,565	$1,270	4.28%
Debt and equity securities, net	1,322,457	69,648	7.02	989,107	60,171	8.11
Mortgage-backed and mortgage related securities, net	4,389,415	196,813	5.98	2,857,446	140,959	6.58
Real estate loans, net	3,146,692	165,593	7.02	3,662,104	207,328	7.55
Consumer and other loans, net	303,963	12,418	5.45	295,593	16,826	7.59

Total interest-earning assets	9,253,027	445,595	6.42	7,843,815	426,554	7.25

Non-interest-earning assets(1)	351,595			249,412

Total assets	$9,604,622			$8,093,227

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$492,018	7,468	2.02	$302,856	8,072	3.55
Savings accounts	1,011,234	8,328	1.10	884,727	11,617	1.75
Super NOW and NOW accounts	275,594	1,371	0.66	210,530	2,428	1.54
Certificates of deposit	3,011,778	80,614	3.57	2,733,149	113,250	5.52

Total interest-bearing deposits	4,790,624	97,781	2.72	4,131,262	135,367	4.37
Borrowed funds	3,893,303	144,040	4.93	3,099,771	129,281	5.56

Total interest-bearing liabilities	8,683,927	241,821	3.71	7,231,033	264,648	4.88

Non-interest-bearing liabilities	345,942			255,157

Total liabilities	9,029,869			7,486,190
Stockholders’ equity	574,753			607,037

Total liabilities and stockholders’ equity	$9,604,622			$8,093,227

Net interest income/interest rate spread(2)		$203,774	2.71%		$161,906	2.37%

Net interest margin(2)			2.94%			2.75%

Ratio of interest-earning assets to interest-bearing liabilities			106.55%			108.47%

1)
Included in non-interest-earning assets for the nine months ended September 30, 2002 and 2001 is BOLI with an average balance of $115.1 million and $107.3 million, respectively, and associated income of $5.7 million for each period.

2)
On a tax equivalent basis, inclusive of reclassifying the BOLI asset, the net interest rate spread and the net interest margin for the nine months ended September 30, 2002 and 2001 would be 2.88% and 3.15%, and 2.59% and 3.03%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

Overview

The Company reported net income of $36.0 million, or basic earnings per share of $0.46 and diluted earnings per share of $0.45, for the quarter ended September 30, 2002, compared to $28.5 million, or basic and diluted earnings per share of $0.33, for the comparable prior year period.

Interest Income

Interest income for the quarter ended September 30, 2002 increased $9.7 million, or 6.8%, to $153.2 million from $143.5 million for the quarter ended September 30, 2001. This increase was primarily the result of an increase in average interest-earning assets of $1.62 billion, or 20.0%, to $9.73 billion for the quarter ended September 30, 2002 from $8.11 billion in the comparable quarter of 2001. This increase in average balance was partially offset by a decrease in the average yield on total interest-earning assets from 7.08% for the quarter ended September 30, 2001 to 6.29% for the 2002 comparable quarter. The increase in average interest-earning assets from the September 30, 2001 period was attributable to a $1.62 billion increase in the average balance of mortgage-backed and mortgage related securities, net, and an increase in the average balance of debt and equity securities, net, of $474.0 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $488.5 million and a decrease in the average balance of consumer and other loans, net, of $7.3 million from the September 30, 2001 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $19.6 million, or 36.9%, to $73.0 million for the three months ended September 30, 2002 from $53.4 million for the same period in 2001. The increase was principally the result of an increase of $1.62 billion, or 48.6%, in the average balance of mortgage-backed and mortgage related securities, net, from $3.32 billion for the three months ended September 30, 2001 to $4.94 billion for the three months ended September 30, 2002. This increase in average balance primarily was due to management’s decision to invest the proceeds received, primarily from increased borrowings and deposit liabilities, into mortgage-backed and mortgage related securities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 50 basis points from 6.42% for the three months ended September 30, 2001 to 5.92% for the three months ended September 30, 2002.

Interest income on debt and equity securities, net, increased $4.6 million, or 25.2%, to $22.7 million for the three months ended September 30, 2002 from $18.1 million for the same period in 2001. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $474.0 million, or 52.6%, from $901.0 million for the three months ended September 30, 2001 to $1.37 billion for the three months ended September 30, 2002. The increase in average balance of debt and equity securities, net, was offset by a decrease in the average yield on such securities of 145 basis points from 8.05% for the three months ended September 30, 2001 to 6.60% for the three months ended September 30, 2002.

Interest income on real estate loans, net, decreased $13.1 million, or 19.8%, to $53.1 million for the three months ended September 30, 2002 from $66.2 million for the same period in 2001. The decrease was the result of a $488.5 million, or 13.8%, decrease in the average balance of real estate loans, net, outstanding from $3.53 billion for the quarter ended September 30, 2001 to $3.04 billion for the quarter ended September 30, 2002. The decrease in average balance was due to a net decrease in the average balance of one- to four-family loans of $940.3 million, partially offset by a $451.8 million net increase in the average balance of multi-family, construction and commercial real estate loans. The decrease in the interest income on real estate loans, net, was also the result of a 52 basis point decrease in the average yield on real estate loans from 7.50% for the three months ended September 30, 2001 to 6.98% for the three months ended September 30, 2002. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002, which has resulted in increased principal repayments on one- to four-family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest income on consumer and other loans, net, decreased $1.3 million, or 25.8%, to $4.0 million for the three months ended September 30, 2002 from $5.3 million for the same period in 2001. This decrease was due to a 168 basis point decrease in the average yield on consumer and other loans, net, from 6.99% for the three months ended September 30, 2001 to 5.31% for the same period in 2002, and a $7.3 million, or 2.4%, decrease in the average balance of consumer and other loans, net, outstanding from $305.1 million for the three months ended September 30, 2001 to $297.8 million for the three months ended September 30, 2002. The decrease in average yield was principally due to downward re-pricing of consumer loan products, which are primarily linked to the Prime Rate, during the declining interest rate environment experienced during 2001.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $83.9 million, compared to $86.6 million for the three months ended September 30, 2001, a decrease of $2.7 million, or 3.2%. The decrease in interest expense was the result of a 95 basis point decrease in the average cost of interest-bearing liabilities for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The decrease in average cost was partially offset by a $1.65 billion, or 22.1%, increase in the average balance of interest-bearing liabilities from $7.51 billion for the quarter ended September 30, 2001 to $9.16 billion for the quarter ended September 30, 2002. The increase in average interest-bearing liabilities reflects a $828.8 million increase in the average balance of interest-bearing deposits and a $828.2 million increase in the average balance of borrowed funds as compared to the prior year quarter.

Interest expense on interest-bearing deposits for the three months ended September 30, 2002 decreased $9.2 million, or 21.4%, to $33.8 million from $43.0 million for the corresponding 2001 period. This decrease was primarily due to a 140 basis point decrease in the average rate paid on interest-bearing deposits from 4.07% for the three months ended September 30, 2001 to 2.67% for the corresponding period in 2002. Partially offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposit accounts of $828.8 million for the three months ended September 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $227.5 million, Super NOW and NOW accounts of $64.4 million, savings accounts of $150.0 million and certificates of deposits of $386.9 million for the three months ended September 30, 2002 from the corresponding period in 2001. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products, competitive pricing and through additional deposits generated from the Company’s de novo branching strategy.

Interest expense on borrowed funds for the three months ended September 30, 2002 increased $6.5 million, or 14.8%, to $50.1 million from $43.6 million for the corresponding 2001 period. The increase was primarily due to an increase in the average balance of borrowed funds of $828.2 million, or 25.3%, from $3.28 billion for the three months ended September 30, 2001 to $4.10 billion for the three months ended September 30, 2002. Offsetting the increase in average balance was a 44 basis point decrease in the average cost of borrowed funds from 5.32% for the three months ended September 30, 2001 to 4.88% for the corresponding period in 2002.

Net Interest Income

Net interest income before provision for loan losses was $69.3 million for the three months ended September 30, 2002, as compared to $56.8 million for the three months ended September 30, 2001, an increase of $12.5 million, or 21.9%. The increase in net interest income reflects the impact of the expanded interest rate spread and margin experienced for the three months ended September 30, 2002 as compared to the prior year quarter. The net interest rate spread and margin for the three months ended September 30, 2002 was 2.63% and 2.85%, respectively, as compared to 2.47% and 2.80%, respectively, for the three months ended September 30, 2001.

Provision for Loan Losses

The Company had a provision for loan losses for the three months ended September 30, 2002 of $750,000 as compared to $250,000 for the three months ended September 30, 2001. The provision for loan losses for the three months ended September 30, 2002 and 2001 reflects management’s qualitative and quantitative assessment of the loan portfolio, changes in the composition of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. At September 30, 2002 and December 31, 2001 the allowance for loan losses amounted to $42.7 million and $40.6 million, respectively. The ratio of such allowance to total non-performing loans was 97.29% at September 30, 2002, as compared to 89.29 % at December 31, 2001. Non-performing loans were $43.9 million and $45.5 million at September 30, 2002 and December 31, 2001, respectively. During the three months ended September 30, 2002 the Company had net charge-offs of $59,000, or 0.01% of average loans. For the three months ended September 30, 2001 net charge-offs were $55,000, or 0.00% of average loans.

The allowance for loan losses as a percentage of total non-performing loans was negatively impacted by the placement of two non-performing commercial credit relationships, totaling $32.3 million at September 30, 2002 and December 31, 2001, on non-accrual status during the fourth quarter of 2001. See Note 6 to Notes to Consolidated Financial Statements for further discussion of the two non-performing commercial credit relationships.

Non-Interest Income

Non-interest income increased $1.4 million, or 16.1%, from $8.8 million for the quarter ended September 30, 2001 to $10.2 million for the quarter ended September 30, 2002. The increase reflects an increase in fees and service charges of $1.3 million, or 42.3%, from $2.9 million for the quarter ended September 30, 2001 to $4.2 million for the quarter ended September 30, 2002. The increase in fees and service charges reflects the continued success of the Bank’s high performance checking campaign. Also contributing significantly to the increase in non-interest income was a $2.4 million increase from the third quarter of 2001 in income related to the Company’s joint venture for the development of a residential community in Oyster Bay, New York, which generated $3.7 million in income related to the delivery of 64 units during the third quarter of 2002. Partially offsetting these increases was a decrease of $2.0 million, or 97.5%, in net gains on securities from $2.1 million for the quarter ended September 30, 2001 to $52,000 for the quarter ended September 30, 2002.

Non-Interest Expense

Non-interest expense increased $2.8 million, or 13.8%, to $22.9 million for the quarter ended September 30, 2002, as compared to $20.1 million for the same period in 2001. The increase in non-interest expense was attributable to an increase in general and administrative expenses, primarily relating to increases in compensation and benefits expenses, occupancy and equipment expenses and other non-interest expenses. Additionally, non-interest expense increased due to the incurrence $954,000 of expense for the quarter ended September 30, 2002 relating to $63.0 million of Capital Securities issued in March of 2002. See Note 8 to Notes to Consolidated Financial Statements included herein.

General and administrative expenses for the quarter ended September 30, 2002 increased $1.8 million, or 9.1%, to $21.9 million from $20.1 million for the quarter ended September 30, 2001. The increase in general and administrative expenses was primarily due to the increase in compensation and employee benefit costs of $887,000, a $608,000 increase in occupancy and equipment expense and an increase in other non-interest expenses of $201,000.

The increase in compensation and employee benefit expense was due to an increase in employee stock and performance-based benefit plan expenses and staffing additions related to de novo branch activities. The increase in occupancy and equipment expense primarily relates to the operation of the de novo branches opened in the fourth quarter of 2001, first quarter 2002 and, to a lesser extent, third quarter 2002. The increase in other non-interest expenses was primarily due to increases in data and item processing fees and other operating expenses principally relating to the increase in the number of deposit accounts.

Income Taxes

The provision for income taxes increased $5.0 million, from $14.9 million recorded during the quarter ended September 30, 2001 to $19.9 million recorded during the quarter ended September 30, 2002. The increase was attributable to the increase in income before provision for income taxes and extraordinary item of $10.6 million in the current year quarter as compared to the same prior year quarter. Additionally, the Company recorded a $686,000 tax benefit during the quarter ended September 30, 2001 primarily related to T R Financial Corp.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

Overview

The Company reported net income of $106.3 million, or basic earnings per share of $1.34 and diluted earnings per share of $1.31, for the nine months ended September 30, 2002, compared to $80.8 million, or basic and diluted earnings per share of $0.93 and $0.92, respectively, for the comparable prior year period.

Interest Income

Interest income for the nine months ended September 30, 2002 increased $19.0 million, or 4.5%, to $445.6 million from $426.6 million for the nine months ended September 30, 2001. This increase was primarily the result of an increase in average interest-earning assets of $1.41 billion, or 18.0%, to $9.25 billion for the nine months ended September 30, 2002 from $7.84 billion in the comparable nine months of 2001. This increase in average balance was partially offset by an 83 basis point decrease in the average yield on total interest-earning assets from 7.25% for the nine months ended September 30, 2001 to 6.42% for the 2002 comparable nine months. The increase in average interest-earning assets from the September 30, 2001 period was attributable to a $1.53 billion increase in the average balance of mortgage-backed and mortgage related securities, net, an increase in the average balance of debt and equity securities, net, of $333.4 million and an increase in the average balance of consumer and other loans, net, of $8.4 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $515.4 million from the September 30, 2001 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $55.8 million, or 39.6%, to $196.8 million for the nine months ended September 30, 2002 from $141.0 million for the same period in 2001. The increase was principally the result of an increase of $1.53 billion, or 53.6%, in the average balance of mortgage-backed and mortgage related securities, net, from $2.86 billion for the nine months ended September 30, 2001 to $4.39 billion for the nine months ended September 30, 2002. This increase in average balance was primarily due to management’s decision to invest the proceeds received primarily from increased borrowings and deposit liabilities into mortgage-backed and mortgage related securities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 60 basis points from 6.58% for the nine months ended September 30, 2001 to 5.98% for the nine months ended September 30, 2002.

Interest income on debt and equity securities, net, increased $9.4 million, or 15.8%, to $69.6 million for the nine months ended September 30, 2002 from $60.2 million for the same period in 2001. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $333.4 million, or 33.7%, from $989.1 million for the nine months ended September 30, 2001 to $1.32 billion for the nine months ended September 30, 2002. The increase in average balance of debt and equity securities, net, was offset by a decrease in the average yield on such securities of 109 basis points from 8.11% for the nine months ended September 30, 2001 to 7.02% for the nine months ended September 30, 2002.

Interest income on consumer and other loans, net, decreased $4.4 million, or 26.2%, to $12.4 million for the nine months ended September 30, 2002 from $16.8 million for the same period in 2001. This decrease was due to a 214 basis point decrease in the average yield on consumer and other loans, net, from 7.59% for the nine months ended September 30, 2001 to 5.45% for the same period in 2002, partially offset by an $8.4 million, or 2.8%, increase in the average balance of consumer and other loans, net, outstanding from $295.6 million for the nine months ended September 30, 2001 to $304.0 million for the nine months ended September 30, 2002. The decrease in average yield was principally due to downward re-pricing of consumer loan products during the low interest rate environment experienced during 2002.

Interest income on real estate loans, net, decreased $41.7 million, or 20.1%, to $165.6 million for the nine months ended September 30, 2002 from $207.3 million for the same period in 2001. The decrease was the result of a $515.4 million, or 14.1%, decrease in the average balance of real estate loans, net, outstanding from $3.67 billion for the nine months ended September 30, 2001 to $3.15 billion for the nine months ended September 30, 2002. The decrease in the interest income on real estate loans, net was also the result of a 53 basis point decrease in the average yield on real estate loans from 7.55% for the nine months ended September 30, 2001 to 7.02% for the nine months ended September 30, 2002. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002, which has resulted in increased principal repayments on one- to four-family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest Expense

Interest expense for the nine months ended September 30, 2002 was $241.8 million, compared to $264.6 million for the nine months ended September 30, 2001, a decrease of $22.8 million, or 8.6%. The decrease in interest expense was the result of a 117 basis point decrease in the average cost of interest-bearing liabilities from 4.88% for the nine months ended September 30, 2001 to 3.71% for the nine months ended September 30, 2002. The decrease in average cost was offset by a $1.45 billion, or 20.1%, increase in the average balance of interest-bearing liabilities from $7.23 billion for the nine months ended September 30, 2001 to $8.68 billion for the nine months ended September 30, 2002. The increase in average interest-bearing liabilities reflects a $659.4 million increase in the average balance of interest-bearing deposits and a $793.5 million increase in the average balance of borrowed funds as compared to the prior year nine months.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2002 decreased $37.6 million, or 27.8%, to $97.8 million from $135.4 million for the corresponding 2001 period. This decrease was primarily due to a 165 basis point decrease in the average rate paid on interest-bearing deposits from 4.37% for the nine months ended September 30, 2001 to 2.72% for the corresponding period in 2002. Offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposit accounts of $659.4 million, or 16.0%, for the nine months ended September 30, 2002 from the corresponding period in 2001. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $189.2 million, savings accounts of $126.5 million, Super NOW and NOW accounts of $65.1 million and certificates of deposits of $278.6 million for the nine months ended September 30, 2002 from the corresponding period in 2001. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products, competitive pricing and through additional deposits generated from the Company’s de novo branching strategy.

Interest expense on borrowed funds for the nine months ended September 30, 2002 increased $14.7 million, or 11.4%, to $144.0 million from $129.3 million for the corresponding 2001 period. The increase was primarily due to an increase in the average balance of borrowed funds of $793.5 million, or 25.6%, from $3.01 billion for the nine months ended September 30, 2001 to $3.89 billion for the nine months ended September 30, 2002. Offsetting the increase in average balance was a 63 basis point decrease in the average cost of borrowed funds from 5.56% for the nine months ended September 30, 2001 to 4.93% for the corresponding period in 2002.

Net Interest Income

Net interest income before provision for loan losses was $203.8 million for the nine months ended September 30, 2002, as compared to $161.9 million for the nine months ended September 30, 2001, an increase of $41.9 million, or 25.9%. The increase in net interest income reflects the impact of the expanded interest rate spread and margin experienced for the nine months ended September 30, 2002 as compared to the prior year nine months. The net interest rate spread and margin for the nine months ended September 30, 2002 was 2.71% and 2.94%, respectively, as compared to 2.37% and 2.75%, respectively, for the nine months ended September 30, 2001.

Provision for Loan Losses

The Company had a provision for loan losses for the nine months ended September 30, 2002 of $2.3 million as compared to $350,000 for the nine months ended September 30, 2001. The provision for loan losses for the nine months ended September 30, 2002 and 2001 reflects management’s qualitative and quantitative assessment of the loan portfolio, changes in the composition of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. During the nine months ended September 30, 2002 the Company had net charge-offs of $174,000, or 0.01% of average loans. For the nine months ended September 30, 2001 net charge-offs were $520,000, or 0.01% of average loans.

Non-Interest Income

Non-interest income increased $12.4 million, or 59.5%, from $20.8 million for the nine months ended September 30, 2001 to $33.2 million for the nine months ended September 30, 2002. The increase reflects an increase in fees and service charges of $3.9 million, or 46.6%, from $8.5 million the nine months ended September 30, 2001 to $12.4 million for the nine months ended September 30, 2002. The increase in fees and service charges reflects the continued success of the Bank’s high performance checking campaign, as well as increased fee income associated with the sale of alternative investment products. Also contributing significantly to the increase in non-interest income was an increase of $12.6 million, from $1.3 million for the nine months ended September 30, 2001 to $13.9 million for the 2002 period, in income related to the Company’s joint venture for the development of a residential community in Oyster Bay, New York. This increase reflects the delivery of 216 units in the nine months ended September 30, 2002, as compared to the delivery of 13 units in the nine months ended September 30, 2001. Partially offsetting these increases was a decrease of $3.6 million, or 96.9%, in net gains on securities from $3.7 million for the nine months ended September 30, 2001 to $117,000 for the nine months ended September 30, 2002 and a decrease of $547,000, or 7.5%, in other non-interest income, including income from bank owned life insurance, from $7.3 million for the nine months ended September 30, 2001 to $6.8 million for the corresponding 2002 period.

Non-Interest Expense

Non-interest expense increased $12.9 million, or 22.5%, to $70.3 million for the nine months ended September 30, 2002, as compared to $57.4 million for the same period in 2001. The increase in non-interest expense was attributable to an increase in general and administrative expenses, primarily relating to increases in compensation and benefits expenses and other non-interest expenses. Additionally, non-interest expense increased due to the incurrence $2.0 million of expense for the nine months ended September 30, 2002 relating to $63.0 million of Capital Securities issued in March of 2002.

General and administrative expenses for the nine months ended September 30, 2002 increased $11.0 million, or 19.1%, to $68.3 million from $57.3 million for the nine months ended September 30, 2001. The increase in general and administrative expenses was primarily due to the increase in compensation and employee benefit costs of $7.3 million, a $1.3 million increase in occupancy and equipment expense and an increase in other non-interest expenses of $2.6 million.

The increase in compensation and employee benefit expense was primarily due to an increase in employee stock and performance-based benefit plan expenses, commission expenses paid on sales of alternative investment products and staffing additions related to de novo branch activities. The increase in occupancy and equipment expense primarily relates to the operation of the de novo branches opened in the fourth quarter of 2001, first quarter 2002 and, to a lesser extent, the third quarter of 2002. The increase in other non-interest expenses was primarily due to an increase in professional fees, data processing fees and other operating expenses.

Income Taxes

The provision for income taxes increased $18.2 million, from $39.9 million recorded during the nine months ended September 30, 2001 to $58.1 million recorded during the nine months ended September 30, 2002. The increase was attributable to the increase in income before provision for income taxes and extraordinary item of $39.4 million in the current year nine months as compared to the same prior year nine months. Additionally, the Company recorded a $2.1 million tax benefit during the nine months ended September 30, 2001 primarily related to T R Financial Corp.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings and proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayments of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition and, therefore, are less predictable.

Another source of funding for the Holding Company is dividend payments from the Bank. Dividends paid by the Bank have primarily been used to fund common stock repurchases, pay dividends on the Company’s common stock and repay borrowings. The Bank’s ability to pay dividends to the Holding Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. For the nine months ended September 30, 2002, the Bank paid $7.2 million of dividends to the Holding Company.

As of September 30, 2002, the Company had issued $75.0 million in unsecured senior notes at a rate of 7.50% and a maturity date of December 1, 2008. The Company used the net proceeds from the senior notes for general corporate purposes, including the repurchase of outstanding common stock and repayment or reduction of indebtedness. The costs associated with the issuance of the senior notes have been capitalized and are being amortized generally over the life of the borrowing. In addition, the Company has the ability to issue up to an additional $125.0 million in debt and other types of securities, with rates and terms to be determined, pursuant to the Company’s $200.0 million shelf registration filed with the Securities and Exchange Commission during 2001.

On March 20, 2002, the Company, through its wholly-owned subsidiary Roslyn Preferred Trust I (RPT I), issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interest in Junior Subordinated Debentures (the Capital Securities). Such securities bear interest at 6-month LIBOR plus 360 basis points and are due April 1, 2032. The proceeds from the issuance of the Capital Securities were used for general corporate purposes, including, among other things, the repurchase of the Company’s common stock and the repayment of borrowed funds. The costs associated with the Capital Securities issuance have been capitalized and are being amortized generally over the life of the borrowing.

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the nine months ended September 30, 2002, the Bank originated $491.1 million of construction, multi-family and commercial real estate loans, as compared to $355.5 million in the comparable 2001 period. This increase reflects management’s decision to de-emphasize its reliance on one- to four-family lending and capitalize on its higher margin lending operations. Originations of one- to four-family mortgage loans for the nine months ended September 30, 2002 and 2001 were $93.7 million and $44.5 million, respectively. Also during the nine months ended September 30, 2002 the Bank purchased securities available-for-sale totaling $5.61 billion as compared to $3.53 billion during the nine months ended September 30, 2001. In addition to the aforementioned investing activities, the Company, during the nine months ended September 30, 2002, made a $25.0 million investment in a real estate joint venture, with The Holiday Organization, for the development of a 177 unit residential community located in Mount Sinai, Suffolk County, New York.

The Bank utilizes a private label program for the origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with a third party mortgage originator. Under this program, the Bank utilizes the third party’s mortgage loan origination platforms (including, among others, telephone and internet platforms) to originate loans, based on defined underwriting criteria and in accordance with Federal National Mortgage Association (FNMA) guidelines, that close in the Bank’s name and utilize the Bank’s licensing. The Bank will fund such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with the same third party, has the option to retain the loans in its portfolio, sell the loans to third party investors or deliver the loans back to the same third party at agreed upon pricing.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold and/or in short-term repurchase agreements. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements, FHLB advances and other borrowing facilities. At September 30, 2002, the Company had $4.53 billion in borrowed funds outstanding, as compared to $3.52 billion at December 31, 2001.

At September 30, 2002, the Company had outstanding loan commitments to advance $486.0 million of loans, which primarily consisted of commercial real estate and construction loans. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Also, in the normal course of business, the Company enters into commitments to purchase securities. As of September 30, 2002, the Company had commitments outstanding to purchase United States Government agency securities of $81.8 million and mortgage backed securities of $803.6 million.

Certificates of deposit that are scheduled to mature in one year or less at September 30, 2002 totaled $1.88 billion. Based upon prior experience and the Company’s current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company’s most liquid assets are cash and cash equivalents, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At September 30, 2002 and December 31, 2001, the Company had $90.6 million and $102.8 million, respectively, in cash and cash equivalents. Additionally, the Company had no short-term repurchase agreements outstanding at September 30, 2002 or December 31, 2001.

Interest Rate Sensitivity Analysis—Management Of Interest Rate Risk

The principal objectives of the Company’s interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors’ approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s Board of Directors reviews the Company’s interest rate risk position on a monthly basis. Additionally, an Asset/Liability Committee comprised of the Bank’s senior management reviews the Company’s interest rate risk position on a weekly basis. Senior management is also responsible for reviewing, with the Board of Directors, its activities and strategies, the effect of those strategies on the Company’s net interest margin, the market value of the Company’s portfolio of investments and loans and the effect that changes in interest rates will have on the Company’s portfolio and exposure limits.

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

Interest Rate Sensitivity Analysis—Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. At September 30, 2002, the Company’s one-year gap position was positive 33.08%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets, which, consequently, may result in the yield of its interest-earning assets increasing at a rate faster than its cost of interest-bearing liabilities, as opposed to if the institution had a negative gap. Accordingly, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets re-pricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income. The Company’s September 30, 2002 cumulative one-year gap position reflects the classification of available-for-sale securities within re-pricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If available-for-sale securities at September 30, 2002 were classified within the one-year maturity or re-pricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or re-pricing within the same period by $5.34 billion, representing a positive cumulative one-year gap position of 49.64%. Available-for-sale securities may or may not be sold, subject to management’s discretion. Given the Company’s existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its current gap position will have no material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, that are anticipated by the Company, based upon certain assumptions, to re-price or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which re-price or mature during a particular period was determined in accordance with the earlier of the term to re-price or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected re-pricing of assets and liabilities at September 30, 2002 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one-year period and subsequent annual time intervals. Prepayment assumptions ranging from 4% to 50% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 15% and 70% annually, dependent upon the security type, call features and pass-through rate. Money market accounts were assumed to decay at 14% per annum, savings accounts were assumed to decay at 4% per annum and Super NOW and NOW accounts were assumed to decay at 3% per annum. Prepayment and deposit decay rates (estimated deposit withdrawal activity) can have a significant impact on the Company’s estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment or decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $829.5 million of callable securities at their estimated fair value and classified primarily based upon their respective call features and/or interest rates. Of such securities, $653.1 million have been classified, using callable features, in the “Up to One Year” category, $83.2 million have been classified, according to their contractual maturity date, in the “Four to Five Years” category and $93.2 million have been classified, according to their contractual maturity date, in the “Over Five Years” category. Also included in the Gap Table are $2.32 billion of callable borrowings, classified according to their maturity date, except for $150.0 million of such borrowings which have been classified according to their first call date, in the “One to Two Years” category. If all callable borrowings at September 30, 2002 were classified according to their first call date, the Company’s one-year gap position would have been positive 19.84%.

The Company’s positive gap position at September 30, 2002 and December 31, 2001 of 33.08% and 15.33%, respectively, primarily reflects the effect of increased prepayment activity during 2002 in the mortgage-backed securities and real estate loan portfolios, in addition to the Company’s increased investment in shorter-term multi-family/construction loans. Also contributing to the greater positive gap position as of September 30, 2002, when compared to December 31, 2001, was the lengthening of certificates of deposit maturities. Partially offsetting these factors was an increase in borrowed funds maturing in the “Up to One Year” category.

	At September 30, 2002
	Up to One Year	One to Two Years	Two to Three Years	Three To Four Years	Four to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets(1):
Federal funds sold	$14,800	$—	$—	$—	$—	$—	$14,800
Debt and equity securities, net(2)	914,929	7,457	—	22,370	1,135	493,298	1,439,189
Mortgage-backed and mortgage related securities, net(2)	4,362,696	905,631	227,549	69,423	26,795	28,193	5,620,287
Real estate loans, net(3)(4)	1,398,074	556,126	311,019	243,475	323,531	174,461	3,006,686
Consumer and other loans, net(3)(4)	236,392	8,250	8,327	6,989	5,372	28,188	293,518

Total interest-earning assets	6,926,891	1,477,464	546,895	342,257	356,833	724,140	10,374,480

Interest-bearing liabilities(1):
Money market accounts	100,741	59,336	38,117	27,040	21,094	472,241	718,569
Savings accounts	45,505	42,844	40,393	38,133	36,044	882,102	1,085,021
Super NOW and NOW accounts	8,934	8,666	8,406	8,154	7,909	255,740	297,809
Certificates of deposit	1,881,461	562,693	237,268	80,655	274,614	56,153	3,092,844
Borrowed funds	1,269,074	349,973	375,269	599,968	199,966	1,735,951	4,530,201
Capital securities	63,000	—	—	—	—	—	63,000

Total interest-bearing liabilities	3,368,715	1,023,512	699,453	753,950	539,627	3,402,187	9,787,444

Interest sensitivity gap(5)	$3,558,176	$453,952	$(152,558)	$(411,693)	$(182,794)	$(2,678,047)	$587,036

Cumulative interest sensitivity gap	$3,558,176	$4,012,128	$3,859,570	$3,447,877	$3,265,083	$587,036

Cumulative interest sensitivity gap as a percentage of total assets	33.08%	37.30%	35.88%	32.05%	30.35%	5.46%
Cumulative net interest- earning assets as a percentage of cumulative interest-bearing liabilities	205.62%	191.35%	175.80%	158.98%	151.13%	106.00%

(1)
Interest-earning assets and liabilities are included in the period in which the balances are expected to be re-deployed and/or re-priced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.

(2)
Debt, equity and mortgage-backed and mortgage related securities, net, are shown at their respective carrying values. Included in debt and equity securities, net, is $119.9 million of Federal Home Loan Bank stock.

(3)	For the purpose of the gap analysis, the allowance for loan losses and non-performing loans have been excluded.
(4)	Loans held-for-sale are included in the “Up to One Year” category.
(5)	The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage (ARM) loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects management’s estimates as to periods to re-pricing at particular points in time. Among the factors considered, management monitors both current trends and its historical re-pricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts, which, subject to certain regulatory exceptions, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, not all will do so even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s quantitative and qualitative disclosures about market risk, see the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity Analysis—Management of Interest Rate Risk” and “—Interest Rate Sensitivity Analysis—Gap Analysis.”

ITEM 4.     DISCLOSURES AND CONTROLS

(a)  Evaluation of disclosure controls and procedures.    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)  Changes in internal controls.    The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)          Exhibits

3.1	Certificate of Incorporation of Roslyn Bancorp, Inc.(1)

3.2	Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc.(2)

3.3	Third Amended and Restated Bylaws of Roslyn Bancorp, Inc.(3)

4.1	Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent(4)

4.2	Form of Senior Indenture(5)

4.3	Form of Subordinated Indenture(5)

11.0	Statement Re: Computation of Per Share Earnings

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

    (b)          Reports on Form 8-K

    None.

1.
Incorporated by reference into this document from Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.

2.
Incorporated by reference into this document from the Exhibits to the Company’s quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.

3.
Incorporated by reference into this document from Exhibits to the Company’s quarterly report on Form 10-Q, Commission file No. 0-28886, filed with the Securities and Exchange Commission on August 10, 2000.

4.	Incorporated by reference into this document from Exhibits to the Company’s Form 8-A, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.

5.	Incorporated by reference into this document from Exhibits to the Company’s Form S-3, Commission File No. 333-67282, filed with the Securities and Exchange Commission on August 10, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSLYN BANCORP, INC. (Registrant)

Date: October 31, 2002	By:	/s/ Joseph L. Mancino
Joseph L. Mancino Vice Chairman of the Board, President and Chief Executive Officer

Date: October 31, 2002	By:	/s/ Michael P. Puorro
Michael P. Puorro Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Joseph L. Mancino, President and Chief Executive Officer of Roslyn Bancorp, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Roslyn Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ Joseph L. Mancino
Joseph L. Mancino President and Chief Executive Officer of Roslyn Bancorp, Inc.

I, Michael P. Puorro, Treasurer and Chief Financial Officer of Roslyn Bancorp, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Roslyn Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ Michael P. Puorro
Michael P. Puorro Treasurer and Chief Financial Officer of Roslyn Bancorp, Inc.