Form 10-K
period 2002-12-31
ROSLYN BANCORP INC
filed 2003-03-25
CIK 1020828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-28886

ROSLYN BANCORP, INC.

(Exact name of registrant as specified in its charter.)

Delaware	11-3333218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753-8905
(Address of Principal Executive Offices)	(Zip Code)

(516) 942-6000

(Registrant’s telephone number, including area code)

None

Securities registered pursuant to Section 12(b) of the Act

Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 28, 2002, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the NASDAQ National Market, was $1,826,826,042.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑    No ☐

The Registrant had 78,734,218 shares of Common Stock outstanding as of March 5, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Statements contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts stated herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Roslyn Bancorp, Inc. (Registrant, Holding Company or, collectively with its subsidiaries, referred to as the Company) with the Securities and Exchange Commission (SEC) from time to time. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in: interest rates; general economic conditions; monetary and fiscal policies of the U. S. Government, including policies of the U.S. Treasury and the Federal Reserve Board (FRB); the quality or composition of the loan or investment portfolios; demand for loan and non-deposit products; deposit flows; real estate values; the level of defaults, losses and prepayments on loans held by the Company in its portfolio or sold in the secondary markets; demand for financial services in the Company’s market area; completion and delivery of residential housing units being sold in connection with its joint venture real estate projects; competition; accounting principles, policies, practices or guidelines; legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-K, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements, which speak only as of the date of this Form 10-K, and undue reliance should not be placed on such statements.

Item 1. Business

General

The Registrant was incorporated under Delaware law on July 26, 1996. On January 10, 1997, the Registrant acquired The Roslyn Savings Bank and its subsidiaries (collectively, the Bank), as part of the Bank’s conversion from a mutual to stock form of organization (the Conversion).

The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS) and the SEC. At December 31, 2002 the Company had consolidated total assets of $11.02 billion, deposits of $5.71 billion and stockholders’ equity of $576.5 million. Currently, the Company’s activities consist solely of managing its subsidiaries, principally the Bank. The Bank is a community-oriented stock savings bank, which was originally chartered by the State of New York in 1875. The following discussion addresses the operations of the Company.

After the close of business on February 16, 1999, T R Financial Corp., a Delaware company, merged with and into the Company and T R Financial Corp.’s subsidiary, Roosevelt Savings Bank, a New York State chartered stock savings bank, merged with and into the Bank (the Merger). All subsidiaries of Roosevelt Savings Bank became subsidiaries of the Bank. The acquisition was accounted for as a pooling-of-interests, and, accordingly, all historical financial information for the Company has been restated to include T R Financial Corp.’s historical information for the earliest period presented.

In August 1995 the Bank completed its acquisition of certain assets and liabilities of Residential Mortgage Banking, Inc. (RMBI), including its loan servicing portfolio, through its wholly-owned mortgage banking subsidiary, Roslyn National Mortgage Corporation (RNMC) (formerly Residential First, Inc. (RFI)). Subsequently, on August 28, 2000, the Company announced strategic initiatives and plans to discontinue the residential mortgage banking business through the divestiture of its subsidiary, RNMC. In connection with this strategy, the Bank sold off a substantial part of the residential origination capabilities of RNMC to a third party mortgage company during the fourth quarter of 2000.

The Bank’s principal business consists of accepting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial real estate, multi-family and construction loans, mortgage-backed and mortgage related securities, various debt and equity securities and, to a lesser extent, home equity, consumer and student loans. In connection with the divestiture of RNMC, the Bank adopted strategic initiatives to focus on higher margin business lines, thus de-emphasizing its investment in one- to four-family residential mortgage loans. Additionally, the Bank, effective in 2003, has also de-emphasized its investment activities in home equity loans. The Bank’s revenues are derived principally from the interest income generated by its investment securities, mortgage, commercial and consumer loans and, to a lesser extent, from retail banking fees. The Bank also derives other non-interest revenues from the increase in the cash surrender value of its Bank Owned Life Insurance (BOLI) policy, as well as income from joint venture activities. The Bank’s primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Following the divestiture of RNMC, the Bank entered into a private label program for origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with a third party mortgage originator. Under this program, the Bank utilizes the third party’s mortgage loan origination platforms (including, among others, telephone and internet platforms) to originate loans based on defined underwriting criteria and in accordance with Federal National Mortgage Association (FNMA) guidelines. Such loans close in the Bank’s name and utilize the Bank’s licensing. The Bank funds such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with the third party mortgage originator, has the option to retain the loans for its portfolio, sell the loans to a third party investor or deliver the loans back to the same third party mortgage originator at agreed upon pricing.

The Bank intends to enter into a private label agreement, during the second quarter of 2003, with a nationally recognized third party for the purpose of originating lines of credit and fixed rate second mortgages. The loans will be underwritten in accordance with the Bank’s underwriting guidelines for these products. The loans may be sold to the originator under a separate purchase and sale agreement at a predetermined price, or the Bank may elect to retain the originated loans for its own portfolio. Additionally, the loans originated under this program will be serviced by a third party servicer.

The Bank maintains various subsidiaries, incorporated in New York, to either (a) maintain ownership of specific real estate properties utilized by the Bank as retail branches or acquired by the Bank as a result of foreclosure or otherwise in connection with its lending activities; or (b) operate as a real estate investment trust (REIT); or (c) offer annuity, mutual fund and insurance products. The Bank previously offered savings bank life insurance through its Savings Bank Life Insurance Department prior to the dissolution of the department on December 31, 1999.

The Holding Company, in addition to the Bank, maintains various subsidiaries formed in New York, Delaware and Vermont to either (a) operate a captive reinsurance company for the purpose of reinsuring policies of mortgage insurance; (b) operate as a joint venture partner in the development of residential communities; or (c) to form a Delaware statutory business trust for the exclusive purpose of issuing guaranteed preferred beneficial interests in junior subordinate debentures and using the proceeds to acquire Junior Subordinated Debentures issued by the Holding Company.

Company Website and Availability of Securities and Exchange Commission Filings

The Company makes available on or through its Internet website, www.roslyn.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Market Area and Competition

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. Currently, the Bank operates 37 banking offices in the boroughs of Kings, Queens and The Bronx and the counties of Nassau and Suffolk in New York. The Bank’s primary deposit gathering area is currently concentrated in the areas where its banking offices are located in the boroughs of Kings, Queens and The Bronx and the counties of Nassau and Suffolk in New York, which the Bank generally considers to be its primary market area. The Bank’s primary lending area is concentrated in the New York City metropolitan area.

The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service entities. Additionally, the counties of Nassau and Suffolk and the borough of Queens have historically benefited from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. During the late 1980’s and early 1990’s, however, due in part to the effects of a prolonged period of weakness in the national economy, the decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan area experienced reduced levels of employment. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area improved. During 2000 and early 2001, the residential and commercial real estate market in the New York City metropolitan area was favorably impacted by the increased demand for housing and development, low unemployment levels and a strong underlying economy. During the mid to later part of 2001, the residential and commercial real estate market in the New York City metropolitan area was impacted by a downturn in the economy, rising unemployment and the tragic events of September 11, 2001; however, downward pressure on interest rates throughout 2002 brought on by, among other things, the actions of the Federal Reserve Board continued to fuel loan demand, especially in the counties of Nassau and Suffolk, and the demand for housing remained strong though this period.

The recent rise in unemployment and the decline in consumer spending that have affected the economy of the United States also have, to a slightly lesser extent, impacted the economy of New York City. The economy in the counties of Nassau and Suffolk has not displayed the full impact of these trends during 2002. The economy in the counties of Nassau and Suffolk has benefited from the impact of the low interest rate environment that existed during 2002. The residential housing median prices for Nassau and Suffolk Counties displayed double digit growth in 2002, reflecting the impact of low mortgage rates, coupled with a fixed supply and strong demand for housing in the area.

The Bank faces significant competition in its primary market area in attracting deposits, originating loans and selling non-deposit products. The New York City metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence, and, in some cases, a national or international presence. This competition arises from commercial banks, savings banks, mortgage brokers, credit unions, financial holding companies and other providers of financial services, many of which are significantly larger than the Bank and, therefore, have greater financial and marketing resources than those of the Bank.

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences, commercial real estate and multi-family properties located in its primary lending area. The types of loans that the Bank may originate or purchase are subject to federal and state laws and regulations. The interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the FRB, legislative tax policies and governmental budgetary matters, among other things.

The following table sets forth the composition of the Company’s loan portfolio, including loans held-for-sale, in dollar amounts and in percentages of the respective gross loan portfolios at the dates indicated:

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to four-family	$1,300,575	41.21%	$2,290,067	62.06%	$3,046,228	74.88%	$2,964,835	76.14%	$2,809,995	76.09%
Multi-family	337,244	10.69	173,780	4.71	102,824	2.53	89,161	2.29	84,575	2.29
Commercial real estate	800,099	25.36	629,663	17.06	523,028	12.85	489,504	12.57	484,260	13.11
Construction and development	423,119	13.41	312,630	8.47	138,205	3.40	107,781	2.77	101,545	2.75
Home equity and second mortgage	192,780	6.11	175,192	4.75	153,239	3.77	139,191	3.57	114,915	3.11
Consumer and other loans (1)	97,834	3.10	67,587	1.83	38,173	0.94	21,947	0.56	16,219	0.44
Student loans	664	0.02	774	0.02	822	0.02	1,788	0.05	1,734	0.05
Automobile leases	3,166	0.10	40,481	1.10	65,627	1.61	79,804	2.05	79,786	2.16

Gross loans	3,155,481	100.00%	3,690,174	100.00%	4,068,146	100.00%	3,894,011	100.00%	3,693,029	100.00%

Net deferred loan origination costs	12,841		16,350		19,532		17,303		12,645
Allowance for loan losses	(43,421)		(40,634)		(40,524)		(40,155)		(40,207)

Total loans, net	3,124,901		3,665,890		4,047,154		3,871,159		3,665,467
Less:
Loans held-for-sale:
One-to four-family	(10,972)		(8,590)		—		(61,064)		(79,991)
Student	(664)		(774)		(822)		(1,788)		(1,734)

Loan receivable held for investment, net	$3,113,265		$3,656,526		$4,046,332		$3,808,307		$3,583,742

(1)	Consumer and other loans includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

Loan Originations. The Bank directly originates all commercial real estate, multi-family, construction and development, consumer and student loans. Home equity loans were originated directly by the Bank through early 2003, after which the Company intends for them to be originated through a third party provider. One- to four-family loans are originated through a third party mortgage originator. The Bank has entered into a private label program for the origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with a third party mortgage originator. Under this program, the Bank will utilize the third party’s mortgage loan origination platforms (including, among others, telephone and internet platforms) to originate loans, based on defined underwriting criteria and in accordance with FNMA guidelines. Such loans close in the Bank’s name and utilize the Bank’s licensing. The Bank will fund such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with the third party mortgage originator, has the option to retain the loans for its portfolio, sell the loans to a third party investor or deliver the loans back to the same third party mortgage originator at agreed upon pricing. During the year ended December 31, 2002 the Bank originated $147.3 million of one- to four-family loans under the aforementioned program, of which the Bank retained none.

All loans originated by the Bank are underwritten in accordance with Bank-approved loan underwriting policies and procedures. The Bank originates both adjustable-rate and fixed-rate one- to four-family loans, multi-family loans, commercial real estate loans, home equity and second mortgage loans, construction and development loans, consumer loans and student loans. Prior to the divestiture of RNMC, the Bank emphasized the origination and retention of one- to four-family loans. Presently, the Bank emphasizes the origination and retention of commercial real estate, multi-family and construction loans to selected real estate developers operating within the Bank’s primary market area. Also, prior to the RNMC divestiture, the Bank had emphasized the sale of one- to four-family loans to the secondary market. The Bank’s ability to originate loans is dependent, in part, upon the relative customer demand for the types of loans offered by it and demand for fixed-rate or adjustable-rate loans, which is affected by current and expected future levels of interest rates.

During 2002 and 2001, the Bank did not purchase any residential whole loans from unaffiliated originators. It is not anticipated that the Company will purchase a significant amount of one- to four-family loans during 2003. The Company intends to sell, on a servicing-released basis and without recourse, a significant amount of its one- to four-family and home equity loans to be originated during 2003.

Loan Servicing, Sales and Mortgage Banking Activities. Currently, the Bank services all of its commercial, construction and development, multi-family, home equity, second mortgage, consumer and student loans. Principally all one- to four-family loans are serviced by a third party service provider on behalf of the Bank. The same third party service provider services all servicing retained conforming one- to four-family loans sold to other investors. Most Federal Housing Administration (FHA) and Veterans Administration (VA) loans originated by the Bank, as well as other selected loans, have been sold, on a servicing-released basis, to private institutional investors. At December 31, 2002 the Bank’s loan servicing portfolio totaled $71.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Additionally, the fees generated from servicing loans for third parties during 2002 and 2001 have been significantly reduced due to principal repayments and servicing rights sales that occurred during 2000 and the elimination of the Bank’s mortgage banking subsidiary during the year ended December 31, 2000.

As consideration for subservicing the Bank’s portfolios, the third party service provider receives an annual flat fee per loan and a portion of the ancillary fee income collected. The Bank recognizes servicing fee income in excess of servicing fees paid to the third party service provider, a portion of the ancillary fee income and retains the use of the related loan escrow balances.

During the years ended 2002 and 2001 the Bank sold, on a servicing-released basis and without recourse, $145.0 million and $68.6 million, respectively of one- to four-family loans. During the year ended December 31, 2000, the Bank, through RNMC, sold without recourse, $387.2 million of whole loans with loan servicing retained. The Bank also sold during the years ended 2002 and 2001, on a servicing-released basis and without recourse, $1.7 million and $1.9 million, respectively of student loans to the Student Loan Marketing Association (Sallie Mae).

Prior to the 2000 divestiture of RNMC, all of the Bank’s mortgage banking operations were conducted through RNMC with the exception of the servicing of one- to four-family loans originated by the Bank prior to the establishment of RNMC, which were being serviced directly by a third party provider on behalf of the Bank. As a result of the 2000 divestiture of RNMC, no income related to mortgage banking operations has been recorded during the years ended December 31, 2002 and 2001. RNMC’s mortgage banking revenues generally consisted of loan origination fees, interest income earned on mortgages during the period they were held-for-sale, less the interest expense incurred to finance the mortgages, gains (or losses) from the sale of mortgage loans, loan servicing fees and gains (or losses) from the sale of loan servicing. Prior to the establishment of RNMC in 1995, the Bank’s loan sale, purchase and servicing activities were conducted directly by the Bank.

Letters of Credit. Included in outstanding loan commitments at December 31, 2002 are $8.0 million of performance standby letters of credit with approximate terms of one year. These performance standby letters of credit were issued primarily for the benefit of local municipalities on behalf of certain of the Bank’s borrowers. These borrowers have a current relationship with the Bank and are primarily residential subdivision borrowers. Performance standby letters of credit obligate the Bank to make payments in the event a specified third party fails to perform under non-financial contractual obligations. Also included in outstanding loan commitments at December 31, 2002 were $11.9 million of financial standby letters of credit with approximate terms of one to three years. These financial standby letters of credit were issued primarily for the benefit of other financial institutions, on behalf of certain of the Bank’s current borrowers. Financial standby letters of credit obligate the Bank to guarantee payment of a specified financial obligation. The Bank collects a fee upon the issuance of performance and financial standby letters of credit.

The following table shows the maturity of the Bank’s loan portfolio at December 31, 2002. Loans held-for-sale are included in the “Within One Year” maturity category. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $1.43 billion for the year ended December 31, 2002.

	At December 31, 2002
	Real Estate Loans
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Home Equity and Second Mortgage	Consumer and Other	Student	Automobile Leases	Total Loans Receivable
Amounts due:
Within one year	$15,860	$328	$44,149	$208,825	$933	$34,415	$664	$3,166	$308,340

After one year:
More than one year to three years	17,927	—	157,175	214,294	2,886	35,402	—	—	427,684
More than three years to five years	29,044	7,194	112,030	—	15,282	12,622	—	—	176,172
More than five years to 10 years	236,913	232,146	328,192	—	37,475	259	—	—	834,985
More than 10 years to 20 years	360,689	96,116	152,803	—	17,417	—	—	—	627,025
More than 20 years	640,142	1,460	5,750	—	118,787	15,136	—	—	781,275

Total due after December 31, 2003	1,284,715	336,916	755,950	214,294	191,847	63,419	—	—	2,847,141

Total amount due	$1,300,575	$337,244	$800,099	$423,119	$192,780	$97,834	$664	$3,166	3,155,481

Net deferred loan origination costs									12,841
Allowance for loan losses									(43,421)

Total loans, net									3,124,901
Less:
Loans held-for-sale:
One- to four-family									(10,972)
Student									(664)

Loan receivable held for investment, net									$3,113,265

The following table sets forth, at December 31, 2002, the dollar amount of gross loans receivable contractually due after December 31, 2003 and whether such loans have fixed or adjustable interest rates:

	Due After December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$815,365	$469,350	$1,284,715
Multi-family	21,807	315,109	336,916
Commercial real estate	309,896	446,054	755,950
Construction and development	3,189	211,105	214,294

Total real estate loans	1,150,257	1,441,618	2,591,875
Home equity and second mortgage	50,172	141,675	191,847
Consumer and other loans and leases, net (1)	7,990	55,429	63,419

	$1,208,419	$1,638,722	$2,847,141

(1)	Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

One- to Four-Family Loans. The Bank, through its private label origination program with a third party mortgage originator, offers both fixed- and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank’s primary market area. Under its agreement with the third party mortgage originator, the Bank offers a range of one- to four-family mortgage loan products to current and prospective customers through various delivery channels, supported by direct consumer advertising, including telemarketing, Bank branch office traffic and the Bank’s internet website. In addition, the Bank may purchase whole loans in the secondary market. All loans purchased in the secondary market are quality control reviewed for adherence to the Bank’s underwriting standards.

At December 31, 2002, the Bank’s one- to four-family loans totaled $1.30 billion, or 41.21% of total gross loans and included $65.5 million of purchased loans. Of the one- to four-family loans outstanding at that date, 63.6% were fixed-rate loans and 36.4% were adjustable-rate loans. The interest rates for the majority of the Bank’s adjustable-rate one- to four-family mortgage loans are indexed to the one year and five year Constant Maturity Treasury Index (the CMT Index). Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan. Certain of the Bank’s adjustable-rate mortgage loans can be converted to fixed-rate loans with interest rates based upon the then-current market rates plus a varying margin.

One- to four-family residential first mortgage loans are generally underwritten according to FNMA guidelines. The Bank, through a third party mortgage originator, generally originates one- to four-family residential mortgage loans in amounts up to $1.0 million following such guidelines, subject to certain exceptions which require the approval of a senior lending officer. The Bank generally requires private mortgage insurance to be obtained for loans in excess of an 80% loan-to-value (LTV) ratio. Mortgage loans originated by the Bank and retained for its portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank’s fixed-rate mortgage loan portfolio, and the Bank generally has exercised its rights under these clauses.

Multi-Family Lending. The Bank originates fixed- and adjustable-rate multi-family mortgage loans generally secured by five to 400 unit buildings located in the Bank’s primary market area. At December 31, 2002 the Bank’s multi-family loan portfolio was $337.2 million, or 10.69% of total gross loans. In reaching its decision on whether to make a multi-family loan, the Bank considers the borrower’s qualifications and financial condition, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Additional factors considered by the Bank may include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank’s underwriting policies, multi-family mortgage loans generally may be made in amounts up to 85% of the lower of the appraised value or sales price of the underlying properties, with amortization periods of up to 30 years. The Bank’s adjustable-rate multi-family loans generally have been originated with rates that are fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.50% to 2.50%. Ten year fixed-rate loans are also offered based on similar spreads. During 2001 the Bank began to substitute the posted rates of the Federal Home Loan Bank of New York (FHLB) as the index for fixed-rate advances instead of the treasury rates for this type of financing. For such loans, margins of 1.75% to 2.75% are typically added. The Bank generally offers multi-family loans with terms of up to 10 years. The Bank’s current policies limit the amount of multi-family loans it may hold to 60% of the aggregate loan portfolio. The Bank’s current policies also limit such loans to $20 million per project and an aggregate of $50 million in loans outstanding per relationship, although the Bank will make exceptions to this policy upon the approval of the Bank’s Board of Directors (Board) or the Executive Loan Committee of the Board, as applicable. In addition, the Bank generally requires a minimum debt service coverage ratio of 120%. The Bank also requires title insurance and an appraisal on the subject properties conducted by an independent appraiser. Finally, the Bank generally requires a market occupancy rate of at least 90% prior to lending for multi-unit apartment buildings.

Multi-family financing is generally considered to involve a moderate degree of credit risk as compared to construction and development financing since these loans tend to be long-term funding collateralized by improved, stabilized real estate. The risk of loss on a multi-family loan is dependent largely upon the accuracy of the estimate of the collateral value and the current net operating income generated thereby. If the estimated value or income projections prove to be inaccurate, the Bank may be confronted with a property having a value that is insufficient to assure full repayment of the loan.

When evaluating the qualifications of multi-family loan borrowers, the Bank considers the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property and the Bank’s lending experience with the borrower. The Bank’s underwriting guidelines require that the borrower demonstrate appropriate management skills and the ability to maintain the property based on current rental income. These guidelines require borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of a borrower, the Bank generally reviews the borrower’s financial statements and credit history, as well as other related documentation.

Commercial Real Estate Lending. The Bank originates commercial real estate loans secured by properties used for business purposes and located in the Bank’s primary market area. The Bank’s underwriting guidelines provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales price of the underlying property, subject to the

Bank’s current loans-to-one-borrower limit, which, at December 31, 2002, was $20 million per project and an aggregate of $50 million in loans outstanding per relationship. The Bank may make exceptions to these guidelines, from time to time, upon the approval of the Bank’s Board or the Executive Loan Committee of the Board, as applicable. These loans may be made with terms up to 25 years and generally are offered at interest rates that adjust in accordance with the CMT Index or the FHLB advance rate. The Bank’s assessment of credit risk and underwriting standards and procedures for commercial real estate loans are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the collateral property and the borrower’s expertise, credit history and profitability, among other things. The Bank generally has required that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%. At December 31, 2002 the Bank’s commercial real estate loan portfolio totaled $800.1 million, or 25.36% of total gross loans.

Construction and Development Lending. The Bank originates loans for the acquisition and development of commercial, multi-family and residential property located in its primary market area. Construction and development loans are offered primarily to experienced local developers operating in the Bank’s primary market area. The majority of the Bank’s construction loans are originated to finance the construction of one- to four-family owner-occupied residential, multi-family and commercial real estate properties located in the Bank’s primary market area. At December 31, 2002 the Bank had outstanding $423.1 million of construction and development loans, or 13.41% of total gross loans, and $135.7 million of unfunded construction loan commitments. Construction loans generally are offered with terms up to three years for residential property and up to two years for multi-family and commercial property and generally may be made in amounts up to 90% of the estimated cost to construct. For such loans, the Bank’s practice, where applicable, is to require that residential properties being financed be pre-sold, or to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank itself may provide permanent financing. Loan proceeds are disbursed incrementally as construction progresses and as inspections by the Bank’s supervising engineer warrant.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, stabilized real estate and, therefore, borrowers of such loans are required to provide a personal guarantee during construction. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including, for example, the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Home Equity and Second Mortgage Lending. The Bank offers fixed-rate, fixed-term home equity loans and adjustable-rate home equity lines-of-credit in its primary market area. At December 31, 2002 the Bank’s home equity and second mortgage portfolio was $192.8 million, or 6.11% of total gross loans. Standard fixed-rate, fixed-term home equity loans are offered in amounts which, together with the amount of any applicable first mortgage loan, do not exceed 80% of the appraised value of the property (a combined LTV, or CLTV) with a maximum loan amount of $100,000. Standard adjustable-rate home equity lines-of-credit are offered in amounts at CLTVs of up to 80% of the appraised value of the property with a maximum line amount of $250,000.

The Bank also offers home equity loans and lines-of-credit where loan-to-value ratios, expense ratios or credit histories fall outside of the ranges used for the standard product. The alternative products include fixed-rate loans at CLTVs of up to 90% of the appraised value of the property with a maximum loan amount of $100,000. The alternative products also include adjustable-rate lines-of-credit at CLTVs of up to 90% with a maximum loan amount of $100,000, or a CLTV of up to 80% of the appraised value of the property with a maximum loan amount of $250,000. Such alternative loan/line-of-credit products generally carry interest rates greater than those offered on the Bank’s standard home equity loan products. All the Bank’s home equity lines-of-credit carry an adjustable rate feature and thus reprice monthly based on the movement of a specified index. This rapid repricing feature allows these loans to maintain pace with current market conditions. At December 31, 2002 the Bank had $79.8 million of unused home equity lines of credit.

The Bank intends to enter into a private label agreement, during the second quarter of 2003, with a nationally recognized third party for the purpose of originating lines of credit and fixed rate second mortgages. The loans will be underwritten in accordance with the Bank’s underwriting guidelines for these products. The loans may be sold to the originator under a separate purchase and sale agreement at a predetermined price, or the Bank may elect to retain the originated loans for its own portfolio. Additionally, the loans originated under this program will be serviced by a third party servicer.

Consumer, Student and Other Lending. At December 31, 2002 the Bank’s portfolio of consumer, student and other loans was $98.5 million, or 3.12% of total gross loans, and primarily consisted of private banking, secured and unsecured personal loans, automobile loans, home improvement loans and student loans. Private banking entails offering a wide array of deposit and loan products that are customized to meet the needs of a specific client base, principally composed of entrepreneurs, professionals, senior corporate executives and wealthy individuals. A private banking loan can be either fixed or adjustable-rate, secured or unsecured and typically has a maturity of one year or less, or is payable on demand. Secured personal loans are collateralized with deposits from federally insured financial institutions. Unsecured personal loans are offered with maximum terms of five years and maximum amounts of $15,000. The Bank also offers automobile loans with terms up to five years and $50,000 for a new automobile and four years and $25,000 for a used automobile, depending on the vehicle year. Home improvement loans are offered to homeowners for the purpose of modernization and maintenance of owner-occupied properties for terms up to five years and to a maximum loan amount of $20,000. The Bank offers both subsidized and unsubsidized student loans through a forward purchasing and servicing agreement with the Sallie Mae. Cash cushion loans (checking overdraft protection) are offered in amounts up to $5,000. The Bank also offers Master Card®™ and Visa®™ credit cards through an affinity relationship with MBNA America, which assumes underwriting responsibility and credit risk for all advances.

Automobile Leases. At December 31, 2002, there were $3.2 million of automobile leases outstanding, or 0.10% of total gross loans. The Bank previously had originated, or purchased, leases originated by an unrelated third party, which were secured by automobiles. As of July 30, 1999, the Bank terminated its agreement with the third party and has no plans to originate or purchase automobile leases.

Loan Approval Procedures and Authority. The Board establishes the lending policies and loan approval limits of the Bank. The Board has established an Executive Loan Committee, comprised of rotating members of the Board, to review and approve commercial real estate loans in amounts greater than $5.0 million. Minutes of the meetings of the Executive Loan Committee are provided to the full Board at its regular monthly meetings. The Board has authorized the following persons to approve loans up to the amounts indicated: (a) commercial real estate loans of up to $1.0 million require approval by the applicable Commercial Relationship Officer, plus the Commercial Lending Division Deputy; (b) commercial real estate loans in excess of $1.0 million and up to $2.0 million require approval by a Commercial Relationship Officer and the Senior Commercial Lending Officer; (c) commercial real estate loans in excess of $2.0 million and up to $5.0 million require approval by a Commercial Relationship Officer, the Senior Commercial Lending Officer, and either the Chairman and Chief Executive Officer or the President and Chief Operating Officer of the Bank. Home equity loans, lines of credit, personal loans, and home improvement loans require approval by a Consumer Loan Officer up to a defined maximum amount established by the Board. Loan amounts greater than the defined maximum amount must be countersigned by the Senior Consumer Lending Officer.

With respect to home equity loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by independent credit agencies. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by appraisers approved by the Bank. For proposed mortgage loans, the Board from time to time approves the independent appraisers used by the Bank and the Bank’s appraisal policy. The Bank’s policy is to obtain title and hazard insurance on all mortgage loans, and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes. Any exceptions to the Bank’s underwriting policies must be noted on an underwriting standards checklist and approved in accordance with the loan approval procedures described above.

The Bank subjects all loan commitments for non-residential mortgage loans to an environmental site assessment. “See Environmental Issues.”

Delinquent Loans, Real Estate Owned and Classified Assets

Management and the Board perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent residential and commercial mortgage loans be reviewed, that a delinquency notice be mailed no later than the sixteenth day of delinquency and that a late charge be assessed after 15 days. The Bank’s third party subservicer follows similar delinquency procedures. The Bank’s procedures provide that telephone contact should be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with a borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. It is the Bank’s policy generally to discontinue accruing interest on all loans that are contractually past due 90 days or more or when, in the opinion of management, such suspension is warranted. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (REO) and is recorded at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition. It is the Bank’s policy to require an appraisal of the REO property shortly before foreclosure and, thereafter, to appraise the property on an as-needed basis.

At December 31, 2002 the Bank’s REO, consisted of foreclosed one- to four-family properties totaling $717,000 which were held directly by the Bank or through its subsidiaries formed for the purpose of holding and maintaining such properties. See “Subsidiary Activities.” Bank personnel or independent inspectors generally conduct periodic external inspections on all properties securing loans in foreclosure. Based upon such inspections and appraisals, the Bank will charge-off any loan principal it deems uncollectible at such time. Bank personnel conduct monthly reviews of its foreclosed real estate and periodically adjust the Bank’s valuation allowance, if any, for declines in the estimated fair value of REO. At December 31, 2002 the Bank had no allowance for losses on REO.

The Bank’s policies permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans except that the Bank may loan no more than 80% of the lesser of the appraised value or sales price of the foreclosed property.

Federal regulations and the Bank’s policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess certain other types of weaknesses, are designated as “Special Mention.”

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

A New York State chartered savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Company (FDIC) and New York State Banking Department (NYSBD), either of which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an inter-agency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Company’s financial condition and earnings at that time. Furthermore, although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary under as yet undetermined circumstances.

At December 31, 2002 the Bank had $49.9 million of loans designated as Substandard, consisting of 15 commercial real estate and 66 one- to four-family loans, and no loans classified as Doubtful or Loss. At December 31, 2002 the Bank also had $104.1 million of assets designated as Special Mention, consisting of 20 commercial real estate and 9 one- to four-family loans, which were so designated due to past loan delinquencies.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans and non-performing assets:

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$5,110	$6,353	$8,859	$16,354	$15,662
Commercial real estate	32,894	33,128	830	2,434	2,775
Home equity	223	111	74	79	120
Consumer and other (1)	41	49	17	96	96

Total non-accrual loans	38,268	39,641	9,780	18,963	18,653
Loans contractually past due 90 days or more and still accruing (2)	3,597	5,865	—	—	3,421

Total non-performing loans	41,865	45,506	9,780	18,963	22,074
Real estate owned, net (3)	717	478	293	—	1,176

Total non-performing assets	$42,582	$45,984	$10,073	$18,963	$23,250

Allowance for loan losses as a percent of total loans (4)	1.38%	1.10%	0.99%	1.04%	1.11%
Allowance for loan losses as a percent of total non-performing loans (4)	103.72%	89.29%	414.36%	211.75%	182.15%
Non-performing loans as a percent of total loans (4)	1.33%	1.23%	0.24%	0.49%	0.61%
Non-performing assets as a percent of total assets	0.39%	0.53%	0.13%	0.25%	0.30%

(1)	Includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.
(2)	Amounts shown in 2002 and 2001 are government guaranteed loans.
(3)	REO balances are shown net of related loss allowances, if any.
(4)	Total loans consists of loans receivable held for investment, net, excluding the allowance for loan losses which at December 31, 2002, 2001, 2000, 1999 and 1998 was $43.4 million, $40.6 million, $40.5 million, $40.2 million and $40.2 million, respectively.

The principal balance of non-accrual loans was $38.3 million, $39.6 million and $9.8 million at December 31, 2002, 2001 and 2000, respectively. Interest income that would have been recorded if these loans had been performing in accordance with their original terms aggregated $3.0 million, $1.6 million and $596,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Actual interest income recorded on these non-accrual loans was $65,000, $1.2 million and $490,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Non-accrual loans at December 31, 2002 include two large commercial credits added to non-accrual status during the fourth quarter 2001. The first commercial credit consists of loans totaling $13.3 million secured by four commercial properties in the New York Metropolitan area. As a preferred alternative to pursuing foreclosure, the Bank, the borrowers’ other creditors and the chapter 11 debtors reached agreement on a plan that provided for the prompt sale of all of the properties securing the Bank’s loans and full repayment of all sums owed to the Bank under its notes, with consideration in excess of that amount being paid to the subordinated secured creditors. During the first quarter of 2003, three of the four collateral properties were sold, generating $11.1 million in proceeds which were entirely utilized to reduce this non-performing credit to $2.2 million. In consideration for the Bank’s agreement to release the borrower’s principals from liability for the debt, the borrowers transferred title to the fourth remaining property to a subsidiary of the Bank by deed-in-lieu of foreclosure and assigned to such subsidiary all of the borrower’s rights under a certain contract for the sale of the property to a third party, which is expected to close during the first quarter of 2003.

The second credit is an $18.8 million loan secured by two assisted living facilities in the New York Metropolitan area. A court-appointed receiver has operated the facilities since the commencement of the borrowers’ consolidated bankruptcy filing in November 2001 and has improved the facilities’ cash flows and profitability since that time. Concurrently, the facilities are actively being marketed for sale. Independent third parties have valued the facilities in excess of $16.0 million and, based upon such independent opinion of values, management believes it has allocated an appropriate amount of the allowance for loan losses to this credit.

Allowance for Loan Losses

The Company’s formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans or otherwise as management deems necessary. Such analyses primarily involve multi-family, commercial real estate and construction and development loans. The result of these individual analyses is the allocation of the overall allowance for loan losses to specific allowances for individual loans, including both loans considered impaired and non-impaired.

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

current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter three sub-pools are considered to be “classified” by the Company). For each sub-pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in each sub-pool. These ranges are based upon a number of factors, including the risk characteristics of the sub-pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms, and the relative seasoning of the sub-pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

The Company’s allowance for loan losses also takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company’s local and other lending areas.

As of December 31, 2002 the Bank’s allowance for loan losses was $43.4 million, or 1.38% of loans and 103.72% of total non-performing loans, as compared to $40.6 million, or 1.10% of total loans and 89.29% of total non-performing loans, as of December 31, 2001. A significant factor supporting management’s decision to increase the allowance for loan losses in 2002 was the migration of the loan portfolio toward higher risk commercial real estate, construction and multi-family loans. The Bank had total non-performing loans of $41.9 million and $45.5 million at December 31, 2002 and 2001, respectively, and non-performing loans to total loans ratio of 1.33% and 1.23%, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio. No assurance can be given that the Bank’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by it or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future change its level of loan loss allowance as a percentage of total loans and non-performing loans based on, among other things, increases in the level of multi-family, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD periodically review the Bank’s allowance for loan losses as part of their examination processes. Such agencies, from time to time, may require the Bank to make changes to provisions for loan losses based upon judgments that may differ from those of management.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of year	$40,634	$40,524	$40,155	$40,207	$38,946
Provision for loan losses	3,000	850	1,000	—	1,500
Charge-offs:
Real estate loans:
One-to four-family	6	52	463	25	187
Commercial real estate	—	508	199	—	387
Consumer and other loans	271	261	231	170	128

Total charge-offs	277	821	893	195	702

Recoveries:
Real estate loans:
One-to four-family	—	32	5	96	55
Commercial real estate	—	—	213	5	330
Consumer and other loans	64	49	44	42	78

Total recoveries	64	81	262	143	463

Net charge-offs	(213)	(740)	(631)	(52)	(239)

Balance at end of year	$43,421	$40,634	$40,524	$40,155	$40,207

Ratio of net charge-offs during the year to average total loans outstanding during the year	0.01%	0.02%	0.02%	0.00%	0.01%

The following tables set forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans (including loans held-for-sale) in each of the categories listed at the dates indicated:

	At December 31,
	2002			2001
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$6,354	14.63%	41.21%	$11,119	27.36%	62.06%
Multi-family	3,195	7.36	10.69	4,862	11.97	4.71
Commercial real estate	7,630	17.57	25.36	4,900	12.06	17.06
Construction and development	20,735	47.75	13.41	13,342	32.84	8.47
Home equity/second mortgage	825	1.90	6.11	614	1.51	4.75
Consumer and other (1)	3,772	8.69	3.22	2,753	6.77	2.95
Unallocated	910	2.10	—	3,044	7.49	—

Total allowance for loan losses	$43,421	100.00%	100.00%	$40,634	100.00%	100.00%

	At December 31,
	2000			1999			1998
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$16,978	41.90%	74.88%	$16,144	40.20%	76.14%	$17,823	44.34%	76.09%
Multi-family	762	1.88	2.53	1,444	3.60	2.29	1,662	4.13	2.29
Commercial real estate	8,148	20.11	12.85	7,054	17.57	12.57	11,223	27.91	13.11
Construction and development	8,458	20.87	3.40	6,875	17.12	2.77	5,984	14.88	2.75
Home equity/second mortgage	572	1.41	3.77	486	1.21	3.57	794	1.97	3.11
Consumer and other (1)	1,886	4.65	2.57	1,168	2.91	2.66	804	2.00	2.65
Unallocated	3,720	9.18	—	6,984	17.39	—	1,917	4.77	—

Total allowance for loan losses	$40,524	100.00%	100.00%	$40,155	100.00%	100.00%	$40,207	100.00%	100.00%

(1)	Consumer and other loans includes private banking, personal secured, personal unsecured, modernization, business, automobile and passbook loans.

Environmental Issues

The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, such risks also may be present for loans secured by residential real estate if environmental contamination makes collateral property unsuitable for use. The Bank attempts to control such risk by requiring that an appropriate environmental site assessment be completed as part of its underwriting review for all non-residential mortgage applications. In addition, the Bank’s policy is to maintain ownership of specific commercial real estate properties acquired by it in separately incorporated subsidiaries.

Securities Investment Activities

The Company’s and the Bank’s Boards set the securities investment policy of the Company and the Bank, respectively. Such policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements of the respective entity and potential return on the investments, among other things. In pursuing these objectives, the Company and the Bank consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Boards of the Company and Bank have established Investment Committees comprised of five directors and the Investment Officer to supervise their respective securities investment programs. The respective Investment Committees meet periodically and evaluate all investment activities for safety and soundness, evaluate the Company’s and the Bank’s respective investment policies and their objectives for the future periods. The Bank’s Investment Officer is responsible for making securities investment portfolio decisions for the Company and the Bank in accordance with their respective policies. While the Investment Officer has the authority to conduct trades within specific guidelines established by the Company’s and the Bank’s investment policies, all transactions are periodically reviewed by the respective Investment Committees and are reported to the respective Boards on a monthly basis.

At December 31, 2002 the Company’s policy generally limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equities (including trust preferred securities). In addition, the Company’s policy permits investments in mortgage-backed and mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (GNMA) and Collateralized Mortgage Obligations (CMOs). The Company’s current securities investment strategy is to de-emphasize its investment in U.S. Government obligations, corporate debt and municipal bonds and to emphasize the purchase of mortgage-backed and mortgage related securities and government agency securities.

At December 31, 2002 the Company had $7.31 billion in securities, consisting primarily of mortgage-backed and mortgage related securities, government agency securities and trust preferreds, as compared to $4.57 billion at December 31, 2001. Upon the purchase of an investment security, the Bank and the Holding Company will make a determination as to the classification of the security. However, the Bank and the Holding Company currently do not purchase securities with the intention of trading them, nor does the Bank or the Holding Company maintain a trading portfolio. As of December 31, 2002 the Company had $6.94 billion, or 63.0% of its total assets, classified as available-for-sale securities with an average life of 1.37 years and $374.8 million, or 3.4% of its total assets, classified as held-to-maturity securities with an average life of 0.66 years. During the years ended December 31, 2002 and 2001 the Company designated all newly-purchased securities as available-for-sale, except for $371.5 million of government agency securities purchased during the later half of 2002.

Mortgage-Backed and Mortgage Related Securities. The Company purchases mortgage-backed and mortgage related securities in order to: (a) generate positive interest rate spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA and GNMA; (c) utilize these securities as collateral for borrowings; and (d) increase the liquidity of the Company. The Company has primarily invested in mortgage-backed and mortgage related securities issued or sponsored by GNMA, FHLMC and FNMA. The Company also invests in CMOs issued or sponsored by private issuers. During the year ended December 31, 2002 the Company purchased a $14.8 million securitized group of mortgages that are guaranteed by the State of New York Mortgage Association.

At December 31, 2002 mortgage-backed and mortgage related securities totaled $5.42 billion, or 49.2% of total Company assets, all of which all was classified as available-for-sale. At December 31, 2002, 99.1% of mortgage-backed and mortgage related securities were fixed-rate and 0.9% were adjustable-rate. The mortgage-backed and mortgage related securities portfolio had coupon rates ranging from 2.6% to 12.5% and had a weighted average yield of 5.67% at December 31, 2002.

At December 31, 2002 the Company’s CMO portfolio, all of which was classified as available-for-sale, totaled $5.21 billion, or 47.2% of total Company assets, and consisted of $4.91 billion of such securities issued by government sponsored agencies and $299.6 million issued by private issuers, including nationally recognized mortgage conduits. It is the policy of the Bank to limit its purchases of privately issued CMOs to non-high risk securities rated not less than “AAA” by at least two nationally recognized rating agencies and having an average life of seven years or less. The Bank also limits the amount of such investments to no more than $100 million per transaction, 10% of the Bank’s total assets for any single issuer and 35% of its total CMO portfolio. For government sponsored CMOs, the Bank’s policy limits such investments to non-high risk securities that have an average life of ten years or less and limits the amount of such investments to no more than $100 million per transaction. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates as compared with standard 30-year fixed-rate securities. At December 31, 2002 the Company’s CMO portfolio had an average estimated life of 0.40 years and a weighted average yield of 5.61%.

Debt Securities. At December 31, 2002 the Company’s debt securities portfolio totaled $1.25 billion, or 11.4% of total assets, of which $877.3 million was classified as available-for-sale and $374.8 million was classified as held-to-maturity. The Company’s investment in debt securities is comprised primarily of investments in U.S. government agency securities and municipal securities. As of December 31, 2002, the Company had a $1.0 million investment in U.S. denominated bonds of foreign entities.

U.S. Government and Agency Obligations. At December 31, 2002 the Company did not have any investment in U.S. Government securities. At December 31, 2002 the Company’s U.S. Government agency securities portfolio totaled $1.25 billion, of which $374.8 million was classified as held-to-maturity and $871.4 million of which was classified as available-for-sale and consisted of callable zero coupon bonds and fixed and adjustable callable debentures. The Company’s callable zero coupon bonds and callable debentures generally are callable after one year and in six-month intervals thereafter. The current policy of the Bank limits the purchase of agency debt obligations to maturities of 30 years or less and to no more than $100 million per transaction. Purchases of structured notes and zero coupon bonds are limited to $50 million per transaction and are limited to no more than 15% of the Bank’s total assets on a combined basis.

Municipal Bonds. At December 31, 2002 the Company’s municipal bond portfolio totaled $4.9 million, all of which was classified as available-for-sale. Such securities are comprised of general obligation bonds (i.e., obligations backed by the general credit of the issuer). All of the Company’s municipal bonds are currently rated investment grade by at least one national rating agency. At December 31, 2002 the municipal bond portfolio had an average life of approximately 22.8 years and a weighted average yield of 7.86%. Certain interest earned on municipal bonds is exempt from income taxes.

Equity Securities. At December 31, 2002 the Company’s equity securities portfolio totaled $642.9 million, all of which was classified as available-for-sale. At December 31, 2002 the Bank’s equity securities portfolio totaled $474.9 million and the Holding Company’s equity securities portfolio totaled $168.0 million. At December 31, 2002 the Company’s equity securities portfolio consisted of common and preferred stocks and trust preferred securities. Also included in the Company’s equity securities at December 31, 2002 is $12.5 million invested in stock mutual funds. The majority of the Company’s preferred stock portfolio of $148.1 million is redeemable by the issuers pursuant to the terms of such stock, generally after a three to five year holding period. The Company benefits from its investment in common and preferred stocks due to tax deductions received in connection with dividends paid by corporate issuers on equity securities.

The Bank’s investment policy limit for its common and preferred stock investments is 5% and 7.5%, respectively, of the Bank’s total assets and allows for the purchase of common and preferred stock with a single issuer limitation of 1% of the Bank’s total assets. At December 31, 2002 the Bank’s policies permitted the purchase of preferred stock rated “Baa” or better by at least one national rating agency, with a 1% limitation on the purchase of preferred stock of any single issuer.

The Bank’s investment policy limits investment in capital notes or trust preferreds, issued primarily by financial institutions, to 1% of the Bank’s total assets in any single issuer and 7.5% of the Bank’s total assets. In addition, such investment can only be of investment grade. These securities represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. In order to offset the higher degree of risk, management focuses primarily on, but not limited to, securities issued by New York metropolitan area institutions. At December 31, 2002, the Bank owned $313.2 million and the Holding Company owned $162.9 million of trust preferreds, respectively.

Other Investment Activities. During the second quarter of 2000, the Bank purchased a $100.0 million Bank Owned Life Insurance policy (BOLI). The BOLI policy was implemented to offset future employee benefit costs. The purchase of the BOLI policy, and its increase in cash surrender value, is classified in “other assets” in the Company’s consolidated statements of financial condition. The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in “other income” in the Company’s consolidated statements of income.

During 2000, O.B. Ventures, LLC, a subsidiary of the Holding Company, made an initial $25.0 million investment, which was classified as “other assets” in the Company’s consolidated statements of financial condition, in a real estate joint venture with the Holiday Organization of Westbury, New York, in The Hamlet on Olde Oyster Bay, L.L.C. In return for its investment in the joint venture the Company received a preferred return of 9.5%. This joint venture was for the development a residential community in the Town of Oyster Bay, New York. The Company also receives a 50% share of the residual profits, which is classified as “other income” in the Company’s consolidated statements of income. For the years ended December 31, 2002 and 2001, 275 units and 81 units, respectively, were delivered at a profit to the Company of $17.5 million and $6.3 million, respectively. As of December 31, 2002, the remaining 14 units are expected to be delivered during the first quarter of 2003.

During 2002, Mt. Sinai Ventures, LLC, a subsidiary of the Holding Company, made an initial $25.0 million investment, which is classified as “other assets” in the Company’s consolidated statements of financial condition, at a preferred return of 1.0% over the Prime rate, in a real estate joint venture with the Holiday Organization of Westbury, New York, in The Hamlet at Willow Creek Development Co. L.L.C. This joint venture is for the development a residential golf course community in Mount Sinai, New York. The Company will also receive a 50% share of the residual profits. As of December 31, 2002, no units have been delivered in connection with this joint venture. The Company anticipates that unit delivery will begin during the latter part of the third quarter of 2003.

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s debt, equity, mortgage-backed and mortgage related securities at the dates indicated:

	At December 31, 2002		At December 31, 2001		At December 31, 2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held-to-maturity:
U.S. Government agency securities, net	$374,763	$377,393	$—	$—	$—	$—

Available-for-sale:
Debt securities, net:
U. S. Government obligations	$—	$—	$1,000	$1,020	$41,055	$41,328
U. S. Government agency securities	868,416	871,394	355,255	349,725	666,285	665,551
State, county and municipal	4,478	4,859	4,470	4,950	4,463	4,865
Other	1,000	1,000	—	—	—	—

Total debt securities, net	873,894	877,253	360,725	355,695	711,803	711,744
Equity securities, net:
Preferred and common stock	166,616	154,332	135,998	120,153	201,721	183,044
Trust preferreds	479,808	476,102	533,823	514,813	218,951	182,385
Other	14,808	12,500	14,556	14,067	9,040	9,538

Total equity securities, net	661,232	642,934	684,377	649,033	429,712	374,967

Total debt and equity securities, net	1,535,126	1,520,187	1,045,102	1,004,728	1,141,515	1,086,711

Mortgage-backed and mortgage related securities, net:
FHLMC pass-through securities	67,901	72,943	353,911	359,212	140,187	143,851
GNMA pass-through securities	84,705	90,153	495,152	504,475	718,480	722,809
FNMA pass-through securities	32,847	34,841	57,274	58,948	140,561	141,301
CMOs	5,196,677	5,206,006	2,659,691	2,638,219	1,112,595	1,082,022
Whole loan state agency	14,763	14,763	—	—	—	—

Total mortgage-backed and mortgage related securities, net	5,396,893	5,418,706	3,566,028	3,560,854	2,111,823	2,089,983

Total securities available-for-sale	$6,932,019	$6,938,893	$4,611,130	$4,565,582	$3,253,338	$3,176,694

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio as of December 31, 2002:

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity securities:
U. S. Government agency securities, net	$—	—%	$—	—%	$—	—%	$374,763	6.96%	$374,763	6.96%

Available-for-sale securities:
Mortgage-backed and mortgage related securities, net:
FHLMC pass-through securities	$—	—%	$—	—%	$—	—%	$72,943	7.68%	$72,943	7.68%
GNMA pass-through securities	—	—	132	10.23	1,896	10.46	88,126	6.89	90,154	6.97
FNMA pass-through securities	—	—	—	—	—	—	34,841	7.22	34,841	7.22
CMOs	—	—	382	8.00	204	6.00	5,205,419	5.61	5,206,005	5.61
Whole loan state agency	—	—	—	—	—	—	14,763	6.45	14,763	6.45

Total mortgage-backed and mortgage related securities, net	—	—	514	8.57	2,100	10.03	5,416,092	5.67	5,418,706	5.67

Debt securities, net:
U. S. Government agency securities	—	—	—	—	—	—	871,394	5.29	871,394	5.29
State, county and municipal bonds	—	—	—	—	—	—	4,859	7.86	4,859	7.86
Other	—	—	1,000	5.60	—	—	—	—	1,000	5.60

Total debt securities, net	—		1,000	5.60	—	—	876,253	5.31	877,253	5.31

Equity securities, net (1):
Preferred and common stock	—	—	—	—	—	—	154,332	5.39	154,332	5.39
Trust preferreds	—	—	—	—	—	—	476,102	5.96	476,102	5.96
Other	—	—	—	—	—	—	12,500	2.25	12,500	2.25

Total equity securities, net	—	—	—	—	—	—	642,934	5.75	642,934	5.75

Total securities available-for-sale	$—		$1,514	6.61	$2,100	10.03	$6,935,279	5.63	$6,938,893	5.63

(1)	As equity securities have no contractual maturities, they are classified in the “More than Ten Years” category.

Sources of Funds

General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of securities and proceeds from maturing securities are the primary sources of the Company’s funds for use in lending, investing and for other general corporate purposes. The Company also utilizes borrowed funds, primarily reverse-repurchase agreements, FHLB advances and other borrowings, to fund its operations.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. At December 31, 2002 the Bank’s deposit accounts consisted of savings accounts (including school savings and club accounts), Super NOW and NOW accounts, checking accounts, money market accounts and certificates of deposit. The Bank offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts and other qualified plan accounts.

At December 31, 2002 the Bank’s deposits totaled $5.71 billion. At December 31, 2002 the balance of core deposits (savings, Super NOW and NOW, money market and non-interest-bearing demand accounts) totaled $2.58 billion, or 45.20% of total deposits. At December 31, 2002 the balance of certificates of deposit totaled $3.13 billion, or 54.80% of total deposits. At December 31, 2002 $1.78 billion of certificates of deposit had maturities of one year or less. Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors the activity of the Bank’s certificate of deposit accounts and, based on historical experience and the Bank’s current pricing strategy, believes it will retain a large portion of such accounts upon maturity.

The flow of deposits is influenced by, among other things, general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

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

The Bank has authorized the utilization of brokers to obtain deposits to fund its activities and has entered into several relationships with nationally recognized retail brokerage firms to accept deposits sold by such firms. Depending on market conditions, the Bank may use such brokered deposits from time to time to fund asset growth and manage interest rate risk. The Bank’s policies limit the amount of brokered deposits that it may have at any time to 25% of total deposits. During 2002 the Bank acquired $192.1 million of brokered certificates with a weighted average rate of 2.45%. These brokered certificates have original maturities ranging from three months to four years. At December 31, 2002, the Bank had a total of $224.9 million in brokered deposits, representing 3.9% of total deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands)
Net deposits to (withdrawals from) deposit accounts	$1,096,015	$241,306	$(135,505)
Interest credited on deposit accounts	128,068	168,680	166,674

Total increase in deposit accounts	$1,224,083	$409,986	$31,169

At December 31, 2002 the Bank had $756.2 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$117,860	1.97%
Over three through six months	79,054	2.64
Over six through 12 months	210,469	2.23
Over 12 months	348,835	4.12

Total	$756,218	3.11

The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Average balances for the periods presented utilize average daily balances.

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in thousands)
Money market accounts	$571,847	11.15%	2.17%	$321,728	7.43%	3.12%	$239,525	5.94%	4.39%
Savings accounts	1,053,347	20.53	1.10	897,122	20.74	1.63	925,293	22.96	1.90
Super NOW and NOW accounts	280,997	5.48	0.62	218,055	5.04	1.34	168,708	4.19	1.86
Non-interest-bearing demand accounts	201,365	3.93	—	157,289	3.64	—	142,690	3.54	—

Total	2,107,556	41.09	1.22	1,594,194	36.85	1.73	1,476,216	36.63	2.11

Certificates of deposit	3,022,106	58.91	3.48	2,732,065	63.15	5.20	2,554,147	63.37	5.63

Total average deposits	$5,129,662	100.00%	2.55	$4,326,259	100.00%	3.92	$4,030,363	100.00%	4.34

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated:

	Period to Maturity from December 31, 2002						At December 31,
	One Year or Less	Greater Than One to Two Years	Greater Than Two to Three Years	Greater Than Three to Four Years	Greater Than Four to Five Years	Greater Than Five Years	2002	2001	2000
	(In thousands)
Certificates of deposit:
0 to 3.00%	$1,493,676	$240,104	$15,821	$198	$133	$1	$1,749,933	$720,223	$150
3.01 to 4.00%	118,159	326,871	100,274	1,289	27,380	132	574,105	889,839	—
4.01 to 5.00%	86,554	50,029	83,403	115,752	135,817	21,166	492,721	652,353	53,702
5.01 to 6.00%	65,236	33,053	1,801	5,653	86,308	53,211	245,262	345,696	1,335,495
6.01 to 7.00%	10,041	30,321	9,873	2,954	2,710	1,499	57,398	134,187	1,238,341
7.01 to 8.00%	1,737	6,525	1,232	88	—	—	9,582	14,277	18,340
Over 8.01%	2	408	13	—	35	10	468	162	1,839

Total	$1,775,405	$687,311	$212,417	$125,934	$252,383	$76,019	$3,129,469	$2,756,737	$2,647,867

Borrowed Funds. The Company’s primary source of borrowings consists of reverse-repurchase agreements entered into with nationally recognized securities brokerage firms and FHLB advances, and to a lesser extent, unsecured senior notes. At December 31, 2002 the Company had outstanding $2.95 billion, $1.38 billion and $189.7 million of reverse-repurchase agreements, FHLB advances and unsecured senior notes, respectively.

Reverse-repurchase agreements are contracts for the sale of securities owned or borrowed by the Company with an agreement to repurchase those securities at an agreed upon price and date. Historically, the Company has entered into reverse-repurchase agreements as a method of providing the Company with cost effective funding in periods where its need for funds exceeded the amount of funds provided by its deposit gathering activities. Currently, the Company utilizes such reverse-repurchase agreements in periods when the Company can generate securities investments with yields in excess of its cost of such borrowing. At December 31, 2002 the Company’s policies limited the use of reverse-repurchase agreements to maturities of overnight to thirty years. The collateral for such borrowings consists of U.S. agency obligations, mortgage-backed or trust preferred securities. The security brokers utilized for borrowing transactions are subject to an ongoing financial review in order to ensure the selection of only those dealers whose financial strength will minimize the risk of principal loss due to default. This review is done internally and/or by qualified third parties. Additionally, a Public Securities Association Master Repurchase Agreement must be executed and on file for each dealer selected. The average balance of the Company’s reverse-repurchase agreements was $2.45 billion for the year ended December 31, 2002.

Pursuant to a blanket collateral agreement with the FHLB, advances and overnight line of credit borrowings are secured by a pledge of certain eligible collateral, including one- to four-family mortgage loans and mortgage-backed securities, in an amount equal to 110% of outstanding advances.

On November 21, 2001 the Company issued $75.0 million of 7.50% unsecured senior notes with a maturity date of December 1, 2008. Interest on such notes is paid semi-annually on June 1 and December 1 of each year, beginning June 1, 2002. In connection with this $75.0 million offering the Company capitalized $1.6 million of associated costs and are being amortized generally over the life of the borrowing. For the years ended December 31, 2002 and 2001, $300,000 and $33,000, respectively, of such costs have been amortized and are reflected as interest expense on borrowings in the accompanying consolidated statements of income. The proceeds of such offering were used for general corporate purposes including the repurchase of the Company’s common stock, the payment of dividends on the Company’s common stock, the funding of investments in the Company’s subsidiaries and the repayment of indebtedness.

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interests in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At December 31, 2002 the distribution rate was 5.36%. The proceeds of such offering were used for general corporate purposes including the repurchase of the Company’s common stock, the payment of dividends on the Company’s common stock and the repayment of indebtedness.

On November 13, 2002 the Company issued $115.0 million of 5.75% unsecured senior notes, at a price of 99.785%, and a maturity date of November 15, 2007. Interest on such notes is paid semi-annually on May 15 and November 15 of each year, beginning May 15, 2003. In connection with this $115.0 million offering the Company capitalized $1.5 million of associated costs and are being amortized generally over the life of the borrowing. For the year ended December 31, 2002, $44,000 of such costs were amortized and is reflected as interest expense on borrowings in the accompanying consolidated statement of income. The proceeds of such offering were used for general corporate purposes including the repurchase of the Company’s common stock, the payment of dividends on the Company’s common stock and the repayment of indebtedness.

In addition, the Company has the ability to issue an additional $10.0 million in debt and other securities, with rates and terms to be determined, pursuant to the Company’s $200.0 million shelf registration filed with the SEC during 2001.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	At or For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Other borrowings (FHLB advances):
Average balance outstanding during the year	$1,576,913	$1,566,403	$683,584
Maximum amount outstanding at any month end during the year	1,727,806	2,007,807	902,913
Balance outstanding at end of year	1,380,801	1,687,806	782,411
Weighted average interest rate during the year	5.05%	5.15%	6.34%
Weighted average interest rate at end of year	5.01	4.94	6.02
Reverse-repurchase agreements:
Average balance outstanding during the year	$2,451,118	$1,580,050	$2,078,967
Maximum amount outstanding at any month end during the year	3,995,299	1,856,284	2,226,662
Balance outstanding at end of year	2,948,587	1,757,489	2,072,614
Weighted average interest rate during the year	4.36%	5.74%	5.95%
Weighted average interest rate at end of year	3.56	4.60	5.98
Unsecured senior notes:
Average balance outstanding during the year	$90,406	$8,424	—
Maximum amount outstanding at any month end during the year	189,759	75,000	—
Balance outstanding at end of year	189,759	75,000	—
Weighted average interest rate during the year	7.58%	7.81%	—
Weighted average interest rate at end of year	6.44	7.50	—
Total borrowed funds:
Average balance outstanding during the year	$4,118,437	$3,154,877	$2,762,551
Maximum amount outstanding at any month end during the year	5,565,856	3,520,295	2,913,647
Balance outstanding at end of year	4,519,147	3,520,295	2,855,025
Weighted average interest rate during the year	4.69%	5.45%	6.05%
Weighted average interest rate at end of year	4.12	4.82	5.99

Savings Bank Life Insurance

Effective as of January 1, 2000, in connection with a New York State approved restructuring of the Savings Bank Mutual Life Insurance Company, Inc. into the Mutual Life Insurance Company of New York Inc. (now known as SBLI USA Mutual Life Insurance Company, Inc., referred to herein as SBLI Co.), the Bank restructured its Savings Bank Life Insurance (SBLI) Department.

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

Subsidiary Activities

Roslyn Capital Corp. Roslyn Capital Corp. (RCC) is a wholly-owned subsidiary of the Bank organized on April 1, 1997 for the purpose of investing in mortgage related assets as a real estate investment trust. On that date the Bank transferred to RCC certain one- to four-family residential mortgage loans, commercial real estate loans and mortgage-backed securities including certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of RCC.

Roosevelt Asset Funding Corp. Roosevelt Asset Funding Corp. (RAFC), a wholly-owned subsidiary of the Bank, is a real estate investment trust which was incorporated in the State of Delaware on April 28, 1997 for the purpose of investing in mortgage related assets as a real estate investment trust. On that date the Bank transferred to RAFC certain one- to four-family residential mortgage loans, commercial real estate loans and mortgage-backed securities including certain associated assets and liabilities. In return, the Bank received shares of common and preferred stock of RAFC.

RSB Agency, Inc. RSB Agency, Inc. (Agency), a wholly-owned subsidiary of the Bank incorporated in 1983, is engaged in the sale of life insurance and the collection of commissions for previously-issued life insurance policies. Agency is also currently active in the sale of annuities, mutual funds and other financial services products for which it receives commissions from third parties.

Roslyn National Mortgage Corporation. RNMC, a wholly-owned subsidiary of the Bank, was engaged in the origination, sale and servicing of one- to four-family loans during the period from August 1995 to on or about September 1, 2000. RNMC was formed in connection with the Bank’s acquisition of certain assets and liabilities of a company formerly known as Residential Mortgage Banking, Inc. (RMBI). During 2000, RNMC discontinued all of its mortgage loan origination and related operations and was divested of its assets relating to that business. Following the completion of activities necessary to fully unwind its previous mortgage lending operations, it is expected that RNMC’s only operations will consist of paying the expenses under a lease agreement for its former headquarters space in Melville, New York and collecting rental income under certain sublease agreements it has made for such space. It is anticipated that the income from such subleases will substantially offset the corresponding rental expense under the paramount lease.

O.B. Ventures Corp. O.B. Ventures Corp. (OBV), a wholly-owned subsidiary of the Holding Company, was established on April 11, 2000. OBV was a joint venture partner with The Holiday Organization of Westbury, New York in The Hamlet on Olde Oyster Bay, L.L.C. The purpose of the joint venture is to develop, construct and sell a 370 unit residential community located in the Town of Oyster Bay, New York. On December 28, 2001, OBV merged with and into O.B. Ventures, LLC, a New York limited liability company, with O.B. Ventures, LLC as the surviving entity.

O.B.Ventures, LLC O.B. Ventures, LLC (OBV, LLC), a New York limited liability company and a wholly-owned subsidiary of the Holding Company, was established on December 28, 2001. OBV, LLC is the surviving joint venture partner with The Holiday Organization of Westbury, New York, in The Hamlet on Olde Oyster Bay, L.L.C. following its merger on December 28, 2001 with OBV.

RNMC Re, Inc. RNMC Re, Inc. (RRI), a wholly-owned subsidiary of the Holding Company, was established in December 1999. RRI was organized as a captive re-insurance company in the State of Vermont. RRI reinsures mortgage impairment policies underwritten by principal carriers. The subsidiary retains a portion of the risks associated with such policies in consideration for a percentage of the premiums paid. The individual loans covered by these policies were originated by RNMC.

Mt. Sinai Ventures, LLC Mt. Sinai Ventures LLC (MSV), a wholly-owned subsidiary of the Holding Company, was established on March 7, 2002. MSV is a joint venture partner with The Holiday Organization of Westbury, New York in The Hamlet at Willow Creek Development Co. L.L.C. The purpose of the joint venture is to develop, construct and sell a 177 unit residential golf course community in Mount Sinai, New York.

Roslyn Preferred Trust I Roslyn Preferred Trust I (RPT I) a Delaware statutory business trust and a wholly-owned subsidiary of the Holding Company, was established on March 20, 2002. RPT I was formed for the exclusive purpose of issuing guaranteed preferred beneficial interests in Junior Subordinated Debentures and using the proceeds to acquire $64.9 million in Junior Subordinated Debentures due April 1, 2032 issued by the Holding Company. On March 20, 2002 RPT I issued $63.0 million aggregate liquidation amount of floating rate securities due April 1, 2032.

Other Subsidiaries. The Bank has seven other wholly-owned subsidiaries. Blizzard Realty Corp., BSR 1400 Corp. and 1400 Corp. are periodically used to hold REO. In addition, BSR 1400 Corp. holds Bank facilities and leases thereon. Residential Mortgage Banking, Inc. was established in connection with the transaction between the Bank and RMBI and has been inactive since that time. Bellingham Corp., Old Northern Co. Ltd. and VBF Holding Corporation currently are inactive subsidiaries. The Holding Company has four other subsidiaries, Roslyn Capital Trust I, II, III and IV. Such subsidiaries are Delaware statutory business trusts and are currently inactive.

Personnel

As of December 31, 2002 the Bank had 672 full-time employees and 216 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

The Bank is a New York State chartered stock savings bank, and, its deposit accounts are insured up to applicable limits by the FDIC as a member of the Bank Insurance Fund (BIF). The Bank is subject to extensive regulation by the NYSBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to assess the Bank’s financial condition and compliance with various regulatory requirements. The regulations and supervision establish a framework of activities in which a savings bank can engage and are intended primarily for the protection of the insurance fund and depositors and are not intended for the protection of stockholders and other creditors. The regulatory structure in which the Bank operates also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS, the NYSBD and SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations or their effect on the Bank and the Company.

New York State Law

The Bank derives its lending, investment and other authority primarily from the applicable provisions of

New York State Banking Law and the regulations of the NYSBD, as limited by FDIC regulations. The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Under New York State Banking Law, a New York State chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. Additionally, the approval of the New York Superintendent of Banks (the Superintendent) is required if the total of all dividends declared in a calendar year would exceed the total of the institution’s net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments and any waivers granted.

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

Assessments. Savings banks are required to pay assessments to fund NYSBD operations. Assessments paid by the Bank for the fiscal year ended December 31, 2002 totaled $249,000.

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a savings bank’s capital into two tiers. The first tier (Tier I) includes stockholders’ equity (excluding net unrealized gains and losses on available-for-sale securities, except net unrealized losses on equity securities with readily determinable fair values, net of tax), certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Recent regulatory amendments also require the deduction from Tier I capital of a percentage of the carrying value of certain non-financial equity investments acquired after March 13, 2000. Supplementary (Tier II) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt, up to 45% of pre-tax net unrealized holding gains on available-for-sale equity securities with readily determinable market values and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

In addition, FDIC regulations prescribe a minimum Tier I leverage ratio (Tier I capital to adjusted total average assets as specified in the regulations) of 3% for banks that meet certain specified criteria, including that the institution shall have received the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

The following is a summary of the Bank’s regulatory capital at December 31, 2002:

GAAP Capital to Total Assets	5.50%
Total Capital to Risk-Weighted Assets	13.15%
Tier I Leverage Ratio	5.28%

The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take account of the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The agencies issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

Standards for Safety and Soundness. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the Guidelines) to implement safety and soundness standards. The Guidelines set forth the standards that the federal banking agencies, including the FDIC, use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standards.

Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Bank’s payment of dividends also is restricted in the event a dividend would impair the liquidation account established in connection with the Conversion. As indicated above, the Bank is also subject to dividend declaration restrictions imposed by New York State law.

Investments and Activities

The activities as principal of all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited by federal law to those activities of the type and in the amount authorized for national banks, notwithstanding state law. Applicable regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell life insurance, annuities, mutual funds and similar financial products. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that are not permissible for national banks (other than non-subsidiary equity investments) if the institution met all applicable capital requirements and if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996 pursuant to an FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements, the severity of which depends upon the degree of under capitalization.

An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan to their primary regulator. A bank’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and limits on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions also may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exceptions, the appointment of a receiver or conservator is required for a “critically undercapitalized” institution within 270 days after it obtains such status.

Transactions with Affiliates

Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate is limited to an amount equal to 10% of such savings bank’s capital stock and surplus. There is an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Federal law also establishes specific collateral requirements for loans or extensions of credit to, guarantees or, acceptances on letters of credit issued on behalf of an affiliate. A federal statute also requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or no less favorable to the savings bank, or its subsidiary, as, similar transactions with non-affiliated parties.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However the Sarbanes-Oxley Act contains a specific exemption for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Federal law restricts a savings bank with respect to loans to directors, certain executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, more than 10% of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total capital and surplus. Loans above certain amounts to directors, certain executive officers, and stockholders who control more than 10% of a stock savings bank, and their respective related interests, must be approved in advance by a majority of the Board of the savings bank. Loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places additional limitations on loans to certain executive officers.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. Under this system the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized, and each category has three supervisory subcategories, or supervisory subgroups. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation conducted by the institution’s primary federal regulator, and on information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory subgroup to which it is assigned. Assessment rates currently range from zero basis points to 27 basis points of assessable deposits. As of December 31, 2002 the Bank’s assessment rate was zero basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank, along with all other FDIC-insured institutions, is also required to share in payments on financing certain FDIC debt. Such payments during 2002 approximated 1.7 basis points of assessable deposits. The Bank’s overall insurance premiums were $881,000 during fiscal 2002.

Under the Federal Deposit Insurance (FDI) Act, insurance of an institution’s deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their net transaction accounts (primarily checking accounts). For 2003, the Federal Reserve Board regulations require that reserves be maintained against net transaction accounts as follows: the first $6.0 million of otherwise reservable balances are exempt from reserve requirements; a three percent reserve ratio will be assessed on net transaction accounts over $6.0 million to and including $42.1 million; a ten percent reserve ratio will be applied to net transaction accounts above $42.1 million. The Bank is currently in compliance with the foregoing requirements.

Holding Company Regulation

The Company is regulated as a non-diversified unitary savings and loan holding company under applicable federal law. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. This authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The Home Owners’ Loan Act (HOLA) limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by multiple savings and loan holding companies. Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. These companies will have authority to engage in the activities permitted “a financial holding company” under the legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally will not be permitted to engage in non-financial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would likely not apply to any company that was to acquire the Company.

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

In order for the Company to continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. In order to qualify as a qualified thrift lender, the Bank must maintain compliance with the OTS’ Qualified Thrift Lender (QTL) Test. Under the QTL Test, a savings institution is required to qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code (the Code) or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage related securities) in at least nine months out of each 12 month period. A holding company of an institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. For the year ended December 31, 2002, the Bank met all of the requirements relating to the QTL Test.

New York State Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term “bank holding company,” for purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly owns, controls or holds, with power to vote, 10% or more of the voting stock of each of two or more banking institutions, including commercial banks and state savings banks and savings and loan associations organized in stock form. In general, a holding company controlling, directly or indirectly, only one banking institution is not deemed to be a bank holding company for the purposes of the New York State Banking Law. The prior approval of the NYSBD is required before any action is taken that causes any company to become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; or any bank holding company acquires a banking institution by merger or purchase of assets. Although the Company is not currently a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to so qualify.

Acquisition of the Company. Under the Federal Change in Bank Control Act (CIBCA), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Prior approval of the NYSBD is required under New York law before any person or group acting in concert acquires direct or indirect control of a banking institution. Control is presumed to exist upon ownership, control or holding, with power to vote, 10% or more of the voting stock of a bank or company, such as the Company, that owns, controls or holds with power to vote 10% or more of a bank.

Federal Securities Laws

The Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Holding Company, the Bank and their subsidiaries (excluding RCC and RAFC) will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including, in particular, the Bank’s treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Holding Company is currently being audited by the Internal Revenue Service for the years ended December 31, 1999 and 2000.

Bad Debt Reserves. Prior to the enactment of The Small Business Job Protection Act of 1996 (the 1996 Act) on August 20, 1996, for federal income tax purposes, thrift institutions which met certain definitional tests primarily relating to their assets (the 60% Test) and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within certain specified limitations, be deducted in arriving at taxable income. The Bank’s deduction for bad debts with respect to non-qualifying loans could be computed using an amount based on a six year moving average of the Bank’s actual loss experience (the Experience Method). The Bank’s deduction with respect to “qualifying loans,” which are generally loans secured by certain interest in real property, could be computed using the Experience Method or a percentage equal to 8% of the Bank’s taxable income (the PTI Method), computed with certain modifications and without regard to this deduction and reduced by the amount of the permitted deduction for bad debts on non-

qualifying loans. Additions to the tax bad debt reserve under the PTI method were subject to an overall limitation. The allowable deduction under the PTI Method was limited to the excess of 12% of withdrawable accounts of depositors at the end of the year over the sum of the Bank’s surplus, undivided profits and reserves at the beginning of the year. Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank’s income to 32.2%, exclusive of any minimum tax, as compared to the maximum corporate federal income tax rate of 35%.

The 1996 Act. Under the 1996 Act, for tax years beginning after December 31, 1995, the PTI Method was repealed. Additionally, “large banks” (i.e., those with assets having an adjusted basis of more than $500 million), which includes the Bank, are no longer permitted to make additions to their tax bad debt reserves, can only deduct bad debts as they occur and was required to recapture (i.e., include in its taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or a lesser amount if the bank’s loan portfolio decreased since December 31, 1987). For tax years beginning in 1996 and 1997, the recapture requirement was suspended if the principal amount of residential mortgages originated by the bank during the year was not less than the average of the principal amount of loans made during the six preceding taxable years. As of December 31, 1995, the Bank’s tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.0 million.

Distributions. Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Holding Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid from the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s income.

The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to that income, is equal to the amount of the distribution. Thus, if the Bank were to make a non-dividend distribution to the Holding Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See “Regulation and Supervision” for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes an alternative minimum tax (AMT) in an amount equal to 20% of alternative minimum taxable income (AMTI) to the extent the AMT exceeds the taxpayers regular income tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. For 2002, the Bank does not expect to be subject to the AMT.

Dividends Received Deduction and Other Matters. The Holding Company and the Bank may exclude from its income 100% of dividends received from their consolidated subsidiaries. No dividends received deduction is available for dividends paid by the Bank’s REIT subsidiaries (RAFC and RCC). However, a 100% dividends paid deduction is available to these REIT subsidiaries for qualifying dividend payments. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such consolidated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation distributing a dividend.

State and Local Taxation

New York State Taxation. The Holding Company, the Bank and certain of their subsidiaries are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (a) 8.5% (9% for 2000 and prior) of “entire net income” allocable to New York State or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (prior to 2001 net operating losses could not be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. The Holding Company, the Bank and their subsidiaries (excluding RCC, RAFC, OBV and RRI) file a combined return.

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

OBV was subject to the New York State Franchise Tax on Business Corporations in an amount equal to the greater of (a) 8% (8.5% for 2000) of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is the greater of (a) 2.5% (3% for 2000) of the corporation’s “alternative entire net income”, (b) .00178 of capital allocable to New York State, or (c) a fixed amount up to a maximum of $1,500. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income with certain adjustments.

The Company does business within the Metropolitan Transportation Business Tax District, (the District) which is comprised of the counties of New York, Bronx, Kings, Queens, Richmond, Dutchess, Nassau, Orange, Putnam, Rockland, Suffolk, and Westchester. A tax surcharge is imposed on banking corporations and business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the tax described above, subject to modification in certain circumstances, and is scheduled to expire for tax years ending on or after December 31, 2005.

The Holding Company is currently being audited by the State of New York for the three-year period ended December 31, 2001. T R Financial Corp. and its subsidiaries were last audited by the State of New York for the years ended December 31, 1997 and 1998 and for the period ended February 16, 1999 (date of the Merger), which resulted in no adjustments to their returns.

Bad Debt Reserves. For purposes of computing its New York State entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. The allowable deduction is the same as for Federal income tax purposes, prior to the 1996 Act, except that the percentage allowable under the PTI Method is 32% instead of 8%. The New York State tax law was amended in August 1996 to prevent the recapture of tax bad debt reserves that would otherwise occur as a result of the enactment of the 1996 Act. However, the New York State bad debt reserve is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of the Federal tax bad debt reserves for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Bank fails to meet the 60% Test, which it presently satisfies. Although there can be no assurance that the Bank will satisfy the 60% Test in the future, management believes that this level of qualifying assets can be maintained by the Bank. Each year the Bank reviews the most favorable method to calculate the deduction attributable to an addition to the tax bad debt reserve.

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

In March 1997 the New York City tax law was amended, similar to New York State tax law, to prevent the recapture of the tax bad debt reserve that would have otherwise occurred as a result of the enactment of the 1996 Act. The New York City tax law was not amended to permit a deduction for net operating losses sustained in taxable years beginning on or after January 1, 2001.

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

RNMC Re, Inc. RRI is subject to tax on its premium income in the State of Vermont at a rate of 0.225%, with a minimum tax due of $5,000.

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Bank. For those who also serve as officers of the Company, the individual’s title at the Company is also provided.

Joseph L. Mancino, Vice Chairman of the Board, President and Chief Executive Officer of the Company since 1999 and Chairman of the Board and Chief Executive Officer of the Bank since 1993, joined the Bank in 1960. Mr. Mancino was President of the Bank from 1993 until February 2000. In connection with the Company’s acquisition of T R Financial Corp. in 1999, Mr. Mancino became Vice Chairman of the Company. Mr. Mancino is 65 years of age.

John M. Tsimbinos, Chairman of the Board of the Company since 1999, joined the Company and the Bank in 1999 in connection with the Company’s acquisition of T R Financial Corp. Retired as Vice Chairman of the Board of the Bank in July 2002. Mr. Tsimbinos is 65 years of age.

John R. Bransfield, Jr., Vice Chairman of the Company commencing in February 2000, President and Chief Operating Officer of the Bank commencing in February 2000, joined the Bank in 1993 as a Senior Vice President and Senior Lending Officer, became a director in 1998, and became Senior Executive Vice President and Chief Operating Officer in 1999. Mr. Bransfield is 61 years of age.

Michael P. Puorro, Treasurer and Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank, joined the Bank in 1992 and became Executive Vice President and Chief Financial Officer in 1999. Mr. Puorro is 44 years of age.

John L. Klag, Executive Vice President and Investment Officer of the Bank, joined the Bank in 1993 and became Executive Vice President and Investment Officer in 1999. Mr. Klag is 44 years of age.

Nancy C. MacKenzie, Executive Vice President and Chief Information Officer of the Bank, joined the Bank in 1976, became Chief Information Officer in 1995, and became Executive Vice President and Chief Information Officer in 1999. Ms. MacKenzie is 49 years of age.

Mary Ellen McKinley, Executive Vice President and Human Resources Officer of the Bank, joined the Bank in 1994 and became Senior Vice President and Human Resources Officer in 2000 and Executive Vice President and Human Resources Officer in 2001. Ms. McKinley is 58 years of age.

Daniel L. Murphy, Executive Vice President and Retail Banking Officer of the Bank, joined the Bank in 1978 and became Executive Vice President and Retail Banking Officer in 1999. Mr. Murphy is 43 years of age.

R. Patrick Quinn, Corporate Secretary of the Company and Executive Vice President, General Counsel and Corporate Secretary of the Bank, joined the Bank in 1999 as General Counsel and Corporate Secretary and became Executive Vice President, General Counsel and Corporate Secretary in 2001. Mr. Quinn is 41 years of age.

Ralph E. Caccipuoti, Senior Vice President and Retail Operations Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Retail Operations Officer in 1999. Mr. Caccipuoti is 47 years of age.

Henry F. Chichester, Jr., Senior Vice President and Sales Development Officer of the Bank, joined the Bank in 1975 and became Senior Vice President and Sales Development Officer in 2001. Mr. Chichester is 60 years of age.

John F. Coffey, Senior Vice President and Senior Commercial Lending Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Commercial Lending Officer in 1999. Mr. Coffey is 56 years of age.

Kevin T. Dunne, Senior Vice President and Senior Consumer Lending Officer of the Bank, joined the Bank in 1974 and became Senior Vice President and Senior Consumer Lending Officer in 1999. Mr. Dunne is 47 years of age.

Walter G. Mullins, Senior Vice President and Marketing Officer of the Bank, joined the Bank in 1999 in connection with the Company’s acquisition of T R Financial Corp. Mr. Mullins is 57 years of age.

Russell S. Safirstein, Senior Vice President and Auditor of the Bank, joined the Bank in 1994, and became Senior Vice President and Auditor in 2001. Mr. Safirstein is 35 years of age.

Richard F. Schneider, Assistant Secretary of the Company and Senior Vice President and Corporate Tax Officer of the Bank, joined the Bank in 1999 and became Senior Vice President and Corporate Tax Officer of the Bank in January 2002 and Assistant Secretary of the Registrant in June 2001. Mr. Schneider is 51 years of age.

Gerard L. Treglia, Senior Vice President and Retail Systems Officer of the Bank, joined the Bank in 1999 in connection with the Company’s acquisition of T R Financial Corp. Mr. Treglia is 53 years of age.

William A. Walter, Senior Vice President and Assistant Chief Financial Officer of the Bank, joined the Bank in 1996, and became Senior Vice President and Assistant Chief Financial Officer in 1999. Mr. Walter is 37 years of age.

Item 2. Properties.

The Bank currently conducts its business through one administrative office and 37 banking offices. The following table sets forth the Bank’s offices:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
Administrative Office: Jericho Office One Jericho Plaza Jericho, NY 11753	Leased	1999	2014

Branch Offices: Main Office: Roslyn 1400 Old Northern Boulevard Roslyn, NY 11576	Owned	1932	Not Applicable

Astoria 30-75 Steinway Street Astoria, NY 11103	Leased	2001	2021

Bayshore 130 East Main Street Bayshore, NY 11706	Leased	1999	2009

Bayside 224-04 Union Turnpike Bayside, NY 11364	Owned	1969	Not Applicable

Bellerose 247-53 Jamaica Avenue Bellerose, NY 11426	Owned	1975	Not Applicable

Bellmore 2641 Merrick Road Bellmore, NY 11710	Owned	1972	Not Applicable

2267 Bellmore Avenue Bellmore, NY 11710	Leased	2000	2010

Brooklyn 1024 Gates Avenue Brooklyn, NY 11221	Owned	1920	Not Applicable

2925 Avenue U Brooklyn, NY 11229	Owned	1955	Not Applicable

8110-8112 Fifth Avenue Brooklyn, NY 11209	Leased	2001	2016

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
Bronx 681-83 Tremont Avenue Bronx, NY 10465	Leased	2001	2016

East Meadow 900 Hempstead Turnpike East Meadow, NY 11554	Leased	2000	2010

East Northport 580 Larkfield Road East Northport, NY 11731	Owned	1992	Not Applicable

Farmingdale 14 Conklin Street Farmingdale, NY 11735	Owned	1968	Not Applicable

Forest Hills 107-40 Queens Boulevard Forest Hills, NY 11375	Leased	2000	2010

Freeport 160 South Main Street Freeport, NY 11520	Leased	2001	2017

Garden City 108 Seventh Street Garden City, NY 11530	Leased	1994	2005

Hewlett 1280 Broadway Hewlett, NY 11557	Owned	1996	Not Applicable

Howard Beach (1) 156-02 Cross Bay Boulevard Howard Beach, NY 11414	Owned	1965	Not Applicable

Huntington Station 693 East Jericho Turnpike Huntington Station, NY 11746	Leased	2000	2010

Lake Success 1280 Union Turnpike New Hyde Park, NY 11040	Leased	2000	2017

Lawrence 333 Central Avenue Lawrence, NY 11559	Leased	1996	2013

Little Neck 254-09 Horace Harding Expressway Little Neck, NY 11362	Leased	2002	2017

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
Massapequa (2) 6199 Sunrise Highway Massapequa, NY 11758	Leased /Owned	1996	2014

Massapequa Park 4848 Merrick Road Massapequa Park, NY 11762	Owned	1961	Not Applicable

Merrick 2111 Merrick Avenue Merrick, NY 11566	Leased	2000	2010

New Hyde Park 1114 Jericho Turnpike New Hyde Park, NY 11040	Owned	1975	Not Applicable

North Babylon 1501 Deer Park Avenue North Babylon, NY 11703	Owned	1991	Not Applicable

Oceanside 3140 Long Beach Road Oceanside, NY 11572	Owned	1998	Not Applicable

Plainview 509 Old Country Road Plainview, NY 11803	Leased	2002	2012

Ridgewood 66-77 Fresh Pond Road Ridgewood, NY 11385	Leased	2002	2017

Saint James 556-02 North Country Road Saint James, NY 11780	Leased	2002	2017

Smithtown 719 Smithtown Bypass Smithtown, NY 11787	Leased	1998	2008

Syosset 2 Muttontown Road Syosset, NY 11791	Leased	2001	2011

West Babylon 653 Montauk Highway West Babylon, NY 11704	Leased	2002	2017

West Hempstead 50 Hempstead Turnpike West Hempstead, NY 11552	Owned	1965	Not Applicable

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
Woodbury (3) 8081 Jericho Turnpike Woodbury, NY 11797	Leased	1976	2009

(1)	Includes a leased accommodation facility adjacent to the branch office. The lease on such facility expires December 2011.
(2)	The Bank owns the building but leases the minority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of thirty-three (33) years each.
(3)	The Bank owns the building but leases the majority portion of the land. The Bank has the option to renew the lease upon expiration for two (2) additional consecutive terms of twenty (20) years each.

Item 3. Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a) Information regarding the market for the Company’s common equity and related stockholder matters appears in the 2002 Annual Report under the caption “Market Price of Common Stock” and is incorporated herein by this reference. The following schedule summarizes the dividend payout ratio (dividends declared per share/net income per share) for the periods indicated:

For the Years Ended December 31,
2002	2001	2000
29.12%	35.94%	42.96%

On November 13, 2002, the Company issued $115.0 million in 5.75% senior notes due November 2007 (the Notes). The Notes were issued pursuant a registration statement (Registration No. 333-67282) initially filed with the Securities and Exchange Commission on August 10, 2001 and effective on September 25, 2001. The managing underwriter for the transaction was Sandler O’Neill & Partners, L.P. Notes representing $115.0 million were registered and sold in the offering (excluding $75.0 million in Notes sold under Registration Statement No. 333-67282 on November 21, 2001 as previously disclosed in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002) . Underwriters discounts and commissions totaled $1.1 million. Other expenses relating to the offering totaled approximately $313,000. The net offering proceeds to the Company totaled approximately $113.6 million. The proceeds of such offering were used for the repurchase of $30.8 million of the Company’s common stock, the payment of $11.3 million in dividends on the Company’s common stock and the repayment of $63.6 million of indebtedness. The remaining proceeds at December 31, 2002 of $7.9 million were invested in short-term money market investments.

Item 6. Selected Financial Data.

Information regarding selected financial data appears on page 10 of the 2002 Annual Report under the caption “Selected Consolidated Financial and Other Data of the Company” and is incorporated herein by this reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information regarding management’s discussion and analysis of financial condition and results of operations appears on pages 12 through 28 of the 2002 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk and Gap Analysis” in the 2002 Annual Report is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data.

Information regarding the financial statements and the Independent Auditors’ Report appears on pages 29 through 62 of the 2002 Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding the directors and executive officers of the Company is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003 (the 2002 Stockholders Meeting) under the captions “Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company” and “Section 16 Beneficial Ownership Reporting Compliance.” Pursuant to General Instruction G(3) to the Form 10-K, the Company’s Proxy Statement for the 2002 Stockholders Meeting to be held on May 20, 2003 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated herein by reference to the Company’s Proxy Statement for the 2002 Stockholders Meeting to be held on May 20, 2003 under the caption “Executive Compensation,” not including the report of the compensation committee, the report of the Audit committee and the stock performance graph. Pursuant to General Instruction G(3) to the Form 10-K, the Company’s Proxy Statement for the 2002 Stockholders Meeting to be held on May 20, 2003 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information regarding person or group that may be deemed to be the beneficiary of more than 5% of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement under the caption “Stock Ownership.”

Information regarding security ownership of management is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003 under the caption “Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company.” Pursuant to General Instructions G(3) to the Form 10-K, the Company’s Proxy Statement for the 2002 Stockholders Meeting to be held on May 20, 2003 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,349,872	$15.30	742,489
Equity compensation plans not approved by security holders	—	—	—
Total	9,349,872	$15.30	742,849

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated herein by reference to the company’s Proxy Statement for the 2002 Stockholders Meeting to be held on May 20, 2003 under the caption “Transactions With Certain Related Persons”. Pursuant to General Instruction G(3) to the Form 10-K, the Company’s Proxy Statement for the 2002 Stockholders Meeting to be held on May 20, 2003 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.	Financial Statements

The following consolidated financial statements are included in the Company’s Annual Report for the fiscal year ended December 31, 2002 and are incorporated herein by reference:

-	Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

-	Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

-	Notes to Consolidated Financial Statements

-	Independent Auditors’ Report

The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

(a) 2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 2002

None.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number

2.1	Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp.[1]

2.2	First Amendment, dated as of January 23, 1999, to the Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp.[2]

3.1	Certificate of Incorporation of Roslyn Bancorp, Inc.[3]

3.2	Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc.[4]

3.3	Third Amended and Restated Bylaws of Roslyn Bancorp, Inc.[5]

4.0	Form of Stock Certificate of Roslyn Bancorp, Inc.[3]

4.1	Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company as Rights Agent [6]

4.3	Form of Note for Senior Debt Securities [7]

10.1	Form of Employment Agreement between Roslyn Bancorp, Inc. and Joseph L. Mancino, John R. Bransfield, Jr., Michael P. Puorro and R. Patrick Quinn

10.2

Form of Employment Agreement between Roslyn Savings Bank and Joseph L. Mancino, John R. Bransfield, Jr., Michael P. Puorro, John L. Klag, R. Patrick Quinn, Mary Ellen McKinley, Nancy C. MacKenzie and Daniel L. Murphy

10.3	Consulting Agreement between Roslyn Bancorp, Inc. and John M. Tsimbinos

10.4	The Roslyn Savings Bank Management Supplemental Retirement Plan [3]

10.5	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan [8]

10.6	Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated as of March 16, 1993 [9]

10.7	First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated [10]

10.8	T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997 [11]

10.9	Benefit Restoration Plan for the Roslyn Savings Bank and amendments

10.10	Roslyn Bancorp, Inc 2001 Stock-Based Incentive Plan [12]

11.0	Statement re: Computation of per Share Earnings (incorporated by reference to Note 18 to Notes to Consolidated Statements – Part IV, Item 15)

12.0	Ratio of Earnings to Fixed Charges

13.0	2002 Annual Report

21.0	Subsidiary information is incorporated by reference to “Part I – Subsidiary Activities”

23.0	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Notes

1.	Incorporated by reference into this document from the Registration Statement on Form S-4, and any amendments thereto, Registration No. 333-67359, filed with the Securities and Exchange Commission on November 16, 1998.

2.	Incorporated by reference into this document from the Form 8-K, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on January 28, 1999.

3.	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.

4.	Incorporated by reference into this document from the Exhibits to the Company’s quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.

5.	Incorporated by reference into this document from the Exhibits to the Company’s quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 10, 2000.

6.	Incorporated by reference into this document from the Exhibits filed with the Form 8-A, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.

7.	Incorporated by reference into this document from Exhibits to the Registrant Statement on Form S-3, and any amendments thereto, Registration No. 333-67282, filed with the Securities and Exchange Commission on August 10, 2001.

8.	Incorporated by reference into this document from the Company’s Proxy Statement, Commission File No. 333-72471, filed with the Securities and Exchange Commission on April 19, 1999.

9.	Incorporated by reference into this document from the Exhibits to T R Financial Corp.’s Annual Report on Form 10-K for fiscal year 1993, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 30, 1994.

10.	Incorporated by reference into this document from the Exhibits to T R Financial Corp.’s Annual Report on Form 10K for fiscal year 1995, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 27, 1996 and as amended as of March 29, 1996.

11.	Incorporated by reference to the Exhibits to T R Financial Corp.’s definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, Commission File No. 0-21386, filed with the Securities and Exchange Commission on March 19, 1997.

12.	Incorporated by reference into this document from the Company’s Proxy Statement, Commission File No. 0-28886, filed with the Securities and Exchange Commission on April 19, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roslyn Bancorp, Inc. (Registrant)

/s/ JOSEPH L. MANCINO Joseph L. Mancino, Vice Chairman of the Board, President, & Chief Executive Officer	March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOSEPH L. MANCINO Joseph L. Mancino	Vice Chairman of the Board, President, & Chief Executive Officer	March 24, 2003

/s/ JOHN M. TSIMBINOS John M. Tsimbinos	Chairman of the Board	March 24, 2003

/s/ JOHN R. BRANSFIELD, JR. John R. Bransfield, Jr.	Vice Chairman of the Board	March 24, 2003

/s/ MICHAEL P. PUORRO Michael P. Puorro	Treasurer & Chief Financial Officer	March 24, 2003

/s/ THOMAS J. CALABRESE, JR. Thomas J. Calabrese, Jr.	Director	March 24, 2003

/s/ MAUREEN E. CLANCY Maureen E. Clancy	Director	March 24, 2003

/s/ THOMAS A. DOHERTY Thomas A. Doherty	Director	March 24, 2003

/s/ LEONARD GENOVESE Leonard Genovese	Director	March 24, 2003

SIGNATURES (Continued)

Name	Title	Date

/s/ DR. EDWIN W. MARTIN, JR. Dr. Edwin W. Martin, Jr.	Director	March 24, 2003

/s/ VICTOR C. MCCUAIG Victor C. McCuaig	Director	March 24, 2003

/s/ JAMES E. SWIGGETT James E. Swiggett	Director	March 24, 2003

/s/ SPIROS J. VOUTSINAS Spiros J. Voutsinas	Director	March 24, 2003

/s/ RICHARD C. WEBEL Richard C. Webel	Director	March 24, 2003

CERTIFICATIONS

I, Joseph L. Mancino, President and Chief Executive Officer of Roslyn Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Roslyn Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ JOSEPH L. MANCINO
Joseph L. Mancino President and Chief Executive Officer of Roslyn Bancorp, Inc.

I, Michael P. Puorro, Treasurer and Chief Financial Officer of Roslyn Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Roslyn Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ MICHAEL P. PUORRO
Michael P. Puorro Treasurer and Chief Financial Officer of Roslyn Bancorp, Inc.