Form 10-Q
period 2003-03-31
ROSLYN BANCORP INC
filed 2003-05-01
CIK 1020828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes ☑                             No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☑                             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 22, 2003
$.01 Par Value	77,099,818

FORM 10-Q

ROSLYN BANCORP, INC.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Quarterly Report, including information included or incorporated by reference, contains statements which are not historical facts but “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Roslyn Bancorp, Inc. and its subsidiaries (the Company). These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents that the Company files with the Securities and Exchange Commission (the SEC) from time to time.

Forward-looking statements may be identified by the use of such words as “project,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the Company’s financial condition, expected or anticipated revenue, results of operations and the Company’s business, including with respect to earnings growth (on the basis of accounting principles generally accepted in the United States of America (GAAP) and on a non-GAAP cash basis); asset quality and levels of non-performing assets; resolution of non-performing assets; origination volume in the Company’s consumer, commercial and other lending businesses; results of operations from real estate joint ventures; demand for the Company’s products and services, including, among other things, retail deposit products sold through retail branches, including the Company’s de novo branches; current and future capital management programs; non-interest income, including fees from services and product sales; tangible capital generation; market share; expenses; and other business operations and strategies, each of which are subject to various factors which could cause actual results to differ materially from these estimates. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Factors which could have a material adverse effect on the Company’s operations include, but are not limited to prevailing economic conditions; changes in interest rates; changes in loan demand; changes in real estate values; changes in competition; changes in retail banking revenues; changes in revenues from sales of non-deposit investment products; the level of real estate joint venture activities; the level of defaults on loans owed to the Company; losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies or guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or other legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services or the operations, pricing and products of the Company’s real estate joint ventures.

Forward-looking statements are made as of the date of this document, and, except as required by applicable law, the Company assumes no obligation to update forward-looking statements or to update the reasons why actual results could differ from those projected in forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash and cash items	$11,507	$13,249
Due from banks	62,801	55,740

Total cash and cash equivalents	74,308	68,989
Money market investments	80,700	102,000
Securities:
Debt securities held-to-maturity, net (fair value of $384,508 and $377,393 at March 31, 2003 and December 31, 2002, respectively)	381,345	374,763
Debt and equity securities available-for-sale, net	946,587	1,520,187
Mortgage-backed and mortgage related securities available-for-sale, net (securities pledged of $2,869,331 and $3,377,061 at March 31, 2003 and December 31, 2002, respectively)	5,778,995	5,418,706

Total securities available-for-sale, net	7,106,927	7,313,656
Federal Home Loan Bank of New York stock, at cost	83,290	97,040
Loans held-for-sale	10,693	11,636
Loans receivable held for investment, net:
Real estate loans, net	2,970,598	2,861,100
Consumer and other loans, net	286,260	295,586

Total loans receivable held for investment, net	3,256,858	3,156,686
Allowance for loan losses	(43,868)	(43,421)

Total loans receivable held for investment, net of allowance for loan losses	3,212,990	3,113,265
Banking house and equipment, net	39,619	39,558
Accrued interest receivable	56,590	58,268
Deferred tax asset, net	12,761	19,524
Other assets	203,628	196,283

Total assets	$10,881,506	$11,020,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Savings accounts	$1,274,033	$1,194,836
Certificates of deposit	3,360,385	3,129,469
Money market accounts	932,233	863,457
Interest-bearing demand deposit accounts	318,894	309,724
Demand deposit accounts	232,694	213,364

Total deposits	6,118,239	5,710,850
Official checks outstanding	37,923	38,350
Borrowed funds:
Reverse-repurchase agreements	2,410,299	2,948,587
Senior notes	189,771	189,759
Other borrowings	1,380,800	1,380,801

Total borrowed funds payable	3,980,870	4,519,147
Accrued interest payable and dividends	30,598	28,067
Mortgagors’ escrow and security deposits	32,545	24,296
Accrued taxes payable	26,796	18,946
Accrued expenses and other liabilities	43,024	41,049

Total liabilities	10,269,995	10,380,705

Guaranteed preferred beneficial interest in junior subordinated debentures	63,000	63,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,811,472 shares issued; 78,299,818 and 80,752,923 shares outstanding at March 31, 2003 and December 31, 2002, respectively	1,188	1,188
Additional paid-in-capital	509,426	509,053
Retained earnings—partially restricted	704,925	682,853
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax	13,605	4,047
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(42,596)	(43,044)
Unearned common stock held by Stock-Based Incentive Plan (SBIP)	(16,648)	(3,575)
Common stock held by Supplemental Executive Retirement Plan (SERP), at cost (548,800 shares at March 31, 2003 and December 31, 2002)	(5,997)	(5,997)
Treasury stock, at cost (40,511,654 and 38,058,549 shares at March 31, 2003 and December 31, 2002, respectively)	(615,392)	(568,011)

Total stockholders’ equity	548,511	576,514

Total liabilities and stockholders’ equity	$10,881,506	$11,020,219

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2003	2002
Interest income:
Money market investments	$185	$455
Debt and equity securities	24,351	23,283
Mortgage-backed and mortgage related securities	75,559	55,379
Real estate loans	47,510	57,451
Consumer and other loans	3,343	4,364

Total interest income	150,948	140,932

Interest expense:
Deposits	33,143	31,182
Borrowed funds	47,356	45,251

Total interest expense	80,499	76,433

Net interest income before provision for loan losses	70,449	64,499
Provision for loan losses	500	750

Net interest income after provision for loan losses	69,949	63,749

Non-interest income:
Fees and service charges	4,347	3,767
Net gains on securities	3,484	50
Income from bank owned life insurance	1,813	1,971
Joint venture (loss) income	(80)	4,963
Other non-interest income	491	181

Total non-interest income	10,055	10,932

Non-interest expense:
General and administrative expenses:
Compensation and employee benefits	12,188	13,852
Occupancy and equipment	3,827	3,169
Deposit insurance premiums	236	212
Advertising and promotion	640	997
Other non-interest expenses	4,197	4,971

Total general and administrative expenses	21,088	23,201
Amortization of intangible assets	31	31
Real estate operations, net	59	(74)
Capital trust securities	851	124
Prepayment penalties on debt extinguishments	1,502	—

Total non-interest expense	23,531	23,282

Income before provision for income taxes	56,473	51,399
Provision for income taxes	19,015	17,815

Net income	$37,458	$33,584

Basic earnings per common share	$0.50	$0.42

Diluted earnings per common share:	$0.50	$0.41

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amount)

	Common stock	Additional paid-in- capital	Retained earnings- partially restricted	Accumulated other comprehensive income	Unallocated common stock held by ESOP	Unearned common stock held by SBIP	Common stock held by SERP, at cost	Treasury stock, at cost	Total stockholders’ equity
Balance at December 31, 2002	$1,188	$509,053	$682,853	$4,047	$(43,044)	$(3,575)	$(5,997)	$(568,011)	$576,514
Comprehensive income:
Net income			37,458						37,458
Other comprehensive income, net of tax:
Net unrealized gain on securities, net of reclassification adjustment (1) (2)				9,558					9,558
Total comprehensive income									47,016

Exercise of stock options and related tax benefit			(4,259)						(4,259)
Allocation of ESOP stock		373			448				821
Amortization of SBIP stock awards			40			1,003			1,043
Cash dividends on common stock ($0.15 per share)			(11,167)						(11,167)
Common stock acquired, at cost						(14,076)		(47,381)	(61,457)

Balance at March 31, 2003	$1,188	$509,426	$704,925	$13,605	$(42,596)	$(16,648)	$(5,997)	$(615,392)	$548,511

(1)	Disclosure of reclassification amount, net of tax, for the three months ended March 31, 2003:

Net unrealized appreciation arising during the period, net of tax	$11,636
Less: Reclassification adjustment for net gains included in net income, net of tax	2,078

Net unrealized gain on securities, net of tax	$9,558

(2)	The tax expense relating to the net unrealized appreciation on securities during the three months ended March 31, 2003 was $6.8 million. The tax expense relating to the reclassification adjustment for net gains was $1.4 million for the three months ended March 31, 2003.

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$37,458	$33,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	750
Provision for other real estate owned losses	53	—
Amortization of intangible assets	31	31
Depreciation and amortization	1,232	934
Accretion of discounts in excess of amortization of premiums	(7,709)	(8,213)
ESOP and SBIP expense, net	1,864	2,879
Originations of loans held-for-sale, net of sales	1,310	4,010
Net gains on sales of loans	(367)	(191)
Net gains on securities	(3,484)	(50)
Net gains on sales of real estate owned	(9)	(69)
Income from bank owned life insurance	(1,813)	(1,971)
Income taxes deferred and tax benefits attributable to stock plans	2,690	2,684
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,678	(7,117)
(Increase) decrease in other assets	(5,574)	447
Decrease in official checks outstanding	(427)	(17,284)
Increase in accrued interest payable and dividends	2,531	4,524
Increase in accrued taxes payable	7,850	6,961
Increase (decrease) in accrued expenses and other liabilities	1,975	(5,318)
Net decrease in deferred loan costs and fees	2,182	476

Net cash provided by operating activities	41,971	17,067

Cash flows from investing activities:
Net redemption of Federal Home Loan Bank stock	13,750	12,480
Proceeds from sales and repayments of securities available-for-sale	2,859,611	1,013,426
Purchases of securities available-for-sale	(2,625,356)	(1,881,131)
Net loan (originations) repayments	(102,543)	194,217
Investment in real estate joint venture	—	(21,394)
Purchases of banking house and equipment, net	(1,293)	(2,281)
Proceeds from sales of other real estate owned	103	358

Net cash provided by (used in) investing activities	144,272	(684,325)

Cash flows from financing activities:
Increase in demand deposit, money market and savings accounts	176,473	156,709
Increase in certificates of deposit	230,916	143,551
Decrease in short-term reverse-repurchase agreements and other borrowings	(600,000)	(281,891)
Increase in long-term reverse-repurchase agreements and other borrowings	61,711	649,999
Net proceeds from issuance of guaranteed preferred beneficial interest in junior subordinated debentures	—	62,335
Increase in mortgagors’ escrow and security deposits	8,249	10,657
Net cash used in exercise of stock options	(6,949)	(7,261)
Cash dividends paid on common stock	(11,167)	(10,112)
Cost to repurchase treasury stock	(47,381)	(37,365)
Cost to repurchase SBIP stock	(14,076)	—

Net cash (used in) provided by financing activities	(202,224)	686,622

Net (decrease) increase in cash and cash equivalents	(15,981)	19,364
Cash and cash equivalents at beginning of period	170,989	102,825

Cash and cash equivalents at end of period	$155,008	$122,189

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$77,802	$71,909

Income taxes	$8,476	$8,172

Non-cash investing activities:
Additions to other real estate owned	$136	$260

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

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are the only adjustments made to the consolidated financial statements contained herein. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

2.    STOCK-BASED COMPENSATION

As allowed by Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company adheres to the intrinsic-value-based method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options granted under the Company’s Stock-Based Incentive Plans (SBIP). Under this method no compensation expense is recognized as all options granted under the SBIP had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method of SFAS No. 123 had been applied for the three months ended March 31, 2003 and 2002:

	2003	2002
	(Dollars in thousands)
Net income, as reported	$37,458	$33,584
Less: Total stock-based employee compensation expense determined under fair value method for all options, net of tax	559	1,141

Pro forma net income	$36,899	$32,443

Basic earnings per share:
As reported	$ 0.50	$ 0.42
Pro forma	0.50	0.40

Diluted earnings per share:
As reported	$ 0.50	$ 0.41
Pro forma	0.49	0.39

Additionally, during the first quarter of 2003, the Company purchased 725,000 shares of its common stock in the open market, pursuant The Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan (the 2001 Incentive Plan). These shares were purchased at an average price of $19.41 per share. During February 2003, 725,000 shares and 2,456 shares were awarded from the 2001 Incentive Plan and The Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan, respectively, at a price range of $19.23 to $19.92 per share. Such awards vest over approximately a five-year period. The expense related these awarded shares for the quarter ended March 31, 2003 was $451,000.

3.    DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Held-to-maturity:
Debt securities, net:
United States Government agencies, net	$381,345	$384,508	$374,763	$377,393

Total debt securities held-to-maturity, net	$381,345	$384,508	$374,763	$377,393

Available-for-sale:
Debt securities, net:
United States Government agencies, net	$304,911	$305,524	$868,416	$871,394
State, county and municipal	4,480	5,247	4,478	4,859
Other	1,000	1,060	1,000	1,000

Total debt securities, net	310,391	311,831	873,894	877,253

Equity securities, net:
Preferred and common stock	205,239	205,819	166,616	154,332
Trust preferreds, net	416,096	416,328	479,808	476,102
Other	14,878	12,609	14,808	12,500

Total equity securities, net	636,213	634,756	661,232	642,934

Total debt and equity securities, net	946,604	946,587	1,535,126	1,520,187

Mortgage-backed and mortgage related securities, net:
GNMA pass-through securities, net	72,678	77,241	84,705	90,153
FNMA pass-through securities, net	28,955	30,738	32,847	34,841
FHLMC pass-through securities, net	58,964	63,522	67,901	72,943
Whole loan private collateralized mortgage obligations, net	260,332	262,003	298,288	299,578
Agency collateralized mortgage obligations, net	5,320,152	5,330,786	4,898,389	4,906,428
Whole loan state agency mortgage-backed securities	14,703	14,705	14,763	14,763

Total mortgage-backed and mortgage related securities, net	5,755,784	5,778,995	5,396,893	5,418,706

Total securities available-for-sale, net	$6,702,388	$6,725,582	$6,932,019	$6,938,893

4.    LOANS RECEIVABLE, NET

Loans receivable, net, at March 31, 2003 and December 31, 2002 consists of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Loans held-for-sale:
One- to four-family loans	$10,306	$10,972
Student loans	387	664

Total loans held-for-sale	$10,693	$11,636

Loans receivable held for investment, net:
Real estate loans:
One- to four-family	$1,056,011	$1,289,603
Multi-family	731,291	430,798
Commercial	716,473	698,720
Construction and development	457,817	423,119

Total real estate loans	2,961,592	2,842,240
Net unamortized discount and deferred income	(494)	(532)
Net deferred loan origination costs	9,500	11,567

Total real estate loans, net	2,970,598	2,853,275
Consumer and other loans, net:
Consumer and other	100,539	108,848
Home equity and second mortgage	184,091	192,780

Total consumer and other loans	284,630	301,628
Net deferred loan origination costs	1,630	1,783

Total consumer and other loans, net	286,260	303,411

Total loans receivable held for investment, net	3,256,858	3,156,686
Allowance for loan losses	(43,868)	(43,421)

Total loans receivable held for investment, net of allowance for loan losses	$3,212,990	$3,113,265

.

5.    ASSET QUALITY

The following table sets forth information regarding non-accrual loans and real estate owned, net, at the dates indicated. It is the Company’s policy generally to discontinue accruing interest on all loans that are contractually past due 90 days or more, or when in the opinion of management such suspension is otherwise warranted. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest outstanding is charged against interest income. Loans are generally returned to accrual status when the loan delinquency status is less than 90 days past due and the Company has reasonable assurance that the loan will be fully collectible.

	At March 31, 2003	At December 31, 2002
	(In thousands)
Non-accrual loans:
One- to four-family	$4,492	$5,110
Commercial real estate	19,265	32,894
Home equity	280	223
Consumer and other	94	41

Total non-accrual loans	24,131	38,268
Loans contractually past due 90 days or more and still accruing (1)	3,650	3,597

Total non-performing loans	27,781	41,865
Real estate owned	706	717

Total non-performing assets	$28,487	$42,582

Allowance for loan losses as a percent of total loans (2)	1.35%	1.38%
Allowance for loan losses as a percent of total non-performing loans	157.91	103.72
Total non-performing loans as a percent of total loans (2)	0.85	1.33
Total non-performing assets as a percent of total assets	0.26	0.39

(1)	Amounts shown are comprised of U.S. Government guaranteed one- to four-family loans.
(2)	Total loans consist of total loans receivable held for investment, net, excluding the allowance for loan losses.

6.    OBLIGATIONS UNDER GUARANTEES

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation applies to guarantees issued or modified after December 31, 2002. The Company has adopted these provisions on January 1, 2003.

The Company provides guarantees and indemnifications to its customers to enable them to complete a wide variety of business transactions and to enhance their credit standing. During the three months ended March 31, 2003, the Company has issued or modified $3.1 million in guarantees. The Company has recorded such guarantees at their respective fair values as an “other liability.” The Company deems the fair value of the guarantees to equal the consideration received. The following table summarizes the Company’s guarantees and indemnifications at March 31, 2003:

	Expire within one year	Expire after one year	Total outstanding amount	Maximum potential amount of future payments
	(In thousands)
Performance standby letters of credit	$10,959	$—	$10,959	$10,959
Financial standby letters of credit	1,440	10,600	12,040	12,040
Loans with recourse/indemnification	—	2,599	2,599	2,599

	$12,399	$13,199	$25,598	$25,598

The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

Performance standby letters of credit were issued primarily for the benefit of local municipalities on behalf of certain of the Bank’s borrowers. These borrowers have a current relationship with the Bank and are primarily residential subdivision borrowers. Performance standby letters of credit obligate the Bank to make payments in the event a specified third party fails to perform under non-financial contractual obligations. Financial standby letters of credit were issued primarily for the benefit of other financial institutions, on behalf of certain of the Bank’s current borrowers. Financial standby letters of credit obligate the Bank to guarantee payment of a specified financial obligation. The Bank collects a fee upon the issuance of performance and financial standby letters of credit. These fees are initially recorded by the Bank as a liability and are recognized into income at the expiration date of the respective guarantee. In addition, the Bank also requires adequate collateral, typically in the form of real property or personal guarantee, upon issuance of performance and financial standby letters of credit. Loans with recourse/indemnification obligate the Bank, in the event of borrower default, to purchase loans the Company has sold or otherwise transferred to a third party.

7.    PENSION PLAN

Based on an evaluation of the non-contributory pension plan in fiscal 2002, the Bank concluded that benefit accruals under the non-contributory pension plan would cease, or “freeze” on January 31, 2003. In connection with the freezing of the pension plan and the plan’s measurement date of February 1, 2003, the Bank during the three month ended March 31, 2003 recognized a curtailment expense of $239,000.

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

Critical Accounting Policies

The Company has identified the accounting policies below as critical to the Company’s operations and understanding of the Company’s results of operations. Certain accounting policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company’s consolidated financial statements to critical accounting policies and the use of judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

Allowance for Loan Losses – The Company has determined that the methodology used in determining the level of its allowance for loan losses is critical in the presentation and understanding of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings and loss recovery rates, among other things, are considered in this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision for loan losses and could result in a change in the allowance. While management uses available information to determine losses on loans, future additions to the allowance may be necessary based, among other things, on unanticipated changes in economic conditions, particularly in the New York Metropolitan area.

In evaluating the loan portfolio, management takes into consideration numerous factors such as the Company’s loan growth, prior loss experience, present risks of the loan portfolio, risk ratings assigned by lending personnel, ratings assigned by the Company’s independent loan review function, the present financial condition of borrowers, current economic conditions and other portfolio risk characteristics. The Company’s formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans, or when otherwise deemed necessary, and primarily encompass multi-family, commercial real estate and construction and development loans. The result of these analyses may result in the allocation of the overall allowance to specific allowances for individual loans considered impaired and non-impaired.

The loan pool analyses are performed on the balance of the Company’s loan portfolio, which were not individually reviewed. The pools consist of aggregations of homogeneous loans, primarily one- to four-family residential and consumer loans, having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased fixed-rate residential loans; outside-serviced residential loans; residential second mortgage loans; participations in conventional first mortgage loans; residential construction loans; commercial construction loans, etc. For each such defined pool there is a set of sub-pools based upon delinquency status, including: current, 30-59 days, 60-89 days, 90-119 days and 120+ days (the latter two sub-pools are considered to be “classified” by the Company). For each sub-pool, the Company has developed a range of allowances necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, actual loss and migration experience, expected loss and migration experience considering current economic conditions, industry norms and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each sub-pool; as a result, further specific and general allocations of the overall allowance are made (the allocations for the classified sub-pools are considered specific and the allocations for the non-classified sub-pools are considered general).

The Company’s allowance for loan losses also takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company’s lending areas. Management continues to believe that the Company’s allowance for loan losses at March 31, 2003 is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

Employee Benefit Plans – The Company provides a range of benefits to its employees and retired employees, including pensions and post-retirement health care and life insurance benefits. The Company records annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America (GAAP), which include various actuarial assumptions, such as discount rates, assumed rates of return, assumed rates of compensation increases, turnover rates and health care cost trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications are generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its employee benefit plans are reasonable based upon the advice of its actuaries.

Investment in Debt and Equity Securities – Certain of the Company’s fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of these available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. The Company calculates the fair value of these securities based upon assumptions established through the use of pricing models and discounted cash flows of similar outstanding securities. Realized gains and losses on sales of securities are computed using the specific identification method. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary.

Income Taxes – The Company has established reserves for possible payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management has made certain assumptions and judgments concerning the eventual outcome of these items. The Company continually reviews those assumptions and judgments to reflect any changes that may have arisen concerning these items.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total Assets

Total assets at March 31, 2003 were $10.88 billion, a decrease of $138.7 million, or 1.3%, from $11.02 billion at December 31, 2002. This decrease primarily was due to a decrease in the debt and equity securities portfolio, partially offset by increases in mortgage-backed and mortgage related securities and total loans receivable held for investment, net. Debt and equity securities, net, decreased $567.0 million, or 29.9%, to $1.33 billion at March 31, 2003, as compared to $1.89 billion at December 31, 2002. The decrease in debt and equity securities, net, was primarily related to calls of such securities during the quarter ended March 31, 2003. Also contributing to the decrease in debt and equity securities, net, was the sale of $216.8 million of debt and equity securities during the first quarter of 2003. These decreases were partially offset by the purchase of $213.9 million of debt and equity securities during the first quarter of 2003. Mortgage-backed and mortgage related securities increased $360.3 million, or 6.6%, from $5.42 billion at December 31, 2002 to $5.78 billion at March 31, 2003. Total loans receivable held for investment, net, increased $100.2 million, or 3.2%, to $3.26 billion at March 31, 2003, as compared to $3.16 billion at December 31, 2002. The increases in the mortgage-backed and mortgage related securities and loan portfolios were primarily due to management’s strategy of deploying proceeds from deposits, borrowings and principal repayments on loans and securities into mortgage-backed and mortgage related securities and construction, multi-family and commercial real estate loans.

Total Liabilities

Total liabilities at March 31, 2003 were $10.27 billion, a decrease of $110.7 million, or 1.1%, from $10.38 billion at December 31, 2002. The decrease in total liabilities principally was due to a decrease in total borrowed funds. Total borrowed funds decreased $538.3 million, or 11.9%, from $4.52 billion at December 31, 2002 to $3.98 billion at March 31, 2003. At March 31, 2003 and December 31, 2002, the Company’s senior notes totaled $189.8 million. The Company utilizes borrowings, primarily in the form of reverse-repurchase agreements and Federal Home Loan Bank (FHLB) borrowings, to fund asset growth. The decrease in borrowed funds was partially offset by an increase in total deposits. Total deposits increased $407.4 million, or 7.1%, from $5.71 billion at December 31, 2002 to $6.12 billion at March 31, 2003. The increase in total deposits reflects the Bank’s continued emphasis on attracting deposits through the addition of de novo branches, new product offerings and competitive pricing. Additionally, certificates of deposit increased $230.9 million, or 7.4%, from $3.13 billion at December 31, 2002 to $3.36 billion at March 31, 2003. The increase in certificates of deposit includes a net increase of $79.9 million in brokered deposits. The Company had acquisitions of $99.6 million and maturities of $19.7 million of brokered deposits during the three months ended March 31, 2003. At March 31, 2003 and December 31, 2002, brokered deposits totaled $304.9 million and $224.9 million, respectively.

Capital Securities

On March 20, 2002, Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interests in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At March 31, 2003, the distribution rate was 5.36%.

Stockholders’ Equity

Stockholders’ equity decreased $28.0 million, or 4.9%, to $548.5 million at March 31, 2003 from $576.5 million at December 31, 2002. The decrease was due to dividends paid of $11.2 million, the $4.3 million effect of stock options exercised and the purchase of $47.4 million, or 2,453,105 shares, of treasury stock for the three months ended March 31, 2003. Additionally, the decrease was due to the purchase of $14.1 million, or 725,000 shares, of the Company’s common stock by the Stock-Based Incentive Plan during the three months ended March 31, 2003. Offsetting these decreases were net income for the three months ended March 31, 2003 of $37.5 million, the amortization of unallocated and unearned common stock held by the Company’s stock-related plans of $1.9 million and an increase of $9.6 million in the net unrealized gains on securities available-for-sale from December 31, 2002.

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

	For the Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Money market investments	$64,082	$185	1.15%	$108,627	$455	1.68%
Debt and equity securities, net	1,785,107	24,351	5.46	1,249,029	23,283	7.46
Mortgage-backed and mortgage related securities, net	5,974,989	75,559	5.06	3,728,250	55,379	5.94
Real estate loans, net	2,900,442	47,510	6.55	3,271,473	57,451	7.02
Consumer and other loans, net	293,380	3,343	4.56	314,894	4,364	5.54

Total interest-earning assets	11,018,000	150,948	5.48	8,672,273	140,932	6.50

Non-interest-earning assets	416,921			312,123

Total assets	$11,434,921			$8,984,396

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$900,399	4,860	2.16	$404,670	1,915	1.89
Savings accounts	1,253,720	3,283	1.05	972,951	2,683	1.10
Super NOW and NOW accounts	303,315	349	0.46	259,617	427	0.66
Certificates of deposit	3,281,667	24,651	3.00	2,857,829	26,157	3.66

Total interest-bearing deposits	5,739,101	33,143	2.31	4,495,067	31,182	2.77
Borrowed funds	4,724,719	47,356	4.01	3,618,289	45,251	5.00

Total interest-bearing liabilities	10,463,820	80,499	3.08	8,113,356	76,433	3.77

Non-interest-bearing liabilities	406,336			308,497

Total liabilities	10,870,156			8,421,853
Stockholders’ equity	564,765			562,543

Total liabilities and stockholders’ equity	$11,434,921			$8,984,396

Net interest income/interest rate spread		$70,449	2.40%		$64,499	2.73%

Net interest margin			2.56%			2.97%

Ratio of interest-earning assets to interest-bearing liabilities			105.30%			106.89%

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

General

The Company reported net income of $37.5 million, or basic earnings per share and diluted earnings per share of $0.50, for the quarter ended March 31, 2003, compared to $33.6 million, or basic earnings per share of $0.42 and diluted earnings per share of $0.41, for the quarter ended March 31, 2002.

Interest Income

Interest income for the quarter ended March 31, 2003 increased $10.0 million, or 7.1%, to $150.9 million from $140.9 million for the quarter ended March 31, 2002. This increase was primarily the result of an increase in average interest-earning assets of $2.35 billion, or 27.0%, to $11.0 billion for the quarter ended March 31, 2003 from $8.67 billion in the comparable quarter of 2002. This increase in average balance was partially offset by a decrease in the average yield on total interest-earning assets from 6.50% for the quarter ended March 31, 2002 to 5.48% for the 2003 comparable quarter. The increase in average interest-earning assets from the March 31, 2002 period was attributable to a $2.24 billion increase in the average balance of mortgage-backed and mortgage related securities, net, and an increase in the average balance of debt and equity securities, net, of $536.1 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $371.0 million and a decrease in the average balance of consumer and other loans, net, of $21.5 million from the March 31, 2002 period.

Interest income on mortgage-backed and mortgage related securities, net, increased $20.2 million, or 36.4%, to $75.6 million for the three months ended March 31, 2003 from $55.4 million for the same period in 2002. The increase was principally the result of an increase of $2.24 billion, or 60.3%, in the average balance of mortgage-backed and mortgage related securities, net, from $3.73 billion for the three months ended March 31, 2002 to $5.97 billion for the three months ended March 31, 2003. This increase in average balance primarily was due to management’s decision to invest the funds received, primarily from borrowings and deposit liabilities, into mortgage-backed and mortgage related securities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 88 basis points from 5.94% for the three months ended March 31, 2002 to 5.06% for the three months ended March 31, 2003.

Interest income on debt and equity securities, net, increased $1.1 million, or 4.6%, to $24.4 million for the three months ended March 31, 2003 from $23.3 million for the same period in 2002. The increase was the result, in part, of an increase in the average balance of debt and equity securities, net, of $536.1 million, or 42.9%, from $1.25 billion for the three months ended March 31, 2002 to $1.79 billion for the three months ended March 31, 2003. The increase in average balance of debt and equity securities, net, was offset by a decrease in the average yield on such securities of 200 basis points from 7.46% for the three months ended March 31, 2002 to 5.46% for the three months ended March 31, 2003.

Interest income on real estate loans, net, decreased $9.9 million, or 17.3%, to $47.5 million for the three months ended March 31, 2003 from $57.4 million for the same period in 2002. The decrease was the result of a $371.0 million, or 11.3%, decrease in the average balance of real estate loans, net, outstanding from $3.27 billion for the quarter ended March 31, 2002 to $2.90 billion for the quarter ended March 31, 2003. The decrease in average balance was due to a net decrease in the average balance of one-to four-family loans of $965.3 million, partially offset by a $594.3 million net increase in the average balance of multi-family, construction and commercial real estate loans. The decrease in the interest income on real estate loans, net, was also the result of a 47 basis point decrease in the average yield on real estate loans from 7.02% for the three months ended March 31, 2002 to 6.55% for the three months ended March 31, 2003. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002, which has resulted in increased principal repayments on one- to four-family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest income on consumer and other loans, net, decreased $1.0 million, or 23.4%, to $3.3 million for the three months ended March 31, 2003 from $4.3 million for the same period in 2002. This decrease was due to a 98 basis point decrease in the average yield on consumer and other loans, net, from 5.54% for the three months ended March 31, 2002 to 4.56% for the same period in 2003, and a $21.5 million, or 6.8%, decrease in the average balance of consumer and other loans, net, outstanding from $314.9 million for the three months ended March 31, 2002 to $293.4 million for the three months ended March 31, 2003. The decrease in average yield was principally due to downward re-pricing of consumer loan products, which are primarily linked to the Prime Rate, during the declining interest rate environment experienced during 2002.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $80.5 million, compared to $76.4 million for the three months ended March 31, 2002, an increase of $4.1 million, or 5.3%. The increase in interest expense was the result of a $2.35 billion, or 29.0%, increase in the average balance of interest-bearing liabilities from $8.11 billion for the quarter ended March 31, 2002 to $10.46 billion for the quarter ended March 31, 2003. The increase in average balance was partially offset by a 69 basis point decrease in the average cost of interest-bearing liabilities from 3.77% for the quarter ended March 31, 2002 to 3.08% for the quarter ended March 31, 2003. The increase in average interest-bearing liabilities reflects a $1.24 billion increase in the average balance of interest-bearing deposits and a $1.10 billion increase in the average balance of borrowed funds as compared to the corresponding prior year quarter.

Interest expense on interest-bearing deposits for the three months ended March 31, 2003 increased $1.9 million, or 6.3%, to $33.1 million from $31.2 million for the corresponding 2002 period. This increase was primarily due to an increase in the average balance of interest-bearing deposit accounts of $1.24 billion, or 27.7%, from $4.50 billion for the three months ended March 31, 2002 to $5.74 billion for the three months ended March 31, 2003. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $495.7 million, Super NOW and NOW accounts of $43.7 million, savings accounts of $280.8 million and certificates of deposits of $423.8 million for the three months ended March 31, 2003 from the corresponding period in 2002. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products, competitive pricing and through additional deposits generated from the Company’s de novo branching strategy. Partially offsetting the increase in the average balance was a 46 basis point decrease in the average rate paid on interest-bearing deposits from 2.77% for the three months ended March 31, 2002 to 2.31% for the corresponding period in 2003.

Interest expense on borrowed funds for the three months ended March 31, 2003 increased $2.1 million, or 4.7%, to $47.4 million from $45.3 million for the corresponding 2002 period. The increase was primarily due to an increase in the average balance of borrowed funds of $1.10 billion, or 30.6%, from $3.62 billion for the three months ended March 31, 2002 to $4.72 billion for the three months ended March 31, 2003. Partially offsetting the increase in average balance was a 99 basis point decrease in the average cost of borrowed funds from 5.00% for the three months ended March 31, 2002 to 4.01% for the corresponding period in 2003.

Net Interest Income

Net interest income before provision for loan losses was $70.4 million for the three months ended March 31, 2003, as compared to $64.5 million for the three months ended March 31, 2002, an increase of $5.9 million, or 9.2%. The increase in net interest income reflects the net effect of the $2.35 billion increase in both the average balance of interest-earning assets and the average balance of interest-bearing liabilities for the three months ended March 31, 2003 as compared to the corresponding prior year quarter. Offsetting these increases in interest-earning assets and interest-bearing liabilities was the impact of the reduced interest rate spread and margin experienced for the three months ended March 31, 2003 as compared to the prior year quarter. The net interest rate spread and margin for the three months ended March 31, 2003 was 2.40% and 2.56%, respectively, as compared to 2.73% and 2.97%, respectively, for the three months ended March 31, 2002.

Provision for Loan Losses

The Company had a provision for loan losses for the three months ended March 31, 2003 of $500,000 as compared to $750,000 for the three months ended March 31, 2002. The provision for loan losses for the three months ended March 31, 2003 and 2002 reflects management’s qualitative and quantitative assessment of the loan portfolio, changes in the composition of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. A significant factor supporting management’s provision for loan losses in 2002 and the first quarter of 2003 was the migration of the loan portfolio toward higher risk commercial real estate, construction and multi-family loans. At March 31, 2003 and December 31, 2002 the allowance for loan losses amounted to $43.9 million and $43.4 million, respectively. The ratio of such allowance to total non-performing loans was 157.91% at March 31, 2003, as compared to 103.72% at December 31, 2002. Non-performing loans were $27.8 million and $41.9 million at March 31, 2003 and December 31, 2002, respectively. During the three months ended March 31, 2003 the Company had net charge-offs of $53,000, or 0.01% of average loans. For the three months ended March 31, 2002 net charge-offs were $102,000, or 0.01% of average loans.

The allowance for loan losses as a percentage of total non-performing loans was negatively impacted by certain non-performing commercial credit relationships totaling $18.7 million and $32.1 million at March 31, 2003 and December 31, 2002, respectively. One of the two non-performing credit relationships, with an outstanding loan balance of $13.3 million at December 31, 2002, was resolved during the quarter ended March 31, 2003 with the sale of the four commercial properties securing the credit. The Company fully recovered all outstanding principal under the loan, plus all capitalized costs associated therewith, and recorded income of $152,000 related to unpaid interest during the quarter ended March 31, 2003.

The remaining credit is an $18.7 million loan secured by two assisted living facilities in the New York Metropolitan area. A court-appointed receiver has operated the facilities since the commencement of the borrowers’ consolidated bankruptcy filing in November 2001 and has improved the facilities’ cash flows and profitability since that time. Currently the facilities are actively being marketed for sale. Independent third parties have valued the facilities in excess of $16.0 million and, based upon such independent opinions of value, management believes it has allocated an appropriate amount of the allowance for loan losses to this credit.

Non-Interest Income

Non-interest income decreased $877,000, or 8.0%, from $10.9 million for the quarter ended March 31, 2002 to $10.1 million for the quarter ended March 31, 2003. The decrease in non-interest income primarily relates to a decrease of $5.0 million in joint venture income from $5.0 million of income for the three months ended March 31, 2002 to an $80,000 loss for the three months ended March 31, 2003. The loss relates to the Company’s joint venture for the development of a residential community in Oyster Bay, New York, which during the first quarter of 2003 generated $910,000 of income from the delivery of 13 units, offset by $990,000 of expenses related to the finalization of the unit deliveries and amenities at the project. The income generated during the first quarter of 2002 related to the delivery of 74 units during the 2002 first quarter. Partially offsetting this decrease was an increase in fees and service charges of $580,000, or 15.4%, from $3.8 million for the quarter ended March 31, 2002 to $4.3 million for the quarter ended March 31, 2003. The increase in fees and service charges reflects the continued success of the Bank’s high performance checking campaign. Also offsetting the decrease was a significant increase of $3.4 million in net gains on securities from $50,000 for the quarter ended March 31, 2002 to $3.5 million for the quarter ended March 31, 2003. The gains generated during the first quarter of 2003 related to the sale of $216.8 million of debt and equity securities.

Non-Interest Expense

Non-interest expense increased $249,000, or 1.1%, to $23.5 million for the quarter ended March 31, 2003, as compared to $23.3 million for the same period in 2002. The increase in non-interest expense was attributable to prepayment penalties incurred on debt extinguishments and the incurrence of a full quarters expense related to capital trust securities during the first quarter of 2003. These increases were partially offset by a decrease in general and administrative expenses, primarily relating to decreases in compensation and employee benefits expenses, advertising and promotion expenses and other non-interest expenses.

Non-interest expense increased due to the incurrence of $1.5 million of prepayment penalties on debt extinguishments during the first quarter of 2003. No such penalties were incurred during the first quarter of 2002. Non-interest expense also increased due to an increase in capital trust securities expenses of $727,000 from $124,000 for the first quarter of 2002 to $851,000 in the first quarter of 2003. Capital trust securities expenses relate to expenses incurred on the $63.0 million of guaranteed preferred beneficial interest in junior subordinate debentures that were issued in March of 2002 and which remains outstanding at March 31, 2003.

General and administrative expenses for the quarter ended March 31, 2003 decreased $2.1 million, or 9.1%, to $21.1 million from $23.2 million for the quarter ended March 31, 2002. The decrease in general and administrative expenses was primarily due to the decrease in compensation and employee benefit costs of $1.7 million, a $357,000 decrease in advertising and promotion expense and a $774,000 decrease in other non-interest expenses. Partially offsetting these decreases was an increase in occupancy and equipment expense.

The decrease in compensation and employee benefit expense was due to an decrease in employee stock and performance-based benefit plan expenses and offset partially by increased expenses related to staffing additions for de novo branch activities. The decrease in advertising and promotion expenses primarily relates to the higher costs in the first quarter 2002 related to de novo branch openings during that quarter. The decrease in other non-interest expenses was primarily due to lower residential loan servicing costs and third party relationship refunds, offset partially by increases in data and item processing fees and other operating expenses principally relating to the increase in the number of deposit accounts. The increase in occupancy and equipment expense primarily relates to the increase in expenses due to the operation of de novo branches opened since March of 2002.

Income Taxes

The provision for income taxes increased $1.2 million, from $17.8 million recorded during the quarter ended March 31, 2002 to $19.0 million recorded during the quarter ended March 31, 2003. The increase was attributable to the increase in income before provision for income taxes of $5.1 million, or 9.9%, in the first quarter of 2003 as compared to the same prior year quarter.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings and proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

Another source of funding for the Holding Company is dividend payments from the Bank. Dividends paid by the Bank have primarily been used to fund common stock repurchases, pay dividends on the Company’s common stock and to repay borrowings. The Bank’s ability to pay dividends to the Holding Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. For the three months ended March 31, 2003, the Bank did not pay any dividends to the Holding Company.

As of March 31, 2003, the Company has issued $190.0 million in unsecured senior notes. Of such notes, $75.0 million are at a rate of 7.50%, which were issued at par, and have a maturity date of December 1, 2008; $115.0 million of such notes are at a rate of 5.75%, which were issued at a price of 99.785%, and have a maturity date of November 15, 2007. The proceeds from the issuance of the unsecured senior notes were used for general corporate purposes, including, the repurchase of the Company’s common stock, the payment dividends on the Company’s common stock and the repayment of indebtedness. In addition, the Company currently has the ability to issue an additional $10.0 million in debt and other types of securities, with rates and terms to be determined, pursuant to the Company’s $200.0 million shelf registration filed with the Securities and Exchange Commission during 2001.

On March 20, 2002 the Company, through its wholly-owned subsidiary RPT I, issued $63.0 million in floating rate Capital Securities. Such securities bear interest at 6-month LIBOR plus 360 basis points and are due April 1, 2032. At March 31, 2003, the distribution rate was 5.36%. The proceeds from the issuance of the Capital Securities were used for general corporate purposes, including, among other things, the repurchase of the Company’s common stock and the repayment of borrowed funds. The issuance costs, totaling $850,000, associated with the Capital Securities issuance have been capitalized and are being amortized over the life of the security.

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the three months ended March 31, 2003, the Bank originated $462.6 million of construction, multi-family and commercial real estate loans, as compared to $133.7 million in the comparable 2002 period. During the three months ended March 31, 2003 and 2002, the Bank also originated $64.3 million and $29.1 million, respectively, of one- to four-family mortgage loans. The increase in the origination of construction, multi-family and commercial real estate loans for the three months ended March 31, 2003 as compared to the prior year period reflects the Company’s strategy of de-emphasizing one- to four-family lending and capitalizing on and investing in its higher margin lending operations. Purchases of securities available-for-sale totaled $2.63 billion and $1.89 billion during the three months ended March 31, 2003 and 2002, respectively. In addition to the aforementioned investing activities, the Company, during 2002, invested $25.0 million in a joint venture with The Holiday Organization of Westbury, New York, for the development of a 177 unit residential community in Mt. Sinai, New York.

The Bank utilizes a private label program for the origination of one- to four-family loans through its existing branch network under a mortgage origination assistance agreement with a third party mortgage originator. Under this program, the Bank utilizes the third party’s mortgage loan origination platforms (including, among others, telephone and internet platforms) to originate loans, based on defined underwriting criteria and in accordance with Federal National Mortgage Association guidelines, that close in the Bank’s name and utilize the Bank’s licensing. The Bank funds such loans directly, and, under a separate loan and servicing rights purchase and sale agreement with the same third party, has the option to retain the loans in its portfolio, sell the loans to unrelated third party investors or sell the loans to the same third party at agreed upon pricing.

The Bank intends to enter into a private label agreement, during the second quarter of 2003, with a nationally recognized third party for the purpose of originating lines of credit and fixed-rate second mortgages. The loans will be underwritten in accordance with the Bank’s underwriting guidelines for these products. The loans may be sold to the originator under a separate purchase and sale agreement at a predetermined price, or the Bank may elect to retain the originated loans for its own portfolio. Additionally, a third party servicer will service the loans originated under this program.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements, FHLB advances and other borrowing facilities. At March 31, 2003, the Company had $3.98 billion in borrowed funds outstanding, as compared to $4.52 billion at December 31, 2002.

At March 31, 2003, the Company had outstanding loan commitments of $593.1 million, primarily for construction, multi-family and commercial real estate loans. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s outstanding loan commitments as of March 31, 2003 are as follows:

Loan Type	Amount
(In thousands)
One- to four-family	$22,258
Commercial real estate	17,598
Multi-family real estate	90,443
Construction and development	374,386
Consumer	13,149
Home equity lines of credit	75,250

$593,084

In the normal course of business, the Company enters into commitments to purchase securities. As of March 31, 2003, the Company had $894.0 million in commitments to purchase mortgage-backed and mortgage related securities and $250.0 million of government agency securities.

Certificates of deposit that are scheduled to mature in one year or less at March 31, 2003 totaled $2.07 billion. Based upon prior experience, and the Company’s current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company’s most liquid assets are cash and cash equivalents, money market investments, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At March 31, 2003 and December 31, 2002, the Company had $155.0 million and $171.0 million, respectively, in cash and cash equivalents and money market investments. Included in money market investments were $17.0 million and $10.5 million of short-term repurchase agreements at March 31, 2003 and December 31, 2002, respectively.

During the three months ended March 31, 2003, the Company repurchased 2,453,105 shares of its common stock at an aggregate cost of $47.4 million. As of March 31, 2003, the Company had repurchased 2.1 million shares of the 4.0 million shares authorized in the Company’s ninth stock repurchase program. Future purchases of the Company’s common stock will be made from time to time, in light of market conditions, at the discretion of management.

On February 28, 2003, the Company declared a quarterly cash dividend totaling $11.2 million, or $0.15 per common share. The dividend was paid on March 20, 2003 to shareholders of record on March 10, 2003.

Interest Rate Sensitivity Analysis – Management of Interest Rate Risk

The principal objectives of the Company’s interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, to maintain an appropriate level of risk given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and to manage the risk consistent with the Board of Directors’ approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s Board of Directors reviews the Company’s interest rate risk position on a monthly basis. Additionally, an Asset/Liability Committee comprised of the Bank’s senior management reviews the Company’s interest rate risk position on a weekly basis. Senior management also reviews, with the Board of Directors, its activities and strategies, the effect of those activities and strategies on the Company’s net interest margin, the market value of the Company’s portfolio of investments and loans and the effect that changes in interest rates may have on the Company’s investment and loan portfolios and exposure limits.

The Company has utilized the following strategies to manage interest rate risk: (1) increasing low-cost core deposits through an expanded branch network and product offerings; (2) focusing on higher margin business lines by expanding construction, commercial real estate and multi-family lending; and (3) effectively utilizing borrowed funds and deposits to fund and sustain asset growth while maintaining market spreads. Management believes that reducing exposure to interest rate fluctuations in this manner will enhance long-term profitability.

Interest Rate Sensitivity Analysis – Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same specific time period. At March 31, 2003, the Company’s one-year gap position was positive 45.03%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets, which, consequently, may result in the yield of its interest-earning assets increasing at a rate faster than its cost of interest-bearing liabilities, as opposed to if the institution had a negative gap. Accordingly, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets repricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income. The Company’s March 31, 2003 cumulative one-year gap position reflects the classification of available-for-sale and held-to-maturity securities within repricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If all available-for-sale securities at March 31, 2003 were classified within the “Up to One Year” maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $6.45 billion, representing a positive cumulative one-year gap position of 59.26%. Available-for-sale securities may or may not be sold, subject to management’s discretion. Given the Company’s existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its current gap position will not have a material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, that are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2003 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment rate assumptions ranging from 6% to 78% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 45% and 90% annually, dependent upon the security type and pass-through rate. Money market accounts were assumed to decay (estimated deposit withdrawal activity) at 10% per annum, savings accounts were assumed to decay at 4% per annum and Super NOW and NOW accounts were assumed to decay at 3% per annum. Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities principal prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $887.8 million of callable securities at their estimated fair value and classified primarily based upon their respective call features. Of such securities, $617.2 million have been classified, using callable features, in the “Up to One Year” category, $72.8 million have been classified, using callable features, in the “One to Two Years” category and $197.8 million have been classified, according to their contractual maturity date, in the “Over Five Years” category. Also included in the Gap Table are $2.22 billion of callable borrowings, classified according to their maturity date, except for $100.0 million of such borrowings which have been classified according to their first call date in the “Up to One Year” category. If all callable borrowings at March 31, 2003 were classified according to their first call date, the Company’s one-year gap position would have been positive 31.02%.

The Company’s positive gap position at March 31, 2003 of 45.03% as compared to a positive 42.73% at December 31, 2002 continues to reflect the effect of prepayment activity experienced during 2002 and the first quarter of 2003 in the mortgage-backed securities and real estate loan portfolios. In addition, expected maturities of borrowed funds lengthened during the first quarter of 2003. Borrowed funds maturing in one year or less decreased from 16.7% of total borrowed funds at December 31, 2002 to 2.6% of the total borrowed funds at March 31, 2003. Slightly offsetting the lengthening of borrowed fund maturities was a shortening of certificates of deposit (CDs) maturities. CDs maturing in one year or less increased from 56.7% of total CDs at December 31, 2002 to 61.7% of total CDs at March 31, 2003.

	At March 31, 2003
	Up to One Year	One to Two Years	Two to Three Years	Three To Four Years	Four to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets (1):
Money market investments	$80,700	$—	$—	$—	$—	$—	$80,700
Debt and equity securities, net (2)	910,155	72,159	5,000	10,000	6,153	407,755	1,411,222
Mortgage-backed and mortgage related securities, net (2)	4,577,241	845,988	221,264	65,326	20,289	48,887	5,778,995
Real estate loans, net (3)(4)	1,439,360	396,056	239,396	259,182	426,151	193,352	2,953,497
Consumer and other loans, net (3)(4)	231,915	7,500	15,373	5,937	4,073	21,475	286,273

Total interest-earning assets	$7,239,371	$1,321,703	$481,033	$340,445	$456,666	$671,469	$10,510,687

Interest-bearing liabilities (1):
Money market accounts	95,590	45,608	32,468	27,525	24,914	706,128	932,233
Savings accounts	57,106	52,749	48,893	45,471	42,425	1,027,389	1,274,033
Super NOW and NOW accounts	9,567	9,280	9,001	8,731	8,469	273,846	318,894
Certificates of deposit	2,072,317	671,400	140,315	159,385	225,530	91,438	3,360,385
Borrowed funds	104,974	274,972	1,200,268	249,967	464,780	1,685,909	3,980,870

Total interest-bearing liabilities	2,339,554	1,054,009	1,430,945	491,079	766,118	3,784,710	9,866,415

Interest sensitivity gap (5)	$4,899,817	$267,694	$(949,912)	$(150,634)	$(309,452)	$(3,113,241)	$644,272

Cumulative interest sensitivity gap	$4,899,817	$5,167,511	$4,217,599	$4,066,965	$3,757,513	$644,272

Cumulative interest sensitivity gap as a percentage of total assets	45.03%	47.49%	38.76%	37.38%	34.53%	5.92%
Cumulative net interest-earning assets as a percentage of cumulative interest-bearing liabilities	309.43%	252.27%	187.42%	176.51%	161.78%	106.53%

(1)	Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or re-priced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.
(2)	Debt, equity and mortgage-backed and mortgage related securities, net, are shown at their respective carrying values. Included in debt and equity securities, net, is $83.3 million of Federal Home Loan Bank stock.
(3)	For the purpose of the gap analysis, the allowance for loan losses and non-performing loans have been excluded.
(4)	Loans held-for-sale are included in the “Up to One Year” category.
(5)	The interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s quantitative and qualitative disclosures about market risk, see the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity Analysis—Management of Interest Rate Risk” and “—Interest Rate Sensitivity Analysis—Gap Analysis.”

ITEM 4.     CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 2.     Changes in Securities and Use of Proceeds

On November 13, 2002, the Company issued $115.0 million in 5.75% unsecured senior notes due November 2007 (the Notes). The Notes were issued pursuant a registration statement (Registration No. 333-67282) initially filed with the Securities and Exchange Commission on August 10, 2001 and effective on September 25, 2001. The managing underwriter for the transaction was Sandler O’Neill & Partners, L.P. Notes representing $115.0 million were registered and sold in the offering (excluding $75.0 million in Notes sold under Registration Statement No. 333-67282 on November 21, 2001 as previously disclosed in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2002). Underwriters’ discounts and commissions totaled $1.1 million. Other expenses relating to the offering totaled approximately $313,000. The net offering proceeds to the Company totaled approximately $113.6 million. The proceeds of such offering were used for the repurchase of $38.7 million of the Company’s common stock, the payment of $11.3 million in dividends on the Company’s common stock and the repayment of $63.6 million of indebtedness. The portion of the proceeds utilized during the quarter ended March 31, 2003 totaled $7.9 million and was utilized to repurchase the Company’s common stock.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Roslyn Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc. (2)

3.3	Third Amended and Restated Bylaws of Roslyn Bancorp, Inc. (3)

3.4	Form of Stock Certificate of Roslyn Bancorp, Inc. (1)

4.1	Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)

4.2	Form of Senior Indenture (5)

4.3	Form of Subordinated Indenture (5)

4.4	Form of Note for Senior Debt Securities (5)

4.5	The registrant will furnish upon request copies of all long-term instruments of registrant and its consolidated subsidiaries

11.0	Statement Re: Computation of Per Share Earnings

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

  None.

1.	Incorporated by reference into this document from Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.
2.	Incorporated by reference into this document from the Exhibits to the Company’s quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.
3.	Incorporated by reference into this document from Exhibits to the Company’s quarterly report on Form 10-Q, Commission file No. 0-28886, filed with the Securities and Exchange Commission on August 10, 2000.
4.	Incorporated by reference into this document from Exhibits to the Company’s Form 8-A, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.
5.	Incorporated by reference into this document from Exhibits to the Company’s Form S-3, and any amendments thereto, Commission File No. 333-67282, filed with the Securities and Exchange Commission on August 10, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSLYN BANCORP, INC.

(Registrant)

Date: May 1, 2003	By:	/s/ JOSEPH L. MANCINO
Joseph L. Mancino Vice Chairman of the Board, President and Chief Executive Officer

Date: May 1, 2003	By:	/s/ MICHAEL P. PUORRO
Michael P. Puorro Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Joseph L. Mancino, President and Chief Executive Officer of Roslyn Bancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Roslyn Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	By:	/s/ JOSEPH L. MANCINO
Joseph L. Mancino President and Chief Executive Officer of Roslyn Bancorp, Inc.

I, Michael P. Puorro, Treasurer and Chief Financial Officer of Roslyn Bancorp, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Roslyn Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	By:	/s/ MICHAEL P. PUORRO
Michael P. Puorro Treasurer and Chief Financial Officer of Roslyn Bancorp, Inc.