Form 10-Q
period 2003-06-30
ROSLYN BANCORP INC
filed 2003-08-14
CIK 1020828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(516) 942 - 6000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, August 4, 2003
$.01 Par Value	75,826,918

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

Forward-looking statements also include, with limitation, those statements relating the anticipated effects of the Company’s proposed merger with New York Community Bancorp, Inc. The following factors, among others, could cause the actual results of the merger to differ materially from expectations: the ability of the companies to obtain the required shareholder or regulatory approvals of the merger; the imposition of any regulatory conditions or requirements on the merger; the ability of the companies to consummate the merger; the ability to successfully integrate the companies following the merger, including integration of data processing systems and retention of key personnel; a materially adverse change in the financial condition, operations, or projected or actual earnings of either company; the ability to fully realize the expected cost savings and revenues; the ability to realize the expected cost savings and revenues on a timely basis; and any material change in the local markets in which each company operates.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash and cash items	$11,673	$13,249
Due from banks	58,355	55,740

Total cash and cash equivalents	70,028	68,989
Money market investments	—	102,000
Securities:
Debt securities held-to-maturity, net (fair value of $279,798 and $377,393 at June 30, 2003 and December 31, 2002, respectively)	283,491	374,763
Debt and equity securities available-for-sale, net	1,047,628	1,520,187
Mortgage-backed and mortgage related securities available-for-sale, net (securities pledged of $2,980,993 and $3,377,061 at June 30, 2003 and December 31, 2002, respectively)	5,509,183	5,418,706

Total securities available-for-sale, net	6,840,302	7,313,656
Federal Home Loan Bank of New York stock, at cost	83,290	97,040
Loans held-for-sale	5,969	11,636
Loans receivable held for investment, net:
Real estate loans, net	3,271,741	2,853,275
Consumer and other loans, net	280,467	303,411

Total loans receivable held for investment, net	3,552,208	3,156,686
Allowance for loan losses	(44,326)	(43,421)

Total loans receivable held for investment, net of allowance for loan losses	3,507,882	3,113,265
Banking house and equipment, net	40,681	39,558
Accrued interest receivable	54,802	58,268
Deferred tax asset, net	7,557	19,524
Other assets	198,938	196,283

Total assets	$10,809,449	$11,020,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings accounts	$1,294,058	$1,194,836
Certificates of deposit	3,379,231	3,129,469
Money market accounts	830,689	863,457
Interest-bearing demand deposit accounts	342,314	309,724
Demand deposit accounts	238,823	213,364

Total deposits	6,085,115	5,710,850
Official checks outstanding	39,541	38,350
Borrowed funds:
Reverse-repurchase agreements	2,410,299	2,948,587
Senior notes	189,784	189,759
Other borrowings	1,380,798	1,380,801

Total borrowed funds payable	3,980,881	4,519,147
Accrued interest payable and dividends	28,467	28,067
Mortgagors’ escrow and security deposits	20,413	24,296
Accrued taxes payable	12,465	18,946
Accrued expenses and other liabilities	41,648	41,049

Total liabilities	10,208,530	10,380,705

Guaranteed preferred beneficial interest in junior subordinated debentures	63,000	63,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,811,472 shares issued; 75,826,918 and 80,752,923 shares outstanding at June 30, 2003 and December 31, 2002, respectively	1,188	1,188
Additional paid-in-capital	509,800	509,053
Retained earnings—partially restricted	728,088	682,853
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax	20,961	4,047
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(42,147)	(43,044)
Unearned common stock held by Stock-Based Incentive Plan (SBIP)	(15,266)	(3,575)
Common stock held by Supplemental Executive Retirement Plan (SERP), at cost (173,696 and 548,800 shares at June 30, 2003 and December 31, 2002)	(3,235)	(5,997)
Treasury stock, at cost (42,984,554 and 38,058,549 shares at June 30, 2003 and December 31, 2002, respectively)	(661,470)	(568,011)

Total stockholders’ equity	537,919	576,514

Total liabilities and stockholders’ equity	$10,809,449	$11,020,219

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Money market investments	$170	$342	$355	$797
Debt and equity securities	20,922	23,669	45,273	46,952
Mortgage-backed and mortgage related securities	65,921	68,389	141,480	123,768
Real estate loans	49,579	54,812	97,089	112,263
Consumer and other loans	3,192	4,301	6,535	8,665

Total interest income	139,784	151,513	290,732	292,445

Interest expense:
Deposits	31,047	32,797	64,190	63,979
Borrowed funds	47,040	48,713	94,396	93,964

Total interest expense	78,087	81,510	158,586	157,943

Net interest income before provision for loan losses	61,697	70,003	132,146	134,502
Provision for loan losses	500	750	1,000	1,500

Net interest income after provision for loan losses	61,197	69,253	131,146	133,002

Non-interest income:
Fees and service charges	5,236	4,497	9,583	8,264
Net gains on securities	4,151	15	7,635	65
Income from bank owned life insurance	1,781	1,883	3,594	3,854
Joint venture income (loss)	—	5,234	(80)	10,197
Other non-interest income	370	414	861	595

Total non-interest income	11,538	12,043	21,593	22,975

Non-interest expense:
General and administrative expenses:
Compensation and employee benefits	11,080	13,927	23,268	27,779
Occupancy and equipment	3,611	3,193	7,438	6,362
Deposit insurance premiums	234	209	470	421
Advertising and promotion	500	744	1,140	1,741
Other non-interest expenses	4,325	5,111	8,522	10,082

Total general and administrative expenses	19,750	23,184	40,838	46,385
Amortization of intangible assets	32	32	63	63
Real estate operations, net	16	(9)	75	(83)
Capital trust securities	860	943	1,711	1,067
Prepayment penalties on debt extinguishments	—	—	1,502	—

Total non-interest expense	20,658	24,150	44,189	47,432

Income before provision for income taxes	52,077	57,146	108,550	108,545
Provision for income taxes	16,465	20,405	35,480	38,220

Net income	$35,612	$36,741	$73,070	$70,325

Basic earnings per common share	$0.49	$0.46	$1.00	$0.88

Diluted earnings per common share	$0.49	$0.45	$0.98	$0.86

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amount)

	Common stock	Additional paid-in- capital	Retained earnings- partially restricted	Accumulated other comprehensive income	Unallocated common stock held by ESOP	Unearned common stock held by SBIP	Common stock held by SERP, at cost	Treasury stock, at cost	Total stockholders’ equity
Balance at December 31, 2002	$1,188	$509,053	$682,853	$4,047	$(43,044)	$(3,575)	$(5,997)	$(568,011)	$576,514
Comprehensive income:
Net income			73,070						73,070
Other comprehensive income, net of tax:
Net unrealized gain on securities, net of reclassification adjustment (1) (2)				16,914					16,914

Total comprehensive income									89,984

Exercise of stock options and related tax benefit			(5,635)						(5,635)
Allocation of ESOP stock		747			897				1,644
Amortization of SBIP stock awards			81			2,385			2,466
Distribution of SERP stock							3,775		3,775
Cash dividends on common stock ($0.305 per share)			(22,281)						(22,281)
Common stock acquired, at cost						(14,076)	(1,013)	(93,459)	(108,548)

Balance at June 30, 2003	$1,188	$509,800	$728,088	$20,961	$(42,147)	$(15,266)	$(3,235)	$(661,470)	$537,919

(1)	Disclosure of reclassification amount, net of tax, for the six months ended June 30, 2003:

Net unrealized appreciation arising during the period, net of tax	$21,362
Less: Reclassification adjustment for net gains included in net income, net of tax	4,448

Net unrealized gain on securities, net of tax	$16,914

(2)	The tax expense relating to the net unrealized appreciation on securities during the six months ended June 30, 2003 was $14.8 million. The tax expense relating to the reclassification adjustment for net gains was $3.2 million for the six months ended June 30, 2003.

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$73,070	$70,325
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,500
Provision for other real estate owned losses	53	—
Amortization of intangible assets	63	63
Depreciation and amortization	2,375	1,915
Accretion of discounts in excess of amortization of premiums	(11,724)	(17,947)
ESOP and SBIP expense, net	4,110	5,819
Originations of loans held-for-sale, net of sales	6,333	5,267
Net gains on sales of loans	(666)	(358)
Net gains on securities	(7,635)	(65)
Net gains on sales of real estate owned	(14)	(85)
Net gains on sales of fixed assets	—	(6)
Income from bank owned life insurance	(3,594)	(3,854)
Income taxes deferred and tax benefits attributable to stock plans	3,287	7,304
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	3,466	(9,654)
Decrease in other assets	371	566
Increase (decrease) in official checks outstanding	1,191	(9,453)
Increase in accrued interest payable and dividends	400	2,859
Decrease in accrued taxes payable	(6,481)	(9,639)
Increase (decrease) in accrued expenses and other liabilities	599	(739)
Net decrease in deferred loan costs and fees	2,412	632

Net cash provided by operating activities	68,616	44,450

Cash flows from investing activities:
Net redemption of Federal Home Loan Bank stock	13,750	14,980
Purchases of securities held-to-maturity	(211,454)	—
Proceeds from calls of securities held-to-maturity	313,606	—
Proceeds from sales and repayments of securities available-for-sale	6,775,014	1,827,652
Purchases of securities available-for-sale	(6,355,547)	(3,222,214)
Net loan (originations) repayments	(398,164)	294,761
Investment in real estate joint venture	—	(24,440)
Purchases of banking house and equipment, net	(3,498)	(4,404)
Proceeds from sales of other real estate owned	601	429

Net cash provided by (used in) investing activities	134,308	(1,113,236)

Cash flows from financing activities:
Increase in demand deposit, money market and savings accounts	124,503	268,605
Increase in certificates of deposit	249,762	390,680
Increase (decrease) in short-term reverse-repurchase agreements and other borrowings	61,709	(118,958)
(Decrease) increase in long-term reverse-repurchase agreements and other borrowings	(600,000)	564,998
Net proceeds from issuance of guaranteed preferred beneficial interest in junior subordinated debentures	—	62,335
Decrease in mortgagors’ escrow and security deposits	(3,883)	(3,809)
Net cash used in exercise of stock options	(8,922)	(18,795)
Cash dividends paid on common stock	(22,281)	(20,434)
Cost to repurchase treasury stock	(93,459)	(69,590)
Net proceeds from distribution of SERP stock	2,762	—
Cost to repurchase SBIP stock	(14,076)	(1,695)

Net cash (used in) provided by financing activities	(303,885)	1,053,337

Net decrease in cash and cash equivalents	(100,961)	(15,449)
Cash and cash equivalents at beginning of period	170,989	102,825

Cash and cash equivalents at end of period	$70,028	$87,376

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$157,853	$155,084

Income taxes	$38,677	$40,424

Non-cash investing activities:
Additions to other real estate owned	$136	$674

See accompanying notes to consolidated financial statements.

ROSLYN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Roslyn Bancorp, Inc. (on a stand alone basis, the Holding Company) and with its wholly-owned subsidiaries (collectively, the Company). Roslyn Bancorp, Inc. is the holding company for The Roslyn Savings Bank and its subsidiaries (collectively, the Bank).

The consolidated financial statements included herein reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented. Such adjustments are the only adjustments made to the consolidated financial statements contained herein. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). When necessary, certain reclassifications have been made to prior period amounts to conform to the current period presentation. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position.

SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact on the Company’s consolidated statements of financial condition upon adoption of SFAS No. 150 will be the reclassification of the guaranteed preferred beneficial interest in junior subordinated debentures from in between total liabilities and stockholders’ equity to borrowed funds. The impact on the Company’s consolidated statements of income upon adoption of SFAS No. 150 will be the classification of interest expense on borrowed funds related to the guaranteed preferred beneficial interest in junior subordinated debentures (whereby previously such charges were included in non-interest expense).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe that the adoption of SFAS No. 149 will have a material impact on the Company’s consolidated financial position or results of operations, except as stated below, after June 30, 2003.

The guidance should be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

3.	STOCK-BASED COMPENSATION

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company adheres to the intrinsic-value-based method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options granted under the Company’s Stock-Based Incentive Plans (SBIP). Under this method no compensation expense is recognized as all options granted under the SBIP had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method of SFAS No. 123 had been applied for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$35,612	$36,741	$73,070	$70,325
Less: Total stock-based employee compensation expense determined under fair value method for all options, net of tax	814	1,141	1,373	2,283

Pro forma net income	$34,798	$35,600	$71,697	$68,042

Basic earnings per share:
As reported	$0.49	$0.46	$1.00	$0.88
Pro forma	0.48	0.45	0.98	0.85
Diluted earnings per share:
As reported	$0.49	$0.45	$0.98	$0.86
Pro forma	0.47	0.44	0.96	0.83

4.	DEBT, EQUITY, MORTGAGE-BACKED AND MORTGAGE RELATED SECURITIES, NET

The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities, net, at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Held-to-maturity:
Debt securities, net:
United States Government agencies, net	$283,491	$279,798	$374,763	$377,393

Total debt securities held-to-maturity, net	$283,491	$279,798	$374,763	$377,393

Available-for-sale:
Debt securities, net:
United States Government agencies, net	$379,478	$379,713	$868,416	$871,394
State, county and municipal	4,482	5,277	4,478	4,859
Other	51,000	50,941	1,000	1,000

Total debt securities, net	434,960	435,931	873,894	877,253

Equity securities, net:
Preferred and common stock	206,215	210,241	166,616	154,332
Trust preferreds, net	384,941	387,490	479,808	476,102
Other	14,933	13,966	14,808	12,500

Total equity securities, net	606,089	611,697	661,232	642,934

Total debt and equity securities, net	1,041,049	1,047,628	1,535,126	1,520,187

Mortgage-backed and mortgage related securities, net:
GNMA pass-through securities, net	61,763	65,150	84,705	90,153
FNMA pass-through securities, net	20,583	21,780	32,847	34,841
FHLMC pass-through securities, net	50,985	54,227	67,901	72,943
Whole loan private collateralized mortgage obligations, net	24,758	24,828	298,288	299,578
Agency collateralized mortgage obligations, net	5,307,534	5,328,828	4,898,389	4,906,428
Whole loan state agency mortgage-backed securities	14,385	14,370	14,763	14,763

Total mortgage-backed and mortgage related securities, net	5,480,008	5,509,183	5,396,893	5,418,706

Total securities available-for-sale, net	$6,521,057	$6,556,811	$6,932,019	$6,938,893

5.	LOANS RECEIVABLE, NET

Loans receivable, net, at June 30, 2003 and December 31, 2002 consists of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Loans held-for-sale:
One- to four-family loans	$5,804	$10,972
Student loans	165	664

Total loans held-for-sale	$5,969	$11,636

Loans receivable held for investment, net:
Real estate loans:
One- to four-family	$856,006	$1,289,603
Multi-family	1,228,460	430,798
Commercial	693,407	698,720
Construction and development	484,893	423,119

Total real estate loans	3,262,766	2,842,240
Net unamortized discount and deferred income	(138)	(532)
Net deferred loan origination costs	9,113	11,567

Total real estate loans, net	3,271,741	2,853,275
Consumer and other loans, net:
Consumer and other	107,167	108,848
Home equity and second mortgage	171,869	192,780

Total consumer and other loans	279,036	301,628
Net deferred loan origination costs	1,431	1,783

Total consumer and other loans, net	280,467	303,411

Total loans receivable held for investment, net	3,552,208	3,156,686
Allowance for loan losses	(44,326)	(43,421)

Total loans receivable held for investment, net of allowance for loan losses	$3,507,882	$3,113,265

6.	ASSET QUALITY

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

	At June 30, 2003	At December 31, 2002
	(In thousands)
Non-accrual loans:
One- to four-family	$4,409	$5,110
Commercial real estate	19,262	32,894
Home equity	285	223
Consumer and other	132	41

Total non-accrual loans	24,088	38,268
Loans contractually past due 90 days or more and still accruing (1)	3,883	3,597

Total non-performing loans	27,971	41,865
Real estate owned	212	717

Total non-performing assets	$28,183	$42,582

Allowance for loan losses as a percent of total loans (2)	1.25%	1.38%
Allowance for loan losses as a percent of total non-performing loans	158.47	103.72
Total non-performing loans as a percent of total loans (2)	0.79	1.33
Total non-performing assets as a percent of total assets	0.26	0.39

(1)	Amounts shown are comprised of U.S. Government guaranteed one- to four-family loans.
(2)	Total loans consist of total loans receivable held for investment, net, excluding the allowance for loan losses.

7.	OBLIGATIONS UNDER GUARANTEES

In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company adopted these provisions on January 1, 2003.

The Company provides guarantees and indemnifications to its customers to enable them to complete a wide variety of business transactions and to enhance their credit standing. During the six months ended June 30, 2003, the Company has issued or modified $3.1 million in guarantees. The Company has recorded such guarantees at their respective fair values as an “other liability.” The Company deems the fair value of the guarantees to equal the consideration received. The following table summarizes the Company’s guarantees and indemnifications at June 30, 2003:

	Expire within one year	Expire after one year	Total outstanding amount	Maximum potential amount of future payments
	(In thousands)
Performance standby letters of credit	$10,959	$—	$10,959	$10,959
Financial standby letters of credit	1,440	10,600	12,040	12,040
Loans with recourse/indemnification	—	2,042	2,042	2,042

	$12,399	$12,642	$25,041	$25,041

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

8.	PENSION PLAN

Based on an evaluation of the Bank’s non-contributory pension plan in fiscal 2002, the Bank concluded that benefit accruals under the non-contributory pension plan would cease, or “freeze,” on January 31, 2003. In connection with the freezing of the pension plan and the plan’s measurement date of February 1, 2003, the Bank, during the first quarter of 2003, recognized a one-time curtailment expense of $239,000.

9.	RECENT DEVELOPMENTS

On June 27, 2003 the Company announced a strategic merger with New York Community Bancorp, Inc. and signed a definitive agreement under which the two companies will combine. The transaction is expected to close in the fourth quarter of 2003, pending shareholder and regulatory approval. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge with and into New York Community Bancorp, Inc. and The Roslyn Savings Bank will merge with, and will operate as a division of, New York Community Bank. Shareholders of the Company’s common stock will receive 0.75 of a share of New York Community Bancorp, Inc. common stock in exchange for each share of Roslyn Bancorp, Inc. common stock held at the merger date. The transaction will be tax-free to the Company’s shareholders. In connection with the merger agreement, New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. have each been issued an option to purchase, under certain circumstances, up to 19.9% of the other’s common stock.

The Company and New York Community Bancorp, Inc. will be filing a joint proxy statement/prospectus and other relevant documents concerning the merger with the United States Securities and Exchange Commission. The Company urges investors to read the joint proxy statement/prospectus and any other relevant documents to be filed with the SEC, because they contain important information.

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

Critical Accounting Policies

The Company has identified the accounting policies below as critical to the understanding of the Company’s results of operations. Certain accounting policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company’s consolidated financial statements to critical accounting policies and the use of judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

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

The Company’s allowance for loan losses also takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions, unemployment conditions in the local lending area and the timeliness of court foreclosure proceedings in the Company’s lending areas. Management continues to believe that the Company’s allowance for loan losses at June 30, 2003 is both appropriate in the circumstances and adequate to provide for estimated probable losses inherent in the loan portfolio.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total Assets

Total assets at June 30, 2003 were $10.81 billion, a decrease of $210.8 million, or 1.9%, from $11.02 billion at December 31, 2002. This decrease primarily was due to a decrease in the debt and equity securities portfolio, partially offset by increases in mortgage-backed and mortgage related securities and total loans receivable held for investment, net. Debt and equity securities, net, decreased $563.8 million, or 29.8%, to $1.33 billion at June 30, 2003, as compared to $1.89 billion at December 31, 2002. The decrease in debt and equity securities, net, was principally due to calls of such securities during the six months ended June 30, 2003. Mortgage-backed and mortgage related securities increased $90.5 million, or 1.7%, from $5.42 billion at December 31, 2002 to $5.51 billion at June 30, 2003. Total loans receivable held for investment, net, increased $395.5 million, or 12.5%, to $3.55 billion at June 30, 2003, as compared to $3.16 billion at December 31, 2002. The increases in the mortgage-backed and mortgage related securities and loan portfolios were primarily due to management’s strategy of deploying proceeds from deposits and principal repayments on loans and securities into mortgage-backed and mortgage related securities and construction, multi-family and commercial real estate loans, as well as utilizing those funds to repay borrowings.

Total Liabilities

Total liabilities at June 30, 2003 were $10.21 billion, a decrease of $172.2 million, or 1.7%, from $10.38 billion at December 31, 2002. The decrease in total liabilities principally was due to a decrease in total borrowed funds. Total borrowed funds decreased $538.3 million, or 11.9%, from $4.52 billion at December 31, 2002 to $3.98 billion at June 30, 2003. Included in borrowed funds at June 30, 2003 and December 31, 2002 was $189.8 million of the Company’s senior notes. The Company utilizes borrowings, primarily in the form of reverse-repurchase agreements and Federal Home Loan Bank (FHLB) borrowings and to the extent considered necessary by management, to fund asset growth. The decrease in borrowed funds was partially offset by an increase in total deposits. Total deposits increased $374.3 million, or 6.6%, from $5.71 billion at December 31, 2002 to $6.09 billion at June 30, 2003. The increase in total deposits reflects the Bank’s continued emphasis on attracting deposits through the addition of de novo branches, new product offerings and competitive pricing. Additionally, certificates of deposit increased $249.8 million, or 8.0%, from $3.13 billion at December 31, 2002 to $3.38 billion at June 30, 2003. The increase in certificates of deposit includes a net increase of $180.7 million in brokered deposits. The Company had acquisitions of $200.4 million and maturities of $19.7 million of brokered deposits during the six months ended June 30, 2003. At June 30, 2003 and December 31, 2002, brokered deposits totaled $405.6 million and $224.9 million, respectively.

Capital Securities

On March 20, 2002 Roslyn Preferred Trust I (RPT I), a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interests in Junior Subordinated Debentures (the Capital Securities) due April 1, 2032, at a distribution rate equal to the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At June 30, 2003 the distribution rate was 4.86%.

Stockholders’ Equity

Stockholders’ equity decreased $38.6 million, or 6.7%, to $537.9 million at June 30, 2003 from $576.5 million at December 31, 2002. The decrease was due to dividends paid on the Company’s common stock of $22.3 million, the $5.6 million effect of stock options exercised, the purchase of $93.5 million, or 4,926,005 shares, of treasury stock and the purchase of $14.1 million, or 725,000 shares, of the Company’s common stock by the Stock-Based Incentive Plan. Additionally, during the second quarter of 2003, the Supplemental Executive Retirement Plan (the SERP) purchased 52,533 shares of the Company’s common stock at an aggregate price of $1.0 million. Offsetting these decreases were net income for the six months ended June 30, 2003 of $73.1 million, the amortization of unallocated and unearned common stock held by the Company’s stock-related plans of $4.1 million, the distribution of 427,637 shares, or $3.8 million, of the Company’s common stock by the SERP and an increase of $16.9 million in the net unrealized gains on securities available-for-sale from December 31, 2002.

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

	For the Three Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Money market investments	$59,694	$170	1.14%	$82,498	$342	1.66%
Debt and equity securities, net	1,701,885	20,922	4.92	1,342,045	23,669	7.05
Mortgage-backed and mortgage
related securities, net	5,800,394	65,921	4.55	4,488,374	68,389	6.09
Real estate loans, net	3,065,362	49,579	6.47	3,111,554	54,812	7.05
Consumer and other loans, net	283,394	3,192	4.51	314,399	4,301	5.47

Total interest-earning assets	10,910,729	139,784	5.12	9,338,870	151,513	6.49

Non-interest-earning assets	417,222			348,476

Total assets	$11,327,951			$9,687,346

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Money market accounts	$873,621	3,814	1.75	$488,570	2,329	1.91
Savings accounts	1,309,311	2,435	0.74	1,008,785	2,741	1.09
Super NOW and NOW accounts	326,866	255	0.31	279,515	459	0.66
Certificates of deposit	3,373,030	24,543	2.91	3,042,486	27,268	3.58

Total interest-bearing deposits	5,882,828	31,047	2.11	4,819,356	32,797	2.72
Borrowed funds	4,488,447	47,040	4.19	3,952,349	48,713	4.93

Total interest-bearing liabilities	10,371,275	78,087	3.01	8,771,705	81,510	3.72

Non-interest-bearing liabilities	418,625			351,041

Total liabilities	10,789,900			9,122,746
Stockholders’ equity	538,051			564,600

Total liabilities and stockholders’ equity	$11,327,951			$9,687,346

Net interest income/interest rate spread		$61,697	2.11%		$70,003	2.77%

Net interest margin			2.26%			3.00%

Ratio of interest-earning assets to interest-bearing liabilities			105.20%			106.47%

	For the Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Money market investments	$61,876	$355	1.15%	$95,490	$797	1.67%
Debt and equity securities, net	1,743,266	45,273	5.19	1,295,794	46,952	7.25
Mortgage-backed and mortgage
related securities, net	5,887,209	141,480	4.81	4,110,412	123,768	6.02
Real estate loans, net	2,984,402	97,089	6.51	3,191,071	112,263	7.04
Consumer and other loans, net	288,359	6,535	4.53	314,646	8,665	5.51

Total interest-earning assets	10,965,112	290,732	5.30	9,007,413	292,445	6.49

Non-interest-earning assets	416,029			330,400

Total assets	$11,381,141			$9,337,813

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Money market accounts	$886,937	8,673	1.96	$446,851	4,244	1.90
Savings accounts	1,281,669	5,717	0.89	990,967	5,424	1.09
Super NOW and NOW accounts	315,155	605	0.38	269,621	886	0.66
Certificates of deposit	3,327,601	49,195	2.96	2,950,668	53,425	3.62

Total interest-bearing deposits	5,811,362	64,190	2.21	4,658,107	63,979	2.75
Borrowed funds	4,605,930	94,396	4.10	3,786,242	93,964	4.96

Total interest-bearing liabilities	10,417,292	158,586	3.04	8,444,349	157,943	3.74

Non-interest-bearing liabilities	412,514			329,887

Total liabilities	10,829,806			8,774,236
Stockholders’ equity	551,335			563,577

Total liabilities and stockholders’ equity	$11,381,141			$9,337,813

Net interest income/interest rate spread		$132,146	2.26%		$134,502	2.75%

Net interest margin			2.41%			2.99%

Ratio of interest-earning assets to interest-bearing liabilities			105.26%			106.67%

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General

The Company reported net income of $35.6 million, or basic earnings per share and diluted earnings per share of $0.49, for the quarter ended June 30, 2003, compared to $36.7 million, or basic earnings per share of $0.46 and diluted earnings per share of $0.45, for the quarter ended June 30, 2002.

Interest Income

Interest income for the quarter ended June 30, 2003 decreased $11.7 million, or 7.7%, to $139.8 million from $151.5 million for the quarter ended June 30, 2002. This decrease was primarily the result of a decrease in the average yield on total interest-earning assets from 6.49% for the quarter ended June 30, 2002 to 5.12% for the 2003 comparable quarter. This decrease in average yield was partially offset by an increase in the average interest-earning assets of $1.57 billion, or 16.8%, to $10.91 billion for the quarter ended June 30, 2003 from $9.34 billion in the comparable quarter of 2002. The increase in average interest-earning assets from the June 30, 2002 period was attributable to a $1.31 billion increase in the average balance of mortgage-backed and mortgage related securities, net, and an increase in the average balance of debt and equity securities, net, of $359.8 million. Partially offsetting these increases was a decrease in the average balance of real estate loans, net, of $46.2 million and a decrease in the average balance of consumer and other loans, net, of $31.0 million from the June 30, 2002 period.

Interest income on mortgage-backed and mortgage related securities, net, decreased $2.5 million, or 3.6%, to $65.9 million for the three months ended June 30, 2003 from $68.4 million for the same period in 2002. The decrease in the interest income on mortgage-backed and mortgage related securities, net, related to a decrease in average yield of 154 basis points from 6.09% for the three months ended June 30, 2002 to 4.55% for the three months ended June 30, 2003. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002 and 2003, which resulted in increased principal repayments on mortgage-backed and mortgage related securities as the underlying one- to four-family loans refinanced at lower rates. The decrease in the average yield was partially offset by an increase of $1.31 billion, or 29.2%, in the average balance of mortgage-backed and mortgage related securities, net, from $4.49 billion for the three months ended June 30, 2002 to $5.80 billion for the three months ended June 30, 2003. The increase in average balance was due to management’s decision, primarily during the first quarter of 2003, to invest the funds received from borrowings and deposit liabilities, into mortgage-backed and mortgage related securities.

Interest income on debt and equity securities, net, decreased $2.8 million, or 11.6%, to $20.9 million for the three months ended June 30, 2003 from $23.7 million for the three months ended June 30, 2002. The decrease in interest income on debt and equity securities, net, was due to a decrease of 213 basis points in the average yield from 7.05% for the three months ended June 30, 2002 to 4.92% for the three months ended June 30, 2003. The decrease was partially offset by an increase in the average balance of debt and equity securities, net, of $359.8 million, or 26.8%, from $1.34 billion for the three months ended June 30, 2002 to $1.70 billion for the three months ended June 30, 2003.

Interest income on real estate loans, net, decreased $5.2 million, or 9.5%, to $49.6 million for the three months ended June 30, 2003 from $54.8 million for the three months ended June 30, 2002. The decrease was the result of a $46.2 million, or 1.5%, decrease in the average balance of real estate loans, net, outstanding from $3.11 billion for the quarter ended June 30, 2002 to $3.07 billion for the quarter ended June 30, 2003. The decrease in average balance was due to a net decrease in the average balance of one-to four-family loans of $986.3 million, partially offset by a $940.1 million net increase in the average balance of multi-family, construction and commercial real estate loans. The decrease in the interest income on real estate loans, net, was also the result of a 58 basis point decrease in the average yield on real estate loans from 7.05% for the three months ended June 30, 2002 to 6.47% for the three months ended June 30, 2003. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002 and 2003, which has resulted in increased principal repayments on one- to four-family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest income on consumer and other loans, net, decreased $1.1 million, or 25.8%, to $3.2 million for the three months ended June 30, 2003 from $4.3 million for the same period in 2002. This decrease was due to a 96 basis point decrease in the average yield on consumer and other loans, net, from 5.47% for the three months ended June 30, 2002 to 4.51% for the same period in 2003, and a $31.0 million, or 9.9%, decrease in the average balance of consumer and other loans, net, outstanding from $314.4 million for the three months ended June 30, 2002 to $283.4 million for the three months ended June 30, 2003. The decrease in average yield was principally due to downward re-pricing of consumer loan products, which are primarily linked to the Prime Rate, during the declining interest rate environment experienced during 2002 and into 2003.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $78.1 million, compared to $81.5 million for the three months ended June 30, 2002, a decrease of $3.4 million, or 4.2%. The decrease in interest expense was the result of a 71 basis point decrease in the average cost of interest-bearing liabilities from 3.72% for the quarter ended June 30, 2002 to 3.01% for the quarter ended June 30, 2003. The decrease in average yield was partially offset by a $1.60 billion, or 18.2%, increase in the average balance of interest-bearing liabilities from $8.77 billion for the quarter ended June 30, 2002 to $10.37 billion for the quarter ended June 30, 2003. The increase in average interest-bearing liabilities reflects a $1.06 billion increase in the average balance of interest-bearing deposits and a $536.1 million increase in the average balance of borrowed funds as compared to the corresponding prior year quarter.

Interest expense on interest-bearing deposits for the three months ended June 30, 2003 decreased $1.8 million, or 5.3%, to $31.0 million from $32.8 million for the three months ended June 30, 2002. This decrease was primarily due to a 61 basis point decrease in the average rate paid on interest-bearing deposits from 2.72% for the three months ended June 30, 2002 to 2.11% for the corresponding period in 2002. Partially offsetting the decrease in the average rate paid was an increase in the average balance of interest-bearing deposit accounts of $1.06 billion, or 22.1%, from $4.82 billion for the three months ended June 30, 2002 to $5.88 billion for the three months ended June 30, 2003. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $385.1 million, Super NOW and NOW accounts of $47.4 million, savings accounts of $300.5 million and certificates of deposits of $330.5 million for the three months ended June 30, 2003 from the corresponding period in 2002. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products, competitive pricing and through additional deposits generated from the Company’s de novo branching strategy. Additionally, the increase in certificates of deposit includes a net increase of $224.0 million, or 168.9%, in average brokered deposits for the three months ended June 30, 2003 from the corresponding period in 2002.

Interest expense on borrowed funds for the three months ended June 30, 2003 decreased $1.7 million, or 3.4%, to $47.0 million from $48.7 million for the three months ended June 30, 2002. The decrease in interest expense was due to a 74 basis point decrease in the average cost of borrowed funds from 4.93% for the three months ended June 30, 2002 to 4.19% for the corresponding period in 2003. Partially offsetting the decrease in average cost was an increase in the average balance of borrowed funds of $536.1 million, or 13.6%, from $3.95 billion for the three months ended June 30, 2002 to $4.49 billion for the three months ended June 30, 2003.

Net Interest Income

Net interest income before provision for loan losses was $61.7 million for the three months ended June 30, 2003, as compared to $70.0 million for the three months ended June 30, 2002, a decrease of $8.3 million, or 11.9%. The decrease in net interest income reflects the net effect of the reduced interest rate spread and margin experienced for the three months ended June 30, 2003, as compared to the prior year quarter. The net interest rate spread and margin for the three months ended June 30, 2003 was 2.11% and 2.26%, respectively, as compared to 2.77% and 3.00%, respectively, for the three months ended June 30, 2002. Offsetting these decreases in net interest rate spread and margin was a $1.57 billion increase in the average balance of interest-earning assets and $1.60 billion increase in the average balance of interest-bearing liabilities for the three months ended June 30, 2003, as compared to the corresponding prior year quarter.

Provision for Loan Losses

The Company had a provision for loan losses for the three months ended June 30, 2003 of $500,000 as compared to $750,000 for the three months ended June 30, 2002. The provision for loan losses for the three months ended June 30, 2003 and 2002 reflects management’s qualitative and quantitative assessment of the loan portfolio, changes in the composition of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. A significant factor supporting management’s provision for loan losses in 2002 and 2003 was the migration of the loan portfolio toward higher risk commercial real estate, construction and multi-family loans. At June 30, 2003 and December 31, 2002 the allowance for loan losses amounted to $44.3 million and $43.4 million, respectively. The ratio of such allowance to total non-performing loans was 158.47% at June 30, 2003, as compared to 103.72% at December 31, 2002. Non-performing loans were $28.0 million and $41.9 million at June 30, 2003 and December 31, 2002, respectively. During the three months ended June 30, 2003 the Company had net charge-offs of $42,000, or 0.01% of average loans. For the three months ended June 30, 2002 net charge-offs were $13,000, or 0.00% of average loans.

The allowance for loan losses as a percentage of total non-performing loans was negatively impacted by certain non-performing commercial credit relationships totaling $18.6 million and $32.1 million at June 30, 2003 and December 31, 2002, respectively. One of the two non-performing credit relationships, with an outstanding loan balance of $13.3 million at December 31, 2002, was resolved during the quarter ended March 31, 2003 with the sale of the four commercial properties securing the credit.

The remaining credit is an $18.6 million loan secured by two assisted living facilities in the New York Metropolitan area. A court-appointed receiver has operated the facilities since the commencement of the borrowers’ consolidated bankruptcy filing in November 2001 and has actively managed the facilities’ cash flows and profitability since that time. Currently, the facilities are being marketed for sale. Independent third parties have valued the facilities in excess of $16.0 million and, based upon such independent opinions of value, management believes it has allocated an appropriate amount of the allowance for loan losses that may result from this credit.

Non-Interest Income

Non-interest income decreased $505,000, or 4.2%, from $12.0 million for the quarter ended June 30, 2002 to $11.5 million for the quarter ended June 30, 2003. The decrease in non-interest income primarily relates to a decrease of $5.2 million in joint venture income recorded for the three months ended June 30, 2002. This income recorded in the second quarter of 2002 relates to the Company’s joint venture for the development of a residential community in Oyster Bay, New York. No units remain to be delivered relating to this project. Partially offsetting this decrease was an increase in fees and service charges of $739,000, or 16.4%, from $4.5 million for the quarter ended June 30, 2002 to $5.2 million for the quarter ended June 30, 2003. The increase in fees and service charges reflects the continued success of the Bank’s high performance checking campaign. Also offsetting the decrease was an increase of $4.1 million in net gains on securities from $15,000 for the quarter ended June 30, 2002 to $4.2 million for the quarter ended June 30, 2003.

Non-Interest Expense

Non-interest expense decreased $3.5 million, or 14.5%, to $20.7 million for the quarter ended June 30, 2003, as compared to $24.2 million for the quarter ended June 30, 2002. The decrease was primarily due to a decrease in general and administrative expenses. The decrease in general and administrative expenses relates to decreases in compensation and employee benefits expenses, advertising and promotion expenses and other non-interest expenses.

Non-interest expense also decreased due to a decrease in capital trust securities expenses of $83,000 from $943,000 for the second quarter of 2002 to $860,000 in the second quarter of 2003. Capital trust securities expenses relate to expenses incurred on the $63.0 million of guaranteed preferred beneficial interest in junior subordinate debentures that were issued in March of 2002. The distribution rate on the capital trust securities is equal to the 6-month LIBOR plus

360 basis points, resetting on a semi-annual basis. At June 30, 2003 and June 30, 2002 the distribution rate was 4.86% and 5.88%, respectively.

General and administrative expenses for the quarter ended June 30, 2003 decreased $3.4 million, or 14.8%, to $19.8 million from $23.2 million for the quarter ended June 30, 2002. The decrease in general and administrative expenses was primarily due to the decrease in compensation and employee benefit costs of $2.8 million, a $244,000 decrease in advertising and promotion expense and a $786,000 decrease in other non-interest expense. Partially offsetting these decreases was an increase of $418,000 in occupancy and equipment expense.

The decrease in compensation and employee benefit expense was due to an decrease in employee stock and performance-based benefit plan expenses, which were partially offset by increased expenses relating to staffing additions for de novo branch activities. The decrease in advertising and promotion expenses primarily relates to the higher costs in the second quarter 2002 related to the two de novo branch openings during that quarter. The decrease in other non-interest expenses was primarily due to lower residential loan servicing costs and third party relationship refunds, offset partially by increases in data and item processing fees and other operating expenses principally relating to the increase in the number of deposit accounts. The increase in occupancy and equipment expense primarily relates to the increase in expenses due to the operation of five de novo branches opened since the second quarter of 2002.

Income Taxes

The provision for income taxes decreased $3.9 million, from $20.4 million recorded during the quarter ended June 30, 2002 to $16.5 million recorded during the quarter ended June 30, 2003. The decrease was attributable to the decrease in income before provision for income taxes of $5.1 million, or 8.9%, in the second quarter of 2003 as compared to the same prior year quarter. The effective tax rate for the three months ended June 30, 2003 end 2002 was 31.6% and 35.7%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

General

The Company reported net income of $73.1 million, or basic earnings per share of $1.00 and diluted earnings per share of $0.98, for the six months ended June 30, 2003, compared to $70.3 million, or basic earnings per share of $0.88 and diluted earnings per share of $0.86, for the six months ended June 30, 2002.

Interest Income

Interest income for the six months ended June 30, 2003 decreased $1.7 million, or 0.6%, to $290.7 million from $292.4 million for the six months ended June 30, 2002. This decrease was primarily the result of a 119 basis point decrease in the average yield on total interest-earning assets from 6.49% for the six months ended June 30, 2002 to 5.30% for the 2003 comparable six months. Additionally, the decrease was due to decreases in the average balances of real estate loans, net, of $206.7 million and consumer and other loans, net, of $26.2 million from the June 30, 2002 period. Partially offsetting the decrease in average yield was an increase in average interest-earning assets of $1.96 billion, or 21.7%, to $10.97 billion for the six months ended June 30, 2003 from $9.01 billion in the comparable six months of 2002. The increase in average interest-earning assets from the June 30, 2002 period was attributable to a $1.78 billion increase in the average balance of mortgage-backed and mortgage related securities, net, and an increase in the average balance of debt and equity securities, net, of $447.5 million.

Interest income on mortgage-backed and mortgage related securities, net, increased $17.7 million, or 14.3%, to $141.5 million for the six months ended June 30, 2003 from $123.8 million for the same period in 2002. The increase was principally the result of an increase of $1.78 billion, or 43.2%, in the average balance of mortgage-backed and mortgage related securities, net, from $4.11 billion for the six months ended June 30, 2002 to $5.89 billion for the six months ended June 30, 2003. This increase in average balance primarily was due to management’s decision to invest the funds received, primarily from borrowings and deposit liabilities, into mortgage-backed and mortgage related securities. The increase in the average balance was offset by a decrease in the average yield on mortgage-backed and mortgage related securities, net, of 121 basis points from 6.02% for the six months ended June 30, 2002 to 4.81% for the six months ended June 30, 2003.

Interest income on debt and equity securities, net, decreased $1.7 million, or 3.6%, to $45.3 million for the six months ended June 30, 2003 from $47.0 million for the same period in 2002. The decrease was the result of a decrease in the average yield on such securities of 206 basis points from 7.25% for the six months ended June 30, 2002 to 5.19% for the six months ended June 30, 2003. The decrease was partially offset by an increase in the average balance of debt and equity securities, net, of $447.5 million, or 34.5%, from $1.30 billion for the six months ended June 30, 2002 to $1.74 billion for the six months ended June 30, 2003.

Interest income on real estate loans, net, decreased $15.2 million, or 13.5%, to $97.1 million for the six months ended June 30, 2003 from $112.3 million for the same period in 2002. The decrease was the result of a $206.7 million, or 6.5%, decrease in the average balance of real estate loans, net, outstanding from $3.19 billion for the six months ended June 30, 2002 to $2.98 billion for the six months ended June 30, 2003. The decrease in average balance was due to a net decrease in the average balance of one-to four-family loans of $1.00 billion, partially offset by a $797.7 million net increase in the average balance of multi-family, construction and commercial real estate loans. The decrease in the interest income on real estate loans, net, was also the result of a 53 basis point decrease in the average yield on real estate loans from 7.04% for the six months ended June 30, 2002 to 6.51% for the six months ended June 30, 2003. The decrease in the average yield was principally due to the low interest rate environment experienced during 2002 and 2003, which has resulted in increased principal repayments on one- to four-family loans as consumers refinanced their loans at lower rates, primarily with third parties.

Interest income on consumer and other loans, net, decreased $2.2 million, or 24.6%, to $6.5 million for the six months ended June 30, 2003 from $8.7 million for the same period in 2002. This decrease was due to a 98 basis point decrease in the average yield on consumer and other loans, net, from 5.51% for the six months ended June 30, 2002 to 4.53% for the same period in 2003, coupled with a $26.2 million, or 8.4%, decrease in the average balance of consumer and other loans, net, outstanding from $314.6 million for the six months ended June 30, 2002 to $288.4 million for the six months ended June 30, 2003. The decrease in average yield was principally due to downward re-pricing of consumer loan products, which are primarily linked to the Prime Rate, during the declining interest rate environment experienced during 2002 and into 2003.

Interest Expense

Interest expense for the six months ended June 30, 2003 was $158.6 million, compared to $157.9 million for the six months ended June 30, 2002, an increase of $643,000, or 0.4%. The increase in interest expense was the result of a $1.98 billion, or 23.4%, increase in the average balance of interest-bearing liabilities from $8.44 billion for the six months ended June 30, 2002 to $10.42 billion for the six months ended June 30, 2003. The increase in average balance was partially offset by a 70 basis point decrease in the average cost of interest-bearing liabilities from 3.74% for the six months ended June 30, 2002 to 3.04% for the six months ended June 30, 2003. The increase in average interest-bearing liabilities reflects a $1.15 billion increase in the average balance of interest-bearing deposits and an $819.7 million increase in the average balance of borrowed funds as compared to the corresponding prior year six months.

Interest expense on interest-bearing deposits for the six months ended June 30, 2003 increased $211,000, or 0.3%, to $64.2 million from $64.0 million for the corresponding 2002 period. This increase was primarily due to an increase in the average balance of interest-bearing deposit accounts of $1.15 billion, or 24.8%, from $4.66 billion for the six months ended June 30, 2002 to $5.81 billion for the six months ended June 30, 2003. The increase in the average balance of interest-bearing deposits was a result of increases in average balances of money market accounts of $440.1 million, Super NOW and NOW accounts of $45.5 million, savings accounts of $290.7 million and certificates of deposits of $376.9 million for the six months ended June 30, 2003 from the corresponding period in 2002. The increase in the average balance of money market, savings, Super NOW and NOW accounts and certificates of deposits principally was achieved by introducing new deposit products, competitive pricing and through additional deposits generated from the Company’s de novo branching strategy. Additionally, the increase in certificates of deposit includes a net increase of $199.3 million, or 162.8%, in average brokered deposits for the six months ended June 30, 2003 from the corresponding period in 2002. Partially offsetting the increase in the average balance was a 54 basis point decrease in the average rate paid on interest-bearing deposits from 2.75% for the six months ended June 30, 2002 to 2.21% for the corresponding period in 2003.

Interest expense on borrowed funds for the six months ended June 30, 2003 increased $432,000, or 0.5%, to $94.4 million from $94.0 million for the corresponding 2002 period. The increase was primarily due to an increase in the average balance of borrowed funds of $819.7 million, or 21.6%, from $3.79 billion for the six months ended June 30, 2002 to $4.61 billion for the six months ended June 30, 2003. Partially offsetting the increase in average balance was a 86 basis point decrease in the average cost of borrowed funds from 4.96% for the six months ended June 30, 2002 to 4.10% for the corresponding period in 2003.

Net Interest Income

Net interest income before provision for loan losses was $132.1 million for the six months ended June 30, 2003, as compared to $134.5 million for the six months ended June 30, 2002, a decrease of $2.4 million, or 1.8%. The decrease in net interest income reflects the reduced interest rate spread and margin experienced for the six months ended June 30, 2003, as compared to the prior year six months. The net interest rate spread and margin for the six months ended June 30, 2003 was 2.26% and 2.41%, respectively, as compared to 2.75% and 2.99%, respectively, for the six months ended June 30, 2002. Offsetting the decreases in net interest rate spread and margin was the net effect of the $1.96 billion increase in the average balance of interest-earning assets and the $1.98 billion increase in the average balance of interest-bearing liabilities for the six months ended June 30, 2003 as compared to the corresponding prior year six months.

Provision for Loan Losses

The Company had a provision for loan losses for the six months ended June 30, 2003 of $1.0 million, as compared to $1.5 million for the six months ended June 30, 2002. The provision for loan losses for the six months ended June 30, 2003 and 2002 reflects management’s qualitative and quantitative assessment of the loan portfolio, changes in the composition of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. A significant factor supporting management’s provision for loan losses in 2002 and 2003 was the migration of the loan portfolio toward higher risk commercial real estate, construction and multi-family loans.

Non-Interest Income

Non-interest income decreased $1.4 million, or 6.0%, from $23.0 million for the six months ended June 30, 2002 to $21.6 million for the six months ended June 30, 2003. The decrease in non-interest income primarily relates to a decrease of $10.3 million in joint venture income recorded for the six months ended June 30, 2002 as compared to the same period in 2003. The income recorded in the first six months of 2002 relates to the Company’s joint venture for the development of a residential community in Oyster Bay, New York. No units remain to be delivered relating to this project. Partially offsetting this decrease was an increase in fees and service charges of $1.3 million, or 16.0%, from $8.3 million for the six months ended June 30, 2002 to $9.6 million for the six months ended June 30, 2003. The increase in fees and service charges reflects the continued success of the Bank’s high performance checking campaign. Also offsetting the decrease was a significant increase of $7.6 million in net gains on securities from $65,000 for the six months ended June 30, 2002 to $7.6 million for the six months ended June 30, 2003.

Non-Interest Expense

Non-interest expense decreased $3.2 million, or 6.8%, to $44.2 million for the six months ended June 30, 2003, as compared to $47.4 million for the same period in 2002. The decrease in non-interest expense was attributable to a decrease in general and administrative expenses, primarily relating to decreases in compensation and employee benefits expenses, advertising and promotion expenses and other non-interest expenses. These decreases were partially offset by prepayment penalties incurred on debt extinguishments during the six months ended June 30, 2003 and a full six months of expenses in 2003 related to capital trust securities.

Non-interest expense decreased due to a decrease in general and administrative expenses for the six months ended June 30, 2003 of $5.6 million, or 12.0%, to $40.8 million from $46.4 million for the six months ended June 30, 2002. The decrease in general and administrative expenses was primarily due to the decrease in compensation and employee benefit costs of $4.5 million, a $601,000 decrease in advertising and promotion expense and a $1.6 million decrease in other non-interest expenses. Partially offsetting these decreases was a $1.1 million increase in occupancy and equipment expense.

The decrease in compensation and employee benefit expense was due to a decrease in employee stock and performance-based benefit plan expenses, which were partially offset by increased expenses related to staffing additions for de novo branch activities. The decrease in advertising and promotion expenses primarily relates to the higher costs in the first half of 2002 related to de novo branch openings during that period. The decrease in other non-interest expenses was primarily due to lower residential loan servicing costs and third party relationship refunds, offset partially by increases in data and item processing fees and other operating expenses principally relating to the increase in the number of deposit accounts. The increase in occupancy and equipment expense primarily relates to the increase in expenses due to the operation of five de novo branches opened since June of 2002.

Partially offsetting the decrease in general and administrative expenses was the incurrence of $1.5 million of prepayment penalties on debt extinguishments during the six months ended June 30, 2003. No such penalties were incurred during the first six months of 2002. Non-interest expense also was negatively impacted by an increase in capital trust securities expenses of $644,000 from $1.1 million for the six months ended June 30, 2002 to $1.7 million in the first six months of 2003. The increase in capital trust securities expense was due to the incurrence of expense for a full six months during 2003 as compared to a partial six months in 2002. Capital trust securities expenses relate to expenses incurred on the $63.0 million of guaranteed preferred beneficial interest in junior subordinate debentures that were issued in March of 2002.

Income Taxes

The provision for income taxes decreased $2.7 million from $38.2 million recorded during the six months ended June 30, 2002 to $35.5 million recorded during the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2003 and 2002 was 32.7% and 35.2%, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings and proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition and generally are less predictable.

Another source of funding for the Holding Company is dividend payments from the Bank. Dividends paid by the Bank have primarily been used to fund common stock repurchases, pay dividends on the Company’s common stock and to repay borrowings. The Bank’s ability to pay dividends to the Holding Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. For the three and six months ended June 30, 2003, the Bank did not pay any dividends to the Holding Company.

As of June 30, 2003, the Company has issued $190.0 million in unsecured senior notes. Of such notes, $75.0 million are at a rate of 7.50%, which were issued at par, and have a maturity date of December 1, 2008; $115.0 million of such notes are at a rate of 5.75%, which were issued at a price of 99.785%, and have a maturity date of November 15, 2007. The proceeds from the issuance of the unsecured senior notes were used for general corporate purposes, including, the repurchase of the Company’s common stock, the payment dividends on the Company’s common stock and the repayment of indebtedness. In addition, the Company currently has the ability to issue an additional $10.0 million in debt and other types of securities, with rates and terms to be determined, pursuant to the Company’s $200.0 million shelf registration filed with the Securities and Exchange Commission during 2001.

On March 20, 2002 the Company, through its wholly-owned subsidiary RPT I, issued $63.0 million in floating rate Capital Securities. Such securities bear interest at the 6-month LIBOR plus 360 basis points, resetting on a semi-annual basis and are due April 1, 2032. At June 30, 2003 the distribution rate was 4.86%. The proceeds from the issuance of the Capital Securities were used for general corporate purposes, including, among other things, the repurchase of the Company’s common stock and the repayment of borrowed funds. The issuance costs, totaling $850,000, associated with the Capital Securities issuance have been capitalized and are being amortized over the life of the security.

The primary investing activities of the Company are the origination of mortgage and construction loans and the purchase of mortgage-backed, mortgage related, debt and equity securities. During the six months ended June 30, 2003, the Bank originated $608.9 million of construction, multi-family and commercial real estate loans, as compared to $151.0 million in the comparable 2002 period. During the six months ended June 30, 2003 and 2002, the Bank also originated $51.0 million and $30.1 million, respectively, of one- to four-family mortgage loans. The increase in the origination of construction, multi-family and commercial real estate loans for the six months ended June 30, 2003 as compared to the prior year period reflects the Company’s strategy of de-emphasizing one- to four-family lending and capitalizing on and investing in its higher margin lending operations. Purchases of securities available-for-sale totaled $6.36 billion and $3.22 billion during the six months ended June 30, 2003 and 2002, respectively. In addition to the aforementioned investing activities, the Company, during 2002, invested $25.0 million in a joint venture with The Holiday Organization of Westbury, New York, for the development of a 177 unit residential community in Mt. Sinai, New York.

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

The Bank anticipates that it will enter into a private label agreement during the later part of 2003 with a nationally recognized third party for the purpose of originating lines of credit and fixed-rate second mortgages. The loans will be underwritten in accordance with the Bank’s underwriting guidelines for these products. The loans may be sold to the originator under a separate purchase and sale agreement at a predetermined price, or the Bank may elect to retain the originated loans for its own portfolio. Additionally, a third party servicer will service the loans originated under this program.

The Company closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of reverse-repurchase agreements, FHLB advances and other borrowing facilities. At June 30, 2003, the Company had $3.98 billion in borrowed funds outstanding, as compared to $4.52 billion at December 31, 2002.

At June 30, 2003, the Company had outstanding loan commitments of $676.6 million, primarily for construction, multi-family and home equity lines of credit. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s outstanding loan commitments as of June 30, 2003 are as follows:

Loan Type	Amount
(In thousands)
One- to four-family	$14,750
Commercial real estate	16,680
Multi-family real estate	100,214
Construction and development	462,420
Consumer	12,901
Home equity lines of credit	69,631

$676,596

In the normal course of business, the Company enters into commitments to purchase securities. As of June 30, 2003, the Company had $1.79 billion in commitments to purchase mortgage related securities. These commitments, with a weighted average yield of 3.59% and a weighted average life of 1.27 years, settle within 30 days from June 30, 2003. At June 30, 2003, these commitments had an unrealized appreciation of approximately $366,000.

Certificates of deposit that are scheduled to mature in one year or less at June 30, 2003 totaled $2.28 billion. Based upon prior experience and the Company’s current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company’s most liquid assets are cash and cash equivalents, money market investments, short-term securities and securities available-for-sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2003 and December 31, 2002, the Company had $70.0 million and $171.0 million, respectively, in cash and cash equivalents and money market investments. Included in money market investments were $10.5 million of short-term repurchase agreements at December 31, 2002. The Company had no short-term repurchase agreements outstanding at June 30, 2003.

During the six months ended June 30, 2003 the Company repurchased 4,926,005 shares of its common stock at an aggregate cost of $93.5 million. During the quarter ended June 30, 2003 the Company completed its ninth stock repurchase program and announced its tenth stock repurchase program, which authorizes the purchase of approximately 7.6 million shares. As of June 30, 2003 the Company has repurchased 545,185 shares of the 7.6 million authorized in the tenth program. Future purchases of the Company’s common stock will be made from time to time, in light of market conditions, at the discretion of management.

On May 20, 2003 the Company declared a quarterly cash dividend totaling $11.1 million, or $0.155 per common share. The dividend was paid on June 11, 2003 to shareholders of record on May 30, 2003. For the six months ended June 30, 2003 the Company has paid dividends of $22.3 million, or $0.305 per common share.

On July 25, 2003 the Company declared a quarterly cash dividend to $0.155 per common share. The dividend will be paid on August 15, 2003 to shareholders of record on August 5, 2003.

Interest Rate Sensitivity Analysis—Management of Interest Rate Risk

The principal objectives of the Company’s interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, to maintain an appropriate level of risk given the Company’s business strategies, operating environment, capital and liquidity requirements and performance objectives, and to manage the risk consistent with the Board of Directors’ approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s Board of Directors reviews the Company’s interest rate risk position on a monthly basis. Additionally, an Asset/Liability Committee comprised of the Bank’s senior management reviews the Company’s interest rate risk position on a weekly basis. Senior management also reviews, with the Board of Directors, its activities and strategies, the effect of those activities and strategies on the Company’s net interest margin, the market value of the Company’s portfolio of investments and loans and the effect that changes in interest rates may have on the Company’s investment and loan portfolios and exposure limits.

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

Interest Rate Sensitivity Analysis—Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same specific time period. At June 30, 2003, the Company’s one-year gap position was positive 37.64%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets, which, consequently, may result in the yield of its interest-earning assets increasing at a rate faster than its cost of interest-bearing liabilities, as opposed to if the institution had a negative gap. Accordingly, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets repricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income. The Company’s June 30, 2003 cumulative one-year gap position reflects the classification of available-for-sale and held-to-maturity securities within repricing periods based on their contractual maturities adjusted for estimated callable features and prepayments, if any. If all available-for-sale securities at June 30, 2003 were classified within the “Up to One Year” maturity or repricing category, net interest-earning assets would have exceeded interest-bearing liabilities maturing or repricing within the same period by $5.91 billion, representing a positive cumulative one-year gap position of 54.69%. Available-for-sale securities may or may not be sold, subject to management’s discretion. Given the Company’s existing liquidity position and its ability to sell securities from its available-for-sale portfolio, management of the Company believes that its current gap position will not have a material adverse effect on its liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, that are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the Gap Table). Except as stated, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2003 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments within a one year period and subsequent annual time intervals. Prepayment rate assumptions ranging from 4% to 78% per year were applied to the real estate loan portfolio, dependent upon the loan type and coupon. Mortgage-backed and mortgage related securities were assumed to prepay at rates between 10% and 84% annually, dependent upon the security type and pass-through rate. Money market accounts were assumed to decay (estimated deposit withdrawal activity) at 10% per annum, savings accounts were assumed to decay at 4% per annum and Super NOW and NOW accounts were assumed to decay at 3% per annum. Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future real estate loan and mortgage-backed and mortgage related securities principal prepayments and deposit withdrawal activity.

In addition to the foregoing, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in the Gap Table are $825.5 million of callable securities at their estimated fair value and classified primarily based upon their respective call features. Of such securities, $587.7 million have been classified, using callable features, in the “Up to One Year” category, $112.6 million have been classified, using callable features, in the “One to Two Years” category, $38.9 million have been classified, using callable features, in the “Over Five Years” category and $86.3 million have been classified, according to their contractual maturity date, in the “Over Five Years” category. Also included in the Gap Table are $2.54 billion of callable borrowings, classified according to their maturity date, except for $100.0 million of such borrowings, which have been classified according to their first call date in the “Up to One Year” category. If all callable borrowings at June 30, 2003 were classified according to their first call date, the Company’s one-year gap position would have been positive 16.04%.

The Company’s positive gap position at June 30, 2003 of 37.64% as compared to a positive 42.73% at December 31, 2002 continues to reflect the effect of prepayment activity experienced during 2002 and the first six months of 2003 in the mortgage-backed securities and real estate loan portfolios. In addition, expected maturities of borrowed funds lengthened during the first six months of 2003. Borrowed funds maturing in one year or less decreased from 16.7% of total borrowed funds at December 31, 2002 to 0.1% of the total borrowed funds at June 30, 2003. Slightly offsetting the lengthening of borrowed fund maturities was a shortening of certificates of deposit (CDs) maturities. CDs maturing in one year or less increased from 56.7% of total CDs at December 31, 2002 to 67.5% of total CDs at June 30, 2003.

	At June 30, 2003
	Up to One Year	One to Two Years	Two to Three Years	Three To Four Years	Four to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets (1):
Debt and equity securities, net (2)	$1,030,789	$71,992	$18,096	$1,013	$4,527	$287,992	$1,414,409
Mortgage-backed and mortgage related securities, net (2)	3,895,330	1,044,636	346,051	108,657	32,152	82,357	5,509,183
Real estate loans, net (3) (4)	1,344,594	387,385	254,662	304,001	608,627	350,722	3,249,991
Consumer and other loans, net (3) (4)	232,892	6,667	14,427	5,025	3,473	17,731	280,215

Total interest-earning assets	6,503,605	1,510,680	633,236	418,696	648,779	738,802	10,453,798

Interest-bearing liabilities (1):
Money market accounts	83,895	37,681	28,116	24,429	22,210	634,358	830,689
Savings accounts	55,346	51,537	48,122	45,052	42,286	1,051,715	1,294,058
Super NOW and NOW accounts	10,269	9,961	9,663	9,373	9,091	293,957	342,314
Certificates of deposit	2,280,365	490,661	130,437	265,358	114,179	98,231	3,379,231
Borrowed funds	4,974	424,972	1,250,268	49,967	499,793	1,750,907	3,980,881

Total interest-bearing liabilities	2,434,849	1,014,812	1,466,606	394,179	687,559	3,829,168	9,827,173

Interest sensitivity gap (5)	$4,068,756	$495,868	$(833,370)	$24,517	$(38,780)	$(3,090,366)	$626,625

Cumulative interest sensitivity gap	$4,068,756	$4,564,624	$3,731,254	$3,755,771	$3,716,991	$626,625

Cumulative interest sensitivity gap as a percentage of total assets	37.64%	42.23%	34.52%	34.75%	34.39%	5.80%
Cumulative net interest- earning assets as a percentage of cumulative interest- bearing liabilities	267.11%	232.32%	175.90%	170.72%	161.97%	106.38%

(1)	Interest-earning assets are included in the period in which the balances are expected to be re-deployed and/or re-priced as a result of anticipated prepayments and call dates, scheduled rate adjustments and contractual maturities.
(2)	Debt, equity and mortgage-backed and mortgage related securities, net, are shown at their respective carrying values. Included in debt and equity securities, net, is $83.3 million of Federal Home Loan Bank stock.
(3)	For the purpose of the gap analysis, the allowance for loan losses and non-performing loans have been excluded.
(4)	Loans held-for-sale are included in the “Up to One Year” category.
(5)	The interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage (ARM) loans, have features which limit adjustments to interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase. The table reflects management’s estimates as to periods to repricing at particular points in time. Among the factors considered, management monitors both current trends and its historical repricing experience with respect to particular or similar products. For example, the Bank has a number of deposit accounts, including passbook savings, Super NOW and NOW accounts and money market accounts, which, subject to certain regulatory exceptions, may be withdrawn at any time. The Bank, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, not all will do so even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s quantitative and qualitative disclosures about market risk, see the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity Analysis —Management of Interest Rate Risk” and “—Interest Rate Sensitivity Analysis—Gap Analysis.”

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 20, 2003 the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three-year terms of office each and the ratification of the Board of Directors’ appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003. The number of votes cast at the meeting as to each matter acted upon was as follows:

		Number of Votes For	Number of Votes Withheld
1.	Election of Directors:
	Thomas J. Calabrese, Jr.	66,963,275	521,588
	Spiros J. Voutsinas	66,851,295	633,568
	Leonard Genovese	66,858,574	626,289
	Dr. Edwin W. Martin, Jr.	66,816,241	668,622
	Richard C. Webel	66,931,134	553,729

The Directors whose terms continued and the years their terms expire are as follows:

Year Term Expires
Continuing Directors:
Joseph L. Mancino	2004
John M. Tsimbinos	2004
James E. Swiggett	2004
John R. Bransfield, Jr.	2005
Thomas A. Doherty	2005
Maureen E. Clancy	2005
Victor C. McCuaig	2005

		Number of Votes For	Number of Votes Against	Number of Votes Abstaining
2.	Ratification of appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003	65,914,307	1,395,085	175,471

Item 5. Other Information

     On June 27, 2003, the Company announced a strategic merger with New York Community Bancorp, Inc. and signed a definitive agreement under which the two companies will combine. The transaction is expected to close in the fourth quarter of 2003, pending shareholder and regulatory approval. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge with and into New York Community Bancorp, Inc. and The Roslyn Savings Bank will operate as a division of New York Community Bank. Shareholders of the Company’s common stock will receive 0.75 of a share of New York Community Bancorp, Inc. common stock in exchange for each share of Roslyn Bancorp, Inc. common stock held at the merger date. The transaction will be tax-free to Company’s shareholders. In connection with the merger agreement, New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. have each been issued an option to purchase, under certain circumstances, up to 19.9% of the other’s common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc.

3.1	Certificate of Incorporation of Roslyn Bancorp, Inc.[1]

3.2	Certificate of Amendment to Certificate of Incorporation of Roslyn Bancorp, Inc.[2]

3.3	Third Amended and Restated Bylaws of Roslyn Bancorp, Inc.[3]

3.4	Form of Stock Certificate of Roslyn Bancorp, Inc.[1]

4.1	Shareholder Protection Rights Agreement, dated as of September 26, 2000, between Roslyn Bancorp, Inc. and Registrar and Transfer Company as Rights Agent[4]

4.2	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between Roslyn Bancorp, Inc. and Registrar and Transfer Company as Rights Agent

4.3	Form of Senior Indenture[5]

4.4	Form of Subordinated Indenture[5]

4.5	Form of Note for Senior Debt Securities[5]

4.6	The registrant will furnish upon request copies of all long-term instruments of registrant and its consolidated subsidiaries

10.1	Stock Option Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc., as issuer, and Roslyn Bancorp, Inc., as grantee.

10.2	Stock Option Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc., as grantee, and Roslyn Bancorp, Inc., as issuer.

10.3	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino.

10.4	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino.

10.5	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino.

10.6	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr.

10.7	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr.

10.8	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr.

10.9	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro.

10.10	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro.

10.11	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro.

10.12	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and, John L. Klag.

10.13	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag.

10.14	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag.

10.15	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie.

10.16	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie.

10.17	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie.

10.18	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy.

10.19	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy.

10.20	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy.

10.21	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn.

10.22	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn.

10.23	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn.

10.24	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley.

10.25	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley.

10.26	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley.

11.0	Statement re computation of per share earnings

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification

32.0	Section 1350 Certifications

(b)	Reports on Form 8-K

On April 21, 2003 Roslyn Bancorp, Inc. announced its financial results for the quarter ended March 31, 2003. The press release announcing financial results for the quarter ended March 31, 2003 was filed as Exhibit 99.1.

On May 7, 2003 Roslyn Bancorp, Inc. announced that it was making available and distributing to current and prospective investors a written presentation. The presentation includes, among other matters, information regarding the Company’s current and historic business strategies, operations, performance and revenue projections for 2003. The presentation was furnished as Exhibit 99.1.

On June 19, 2003 Roslyn Bancorp, Inc. announced that it was making available and distributing to current and prospective investors a written presentation that is also being posted on its web site at

www.roslyn.com. The presentation includes, among other matters, information regarding the Company’s current and historic business strategies, operations, performance and revenue projections for 2003. The presentation was filed as Exhibit 99.1.

Notes:

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration Statement No. 333-10471, filed with the Securities and Exchange Commission on August 20, 1996.
(2)	Incorporated by reference into this document from the Exhibits to the Company’s quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 13, 1999.
(3)	Incorporated by reference into this document from the Exhibits to the Company’s quarterly report on Form 10-Q, Commission File No. 0-28886, filed with the Securities and Exchange Commission on August 10, 2000.
(4)	Incorporated by reference into this document from Exhibits to the Company’s Form 8-A, and any amendments thereto, Commission File No. 0-28886, filed with the Securities and Exchange Commission on September 29, 2000.
(5)	Incorporated by reference into this document from Exhibits to the Company’s Form S-3, and any amendments thereto, Commission File No. 333-67282, filed with the Securities and Exchange Commission on August 10, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSLYN BANCORP, INC.
(Registrant)

Date: August 14, 2003	By:	/s/ Joseph L. Mancino
Joseph L. Mancino
Vice Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Michael P. Puorro
Michael P. Puorro
Treasurer and Chief Financial Officer